Form 10QSB
period 2004-09-30
GOLDEN HOPE RESOURCES CORP
filed 2004-11-15
CIK 1282613

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         FORM 10-QSB

[X]  Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended September 30, 2004

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from        to
                               -------   --------

                Commission File Number: 000-50906

                   GOLDEN HOPE RESOURCES CORP.
      ----------------------------------------------------
      (Exact name of Registrant as specified in its charter)

        Nevada                                     91-2190195
 ---------------------------                   -----------------
(State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization               Identification No.)


 Suite 708- 1155 W. Pender Street
Vancouver, B.C., Canada    V6E 2P4           (604) 605-7012
--------------------------------      -----------------------------
(Address of principal executive       (Registrant's telephone number,
 offices)                              including area code)


                                None
  -----------------------------------------------------------------
  Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   Yes   X      No

We had a total of 2,000,000 shares of common stock issued and outstanding at September 30, 2004 Our common stock is listed on the pink sheets under the trading symbol "GHPR".

Transitional Small Business Disclosure Format:  Yes     No X

                 Part I - Financial Information

Item 1.  Financial Statements

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of Registrant's financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year.

                     GOLDEN HOPE RESOURCES CORP.
                  (A Development Stage Enterprise)
                          Balance Sheet

                                      September 30   December 31
                                         2004           2003
                                      (Unaudited)     (Audited)
ASSETS
------
Current Assets
--------------
  Cash                                  $  3,242      $   2,327
  Other Receivable                         1,500              -
                                        --------      ---------
Total Current Assets                       4,742          2,327
                                        --------      ---------
Total Assets                            $  4,742      $   2,327
                                        ========      =========
LIABILITIES
-----------
Current Liabilities
-------------------
  Other Payable                                -          1,881
                                        --------      ---------
Total Current Liabilities                      -          1,881
                                        --------      ---------
Total Assets                            $      -      $   1,881

STOCKHOLDERS' EQUITY
--------------------
Common Stock                               1,450            750
  25,000,000 authorized shares,
  par value $0.001 per share
  2,000,000 shares issued and
  outstanding
Additional Paid-in Capital                48,550         14,250
Accumulated Deficit during the
  Development Period                     (45,258)       (14,555)
                                        --------      ---------
Total Stockholders' Equity                 4,742            445
                                        --------      ---------
  Total Liabilities and
  Stockholders'Equity                   $  4,742      $   2,327
                                        ========      =========


 The accompanying notes are an integral part of these financial statements.


                   GOLDEN HOPE RESOURCES CORP.
                 (A Development Stage Enterprise)
                     Statement of Operations

                                                              Date of
                                                            Incorporation
                          Three Months     Three Months    and Inception
                             Ended           Ended         March 31,2003
                          September 30     September 30    to September 30,
                         2004     2003    2004     2003     2004 (U.S.$)
                        ---------------  ----------------  -------------
Revenues:
---------
  Revenues              $     -  $    -   $    -  $    -      $       -
  Interest                    7       0        7       0              7
                        -------  ------   ------  ------      ---------
Expenses
--------
  Bank charges               86      75      337      75            682
  Filing fees               100       -      100       -            910
  Professional fees       9,400       -   17,382       -         17,882
  Rent and Utilities        303       -      781       -          1,081
  Mineral Property
   Expenditures           5,000  12,600   12,000  12,600         24,600
  Office and
   Administration             -       -      111       -            111
                        -------  ------   ------  ------      ---------
Total Expenses           14,889  12,675   30,711  12,675         45,265
                        -------  ------   ------  ------      ---------
Net loss from
   Operations          (14,882)(12,675) (30,704)(12,675)       (45,258)

Provision for Income Taxes:
--------------------------
Income Tax Benefit           -       -        -       -              -
  Net Income (Loss)    (14,882)(12,675) (30,704)(12,675)       (45,258)
                       ======= =======  ======= =======        ========
Basic and Diluted
Earnings per Common
Share                  $ (0.01)  (0.02)   (0.00)  (0.00)         (0.04)
                       -------  ------   ------  ------      ---------
Weighted Average
Number of Common
Shares used in per
share calculations   1,450,000 750,000 1,304,380 750,000     1,099,192
                     ========= ======= ========= =======     =========


The accompanying notes are an integral part of these financial statements.

                      Golden Hope Resources Corp.
                    (A Development Stage Enterprise)
                   Statement of Stockholders' Equity
                       As of September 30, 2004

                                                     Accumulated
                                                    Deficit During
                                  $0.001    Paid-In  Development Stockholders'
                         Shares   Par Value Capital     Stage       Equity
                         --------- -------- --------  ---------- ------------
Balance,
July 25, 2003                -    $      -  $      -  $        - $         -

Stock issued for
Cash July 25, 2003     250,000         250     4,750           -       5,000

Stock Issued for
Property
Expenditures           500,000         500     9,500           -      10,000

Net Loss                                                 (14,555)    (14,555)
                     ---------    --------  --------  ----------  -----------
Balance,
December 31, 2003     750,000     $    750  $ 14,250     (14,555)        445
                     ---------    --------  --------  ----------  -----------

Stock Issued for
Cash-504 Offering
February 27, 2004     700,000          700    34,300           -      35,000

Net Loss                                                 (30,704)    (30,704)
                    ---------     --------  --------  ----------  -----------
Balance,
September 30,
2004               1,450,000     $  1,450  $ 48,550  $  (45,258)  $    4,742
                    =========     ========  ========  ==========  ===========


   The accompanying notes are integral part of these financial statements.

                       Golden Hope Resources Corp.
                    (A Development Stage Enterprise)
                       Statement of Cash Flows
                             (Unaudited)
                                 --------------------      ------------------
                                    For the Nine             From Inception
                                    Months Ended             (July 25, 2003)
                                    September 30                     to
                                   2004        2003         September 30, 2004
                                 --------------------       ------------------
Cash Flow From Operating
Activities:
-------------------------
  Net Income (Loss)              $(30,704)  $(12,675)          $ (45,258)
                                 --------   --------           ---------

Net Cash Used in
Operating Activities             $(30,704)  $(12,675)          $ (45,258)
                                 --------   --------           ---------

Cash Flows from Investing
Activities:
-------------------------
Other Assets                            -          -                   -
                                 --------   --------           ---------

Net Cash Used in Investing
Activities                             -          -                   -
                                 --------   --------           ---------
Cash Flows from Financing
Activities:
------------------------
Other Receivable                  (1,500)         -               (1,500)
Other Payable                     (1,881)     1,881                    -
Common Stock                      35,000     15,000               50,000
                                 --------   --------           ---------
Net Cash Provided from
Financing Activities              31,619     16,881               48,500
                                 --------   --------           ---------
Net Increase in Cash                 915      4,206                3,242
                                 --------   --------           ---------
Cash Balance, Begin Period         2,327          -                3,242
                                 --------   --------           ---------
Cash Balance, End Period         $ 3,242    $ 4,206            $   3,242
                                 ========   ========           =========
Supplemental Disclosures:
 Cash Paid for interest                   $       -        $        -
 Cash Paid for income taxes               $       -        $        -

The accompanying notes are an integral part of the financial statements.

                         GOLDEN HOPE RESOURCES CORP.
                        NOTES TO FINANCIAL STATEMENTS

NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------
Organization
------------
Golden Hope Resources Corp. ("the Company") was incorporated under the laws of the State of Nevada on July 25, 2003 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The company has a total of 25,000,000 authorized shares with a par value of $.001 per share and with 1,450,000 shares issued and outstanding as of September 30, 2004. The Company's year end for accounting purposes is December 31.

Financial Statement Presentation
--------------------------------
The consolidated unaudited interim financial statements of the Company as of September 30, 2004 included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2003 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2004, and the results of their operations for the three months ended September 30, 2004, the nine months ended September 30, 2004, and the period from inception (July 25, 2003) to September 30, 2004, and their cash flows for the nine months ended September 30, 2004, and the period from inception (July 25, 2003) to September 30, 2004.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2003 and related notes included in the Company's Form 10-SB filed with the Securities and Exchange Commission

Development Stage Enterprise
----------------------------
The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principal operations have not commenced, and, accordingly, no revenue has been derived during the organizational period.

NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)

Foreign Currency Translation
----------------------------
The Company has adopted Financial Accounting Standard No. 52. Assets and liabilities of operations in foreign countries are translated into U.S. dollars using both the exchange rate in effect at the balance sheet date or historical rate, as applicable. Results of operations are translated using the average exchange rates prevailing throughout the period. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in stockholders' equity (Accumulated other comprehensive loss), while gains and losses resulting from foreign currency transactions are included in operations.

Accounting Method
-----------------
The Company's financial statements are prepared using the accrual method of accounting. Revenues are recognized when earned and expenses when incurred. Fixed assets are stated at cost. Depreciation and amortization using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

Earnings per Common Share
-------------------------
The Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Exploration Costs
-----------------
The Company expenses all costs related to the maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of its exploration prospects, therefore, all costs are being expensed.

NOTE 2  -  COMMON STOCK
-----------------------
A total of 250,000 shares of stock were issued pursuant to a stock subscription agreement for $0.02 per share for a total of $5,000 to the original officers and directors on July 25, 2003.

Also, on July 25, 2003 the Company issued 500,000 shares to a founder in exchange for mining properties valued at $10,000 or $.02 per share.

On February 27, 2004, a Regulation D - Rule 504 offering was declared effective by the State of Nevada and a Form D was filed with the Securities and Exchange Commission to issue 700,000 shares at $.05 per share. The funds will be used for exploration on its properties.

NOTE 3  -  RELATED PARTIES
--------------------------
On July 25, 2003 the Company issued 500,000 shares to Fred Fisher, a founder, in exchange for mining properties valued at $10,000 or $.02 per share.

Note 4 -  Going Concern
-----------------------
The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs that raise substantial doubt about its ability to continue as a going concern. The stockholders/ officers and or directors have committed to advancing operating costs of the Company interest free to insure that the Company has enough operating capital over the next twelve months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations
---------------------
For the three months ended September 30, 2004, we had revenues of $7, compared to no revenues for the three months ended September 30, 2003. We incurred operating expenses of $14,882 for the three months ended September 30, 2004, as compared to $12,675 for the three months ended September 30, 2003. These expenses consisted of general operating expenses, including research and exploration expenses, and accounting and professional fees incurred in connection with the day-to-day operation of our business and the preparation and filing of our periodic reports. Our net loss for the three and nine month periods ended September 30, 2004 was $14,882 and $30,704, respectively, as compared to a net loss of $12,675 for the three and nine month periods ended September 30, 2003. We have incurred a total net loss of $45,258 from the date of incorporation on March 31, 2003 to September 30, 2004.

There was no cash provided by financing activities for the three months ended September 30, 2004.

Our ability to continue as a going concern is wholly dependent on our ability to expand our business operations and generate revenues or raise funds through sale of our equity securities for use in administrative, marketing and business activities.

Liquidity and Capital Resources
-------------------------------
We expect our current cash in the bank of $4,272 at September 30, 2004 to satisfy our cash requirements for at least the next six months without having to raise additional funds or seek bank loans, as the winter weather has set in and our property will not be accessible for further exploration and sampling activities until next spring/summer when the roads become accessible again. At that time, we may have to raise additional monies through sales of our equity securities or through loans from banks or third parties to continue our business plans; however, no such plans have yet been implemented.

Our stockholders' equity as of September 30, 2004, was $4,742.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next six months.

Plan of Operation
-----------------
Our initial exploraiton program was carried out on the Silver Tip Project. Field work was primarily conducted during the month of July. The goal of our work was to locate and confirm mineralization at the known showings within our property; test for possible extensions of these showings; determine the causative source of geophysical anomalies identified from previous work programs; search for previously unidentified areas of mineralization on our property; and to improve access to the main showings. The field work ws carried out by our officers and directors, independent geologists and casual laborers.

Our field work yielded the following results:

- Successfully located all five (5) of the old workings within the property, including the Helen underground workings, which had not been found for over 30 years.

- Scouted, flagged and slashed the route for the access trail that will provide ATV (4-wheel motorcycle) access from the Utica Mine, where the main access road ends, to the Keno Workings. Approxi-mately 650m (2100 ft.) of this ATV trail was cut before it became apparent tht the program would have to be scaled back due to lack of funding and that the monies available would be better spent (to advance the project) carrying out geological mapping, prospecting and sampling.

- Completed geological mapping and rock and soil sampling within the areas immediately surrounding the five known showings (Keno, Marble Arch, California and Big Ben).

- Conducted prospecting and reconnaissance geological mapping of the entire property, including the sites of geophysical anomalies identified from a previously conducted airborne geophysical survey. Three main areas of interewst that will require follow up work were identified during this work.

- Collected 340 soil and 30 rock samples during the program.

- Staked the Silver Tip #3 claim, an additional 25ha (62.5 acre) claim that adjoins the project to cover a newly discovered area of mineralization. (Silver Tip #3 - BC Tenure #413065 anniversary date July 27, 2005).

12 of the 30 rock samples collected during the project were submitted to Assayers Canada Laboratory for gold, silver and 32 element ICP analysis. The results of those sample confirm the high-grade nature of the mineralization within the property. The assay reports are available for review at our offices. The balance of the rock samples and all of the soil samples have been placed in storage for future testing when funds become available.

Even without the analytical results from the balance of the samples collected during this program, it is evident from field observations and the initial results that further work on the project is warranted. This work should include trenching at the five known showings and along the possible extensions of these mineralized zones with the immediate goal of blocking out tonnage of high grade (+100oz./Ton
Ag silver ore). Further work should also be carried out at any additional targets that are identified as a result of the analytical results from the balance of the samples. The prioritations of the further work can be better determined once all of the analytical data is received. Access to the workings will also be a factor in the prioritation process, as the property is now currently inaccessible due to winter weather and impassable road conditions.

We do not anticipate any material commitments for capital expenditures in the near term. We are not aware of any trend in our industry or capital resources which may have a negative impact on our income, revenues or income from operations.

Accounting Policies
-------------------
The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim financial statements. Management believes the disclosures made are adequate to make the information not misleading and recommends that these unaudited financial statements be read in conjunction with the audited financial statements and notes included in our Form 10SB, filed with the U.S. Securities and Exchange Commission.

The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles.
Preparing financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by Management's application of accounting policies. These important accounting policies include the successful efforts method of accounting for property and equipment, revenue recognition, accounting for income taxes, accounting for environmental matters, and foreign currency translation.

We have adopted Statement of Financial Accounting Standards
(SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which provides guidance on long-lived assets and certain intangibles which are reported at the lower of the carrying amount or their estimated recoverable amounts.

We also apply SFAS No. 128, Earnings Per Share, for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in our earnings.

We have also adopted SFAS No. 52, Foreign Currency Translation, which requires that the translation of the applicable foreign currency into U.S. dollars be performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are included in the consolidated statements of stockholders' equity and comprehensive income.

ITEM 3.   CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, we have performed an evaluation, under the supervision and with the participation of our Management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the current disclosure controls are effective in timely alerting us to any material information required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

                  PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A) The following exhibits, marked with an asterisk and required to be filed hereunder, are incorporated herein by reference and can be found in their entirety in our original Form 10-SB
Registration Statement, filed under CIK Number 0001282613 on
August 17, 2004, at the SEC website at www.sec.gov:

Exhibit No.     Description
----------      -----------
* 3(i)          Articles of Incorporation
* 3(ii)         Bylaws
  99.1          Sec. 302 Certification
  99.2          Sec. 906 Certification

B) There were no reports on Form 8-K filed during the quarter ended September 30, 2004.

                       SIGNATURES
                       ----------
Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                               Golden Hope Resources Corp.,
                               a Nevada corporation
                               ------------------------

Date:  November 13, 2004       By:/s/ Frederick Fisher,
                               President, Chief Executive
                               Officer, Treasurer, Chief
                               Financial Officer, Principal
                               Accounting Officer and
                               Chairman of the Board

Date:  November 13, 2004       By:/s/ Tom Murdoch,
                               Secretary and Director

Date:  November 13, 2004       By:/s/ Chris Sturdy,
                               Director