Form 10QSB/A
period 2004-09-30
GOLDEN HOPE RESOURCES CORP
filed 2005-01-03
CIK 1282613

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                    AMENDMENT NO. 1
                        FORM 10-QSB

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

                  PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A) The following exhibits, marked with an asterisk and required to be filed hereunder, are incorporated herein by reference and can be found in their entirety in our original Form 10-SB
Registration Statement, filed under CIK Number 0001282613 on
August 17, 2004, at the SEC website at www.sec.gov:

Exhibit No.     Description
----------      -----------
*   3(i)          Articles of Incorporation
*   3(ii)         Bylaws
99.1          Sec. 302 Certification
*  99.2          Sec. 906 Certification

B) There were no reports on Form 8-K filed during the quarter ended September 30, 2004.

                       SIGNATURES
                       ----------
Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                               Golden Hope Resources Corp.,
                               a Nevada corporation
                               ------------------------

Date:  December 31, 2004       By:/s/ Frederick Fisher,
                               President, Chief Executive
                               Officer, Treasurer, Chief
                               Financial Officer, Principal
                               Accounting Officer and
                               Chairman of the Board

Date:  December 31, 2004       By:/s/ Tom Murdoch,
                               Secretary and Director

Date:  December 31, 2004       By:/s/ Chris Sturdy,
                               Director