Form 10KSB
period 2004-12-31
GOLDEN HOPE RESOURCES CORP
filed 2005-03-30
CIK 1282613

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-KSB
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2004

[ ]Transition report Pursuant to Section 13 or 15(d) of the Exchange Act

                  Commission File Number: 0-50906
                     GOLDEN HOPE RESOURCES CORP.
    ----------------------------------------------------------
         (Name of Small Business Issuer In Its Charter)

        Nevada                               20-0237026
 -------------------------------         ------------------
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organization         Identification No.)


     Suite 708- 1155 W. Pender Street
        Vancouver, B.C., Canada                V6E 2P4
---------------------------------------     -------------
(Address of principal executive offices)      (Zip Code)

                          (604) 605-7012
                 --------------------------------
                    (Issuer's Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes  [X]      No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

We had no revenues for the fiscal year ended December 31, 2004. At December 31, 2004, 700,000 shares of our common stock were held by non-affiliates.
Our common stock is currently listed for quotation in the pink sheets under the symbol GHPR; however, no active trading market has yet commenced.
Issuer had a total of 1,450,000 shares of Common Stock issued and outstanding at December 31, 2004.

Some exhibits required to be filed hereunder, are incorporated herein by reference to Issuer's original Form 10-SB Registration Statement, filed under on August 17, 2004, on the SEC website at www.sec.gov.

Transitional Small Business Disclosure Format:  Yes     No X


                      Forward Looking Statements
                      --------------------------

In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to the our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and our Management's beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on Management's beliefs, as well as assumptions made by and information currently available to Management. When used in this document, words like "may", "might", "will", "expect", "anticipate", "believe", and similar expressions are intended to identify forward looking statements. Actual results could differ materially from Management's current expectations. For example, there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as we may need for continued business operations.




                        Available Information
                        ---------------------

Our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

                             PART I
                             ======
Item 1. Business
----------------
General
-------
Golden Hope Resources Corp. was incorporated in the State of Nevada on July 25, 2003 to engage in the acquisition, exploration and development of natural resource properties. We have commenced limited business operations, but have not yet realized any income.

In March 2004, we raised a total of $35,000 in an offering of our securities to the public, pursuant to an exemption provided by Rule 504 of Regulation D, promulated under the Securities Act of 1933, as amended. The registration statement for the offering was filed and qualified for sale by the Nevada Securities Division.

Properites and Mining Claims
----------------------------
In July 2003, we acquired all of the right, title and interest in and to the Summit Gold Project and Silver Tip Property mining claims from Fred Fisher, an officer and director, in exchange for 500,000 shares of our restricted common stock.

                      Summit Gold Project
                      -------------------
This property consists of ten two-post mineral claims, covering a total surface area of 625 acres, located at the headwaters of the Indian River, approximately 8 miles southeast of Squamish, B.C., Canada, called the Summit Gold Project. The property located immediately west of our claims had a past producing mine from 1905 to 1977 called the Britannia Mine, which producted approximately 493,000 ounces of gold, 5,800,000 ounces of silver and 165 million tons of copper. The claims are located in the Vancouver Mining Division of southwestern British Columbia, Canada.

The claims were staked to cover high-grade gold and silver mineralization called the Slumach Zone or Slumach Veins, discovered in 1982, occurring in two parallel quartz-chlorite veins. Two short adits and drift are located on the property. The main vein varies in width from 1 to 2.3 feet wide over it 230 foot known length. It averages 2.11 oz/ton Au over 1 foot based on 9 channel samples collected at intervals along the vein during 1983. Grab samples from the vein have returned values up to 20.9 oz/ton Au.

According to a geological report of the property, prepared by Lloyd C. Brewer, an independent geologist, in 1984, a test shipment of 57.8 tons of ore, from the Slumach zone, produced 57.1 oz/Au,
137.4 oz Ag, 1,474 pounds Cu and 5,257 pounds Zn. The average precious metal grade of this shipment was 0.99 oz/ton Au and 2.37


                              3




oz/ton Ag. Diamond drilling has confirmed that the gold-silver mineralization extends for at least 165 feet to the northwest and 80 feet down dip from the main adit as well as intersected anomalous gold, at depth, along the southeastern strike projection. Drill intersections include 7.39 oz/ton Au and 8.0 oz/ton Ag over
3.2 feet.

The property also cover a portion of copper-lead-zinc mineralization occurring called the War Eagle Showing. The report indicates that between 1977 and 1995 extensive exploration was carried out within the current property boundaries and the immediate area by Maggie Mines Ltd., Placer Dome and Minova Inc. (Falconbridge) who were exploring the area for massive sulphide mineralization (Cu-Pb-Zn-Au-Ag) similar to that of the nearby Britannia Mine.

The geological report advises that past work indicates good potential for the presence of additional precious metal - quartz vein hosted mineralization, within the area of the Summit Gold
Project.  A 2-phase exploration program was recommended.

Location and Access - The claims are located approximately 23 miles (37km) north of Vancouver. The claims are located at the headwaters of the Indian River at the divide between the Stawamus River, which flows to the northwest and the Indian River, which flows to the southeast. It lies 8 miles (12km) southeast from the town of Squamish and is centered at approximately 49O38'N North latitude and 123o01' West longitude.

Access to the project, from Vancouver, is best gained by traveling north along Hwy 99 towards Squamish. At the junction of Hwy 99 and the Mamquam River turn east on the Mamquam River Main (logging road) and follow this road for about 2 miles (3.2km) to the junction of the Stawamus River Main (logging road) and the Mamquam River Main. At this point, follow the Stawamus River Main to the southeast for approximately 5 miles (8km) to the claims. Secondary logging/skidder/drill roads provide access to the various areas of the claims. It is recommended that a high ground clearance four-wheel drive vehicle be used to access the property.

Physiography - The property is located within the Pacific (Fjord) Mountain Range physiographic division of the Coast Mountain Ranges. This area is typified by rugged terrain and high relief. The property lies on the southern valley slope at the headwaters of the Indian River between the elevations of 2000 feet (610m) and 4,600 feet (1,400m) above sea level.

The slopes within the project are classified as steep. Vegetation is typical of coastal temperate forests and consists of first and second growth Douglas Fir, Hemlock and Cedar trees, with fairly dense underbrush consisting of salal, boxwood, devils club and a variety of ferns. There is ample water available for all phases of exploration and development from the Indian River, Stawamus River and several small lakes in the immediate area of the property.
                              4

Exploration work on the property can be carried out on a year-round basis. The property is subject to an average of 100 inches of rainfall each year and is usually snow free from June to November. The winter snow pack can reach a depth of 8 feet(2.4m). During the snow-free season all phases of exploration work could be efficiently carried out. During the winter months it is recommended that only diamond drilling and underground exploration/development be carried out.

The property is within a 30 minute driving distance to the town of Squamish, which hosts a number of heavy equipment operators, as well as lodging, gas, vehicle and equipment repair facilities and modern shopping facilities.

Property Geology & Mineralization - Mapping by the Geological Survey of Canada, Maggie Mines, Minova and Placer Dome shows predominantly volcanic rocks of the Lower Cretaceous Gambier Group underlying the Summit Gold Project (Figure 5). Bedding and structures are mainly northwest trending and include the Indian River shear zone, a discontinuous one of shearing along the Indian River valley.

Mineralization on the property includes high-grade gold mineralization in quartz-chlorite veins cutting hornfels (Slumach
Zone) and volcanogenic system with low-grade Cu, Zn occurring within stratiform layers with some crosscutting stringer zones
(War Eagle).

The primary focus of the current/proposed exploration activities at the Summit Gold Project is on the Slumach Zone (BCDM MINFILE 092GNW036). The mineralization occurring at the War Eagle Zone (BCDM MINFILE 092GNW042), which is partially covered by this project may provide useful information and assist in the success of understanding the local mineralizing environment and developing the Slumach Zone.

War Eagle Zone:
--------------
The War Eagle Zone is partially located within the Summit #2 and Summit #4 claims. Work on the War Eagle Zone has concentrated around Portal One. The close proximity of a breccia and vent zone suggests a volcanogenic style of mineralization. An adit (Portal
One) has been driven along narrow quartz-sulphide mineralization in a sheared zone. The stringer sulphides are possibly remobilized from two flat-laying volcaniclastic horizons hosting sub-economic mineralization encountered at depth. Although high-grade zones are reported locally underground, the sampling returned an average grade of 0.50% Cu, 0.35% Zn and 0.20% Pb.
The portal is now buried, but examination of the dump material shows that the dominant sulphides are pyrite, chalcopyrite (Cu), sphalerite (Zn), pyrrhotite and minor galena (Pb/Ag), in a silicified, re-brecciated intensely altered and biotized gangue. The zone has been tested by approximately 45 diamond drill holes, as well as a short adit.

Slumach Zone:
-------------
The Slumach Zone is the focus of the current/proposed exploration program. The underground workings of the Slumach Zone are located within Summit #5. The southeastern and northwestern strike extension of the zone is located within Summit #7 and #3 respectfully. Work at the Slumach Zone has been focused on two quartz veins near Portal 2. The Main and the East veins trend northwest and dip steeply northeast. They carry up to 15 percent sulphides, primarily pyrite, sphalerite (Zn), chalcopyrite (Cu) and traces of galena (Pb/Ag) in a brecciated and silicified wall rock gangue. The sulphides appear to have been rebrecciated and cemented by quartz. Fragments of wall rock within the vein are totally biotized or chloritized and have cockscomb quart envelopes. Both veins consist of a higher grade (gold-silver) vein approximately 3 feet wide, with lower grade, altered hanging and foot walls (Drummond and Howard, 1985). The wall rocks are intensely hornfels tuffaceous sediments of Unit 2. Numerous late, dark green andesitic dykes cut the zone at varying angles.

The main vein varies in width from 1 to 2.3 feet over it 230 foot known length. It averages 2.11 oz/ton Au over a one- foot width based on nine channel samples collected at intervals along the vein within the 1008 subdrift, during 1983. The range in grade of the nine samples is from 0.63 oz/ton to 3.52 oz/ton Au. (Drummond and Howard, 1985). Free gold is reported and an association of gold within pyrite has been determined. The East Vein, 30 feet east of the Main vein is at least 65 feet long and varies from 1 to 6.5 feet in width. There is an additional zone of gold/quartz occurring above Main vein.

The Slumach Zone was discovered in August 1982 and is described as a strong quartz vein 24" to 36" in width. Initial samples from the zone returned 1.21 oz/ton Au, 0.67 oz/ton Ag and 2.72 oz/ton Au and 2.0 oz/ton Ag. There were also highly anomalous Cu, Pb and Zinc values in these samples. Subsequent sampling in 1982 yielded values to 1.676 oz/ton Au and 0.85 oz/ton over
8.8 feet.

In 1983 Maggie Mines completed approximately 240 feet of underground development on the Main Vein as well as a number of shallow diamond drill holes. The entrance to the underground workings (Portal Two) is located 140 feet below the Slumach Zone discovery outcrop. The work demonstrated that the Slumach vein system extends for at least 164 feet to the northwest and 82 feet down dip from the main adit.

Sampling of the vein exposed in the underground workings has returned numerous high-grade gold values including 10.4 oz/ton
(grab sample - Drummond/Howard) and 20.917 oz/ton (chip sample
6" - Asarco).

In 1984 a test shipment of 57.8 tons of ore, removed from the Slumach Zone, produced 57.1 oz/Au, 137.4 oz Ag, 1,474 pounds

Cu and 5,257 pounds Zn. The average precious metal grade of this shipment was 0.99 oz/ton Au and 2.37 oz/ton Ag.

Eight drill holes were completed in 1987 and 1988. The 1987 and the 1988 drill holes were placed to test the projected southeastern strike and the down-dip extension of the Slumach Veins. The 1987 drill holes tested an area between 130 feet to 260 feet east and between 164 feet to 328 feet down dip. The 1988 drill holes were placed at 328-foot intervals along the southeastern strike of the Slumach Vein system. The best drill intersection is 7.39 oz/ton Au and 8.0 oz/ton Ag over
3.2 feet. (BCDM MINFILE 92GNW036). All of the holes intersected anomalous gold values within quartz veins and/or quartz flooded rock units at depth. It was concluded that the Slumach Zone remains open down dip and along strike.

                  The Silver Tip Property
                  -----------------------
This property consists of two mineral claims encompassing 2,250 acres in total surface area. The claims cover the lower reaches of Twelve Mile Creek in the Slocan Mining Division of British
Columbia, Canada.

The property is of interest as a potential host to economic silver-lead-zinc mineralization, in epithermal veins typical of the Slocan Mining Camp. According to a geological report prepared by LLoyd C. Brewer, an independent geologist, there are also gold values reported in some of the workings, which warrant further investigation. Work on the property in the past fifteen years has been sporadic, with limited geochemical sampling in 1984, airborne magnetic and electro-magnetic surveys flown in 1985 and gridwork, prospecting and searches for the old workings being carried out in more recent years.

The property is known to host five sets of workings, consisting of approximately 1,200 feet (370m) of underground development. Limited production of high grade silver ore containing an average grade of 2,380 g/t silver (75oz/ton) has been achieved from two of the workings.

Location and Access - The property is located at the north end of the Kokanee Range in the Selkirk Mountains, on the lower reaches of Twelve Mile Creek, a tributary of the Kaslo River. It lies to the immediate south of Highway 31A, approximately 10 miles (17 km) to the northwest of Kaslo.

The Utica mine road runs through the eastern part of the property. This gravel road leads to the now abandoned Utica mine adjoining to the south of the claim group. Although a new bridge has been built across the Kaslo River, small rockslides and sloughs have made the Utica mine road is not passable at the present time. Numerous overgrown logging roads traverse the eastern portion of the claim group. A foot trail runs northwest from the Utica mine road towards the showings in the center of the claims.

Physiography - The property lies between the elevations of 3,500 feet (1,066 m) and 7,200 feet (2,190m). The main areas of interest lie between approximately 1,200 meters and 1,800 meters. Slopes are in the range of 20o to 40o, with occasional bluffs. Vegetation is moderate to heavy at lower elevations, particularly in areas of glacial cover. Higher elevations are more lightly vegetated, with many areas of outcrop. There is ample timber and water within the property to support all phases of exploration.

History of Previous Work - Exploration in the area dates back to the turn of the century when native guides led a group of prospectors northwest from the Ainsworth Camp, the group subsequently located a high grade silver - lead showing which was staked as the Noble Five claims. This discovery initiated a staking rush in the area, which led to the discovery and development of a vast number of mineral deposits with over 300 properties having reached some form of production. Production records show Silver, Lead, Zinc, Cobalt, Gold and Platinum
Group Minerals Elements were produced from these properties.

It should be noted that the British Columbia government production records are incomplete as it was common practice for the miners in the 1910 to 1930 period to ship their ore south down Kootenay Lake and the Kootenai River directly to mills at Coeur D'Alaine in Idaho for smelting.

The area saw a resurgence of activity during World War II as the demand for Zinc and other base metals increased. Production in the region has continued continuously through to the 1970's. Since that time production has been mainly limited to custom miners and leasers high grading tailings and reserves of the old producers.

The claims adjoin the Utica Mine to the west, the Utica mine produced in excess of 50,000 tons of high grade silver and lead ore, zinc is also reported in the mines production records. The original showings on the Silver Tip Property were discovered in the early 1900's. The majority of the development work was done in the 1910 - 1926 period. The recorded production from the property is less than 30 tons of hand cobbed Silver - Lead ore from three of the six showings. This seems rather odd as the Helen workings, within the claims, have over 1,200 feet
(360m) of underground development and have gold values of 0.12 oz/t (4g/t) reported in dump material.

The property has not had a modern systematic multi-phase exploration program conducted on it, nor has the target areas defined in previous work been followed up. In 1983 prospecting was performed, 1984 a small geochemical survey was carried out, (Hansen; Geological Report - June 22, 1984), in 1984 - 1985 airborne magnetic and electro-magnetic surveys were carried out over the property, (Mark; Geophysical Report - April 9, 1985),

Prospecting 1986 (Brewer; Prospecting; April 8, 1986) a
Compilation Report in 1986 (Hainsworth; July 30, 1986), and a.
report on grid emplacement and airphoto interpretation (Brewer, Young, June 2, 1996).

The property is snow free from June through November providing a five to six month exploration season.

The property is within easy commuting distance of Kaslo. Kaslo offers full facilities of a small town having a hotel, motel, bank and supermarket. Nelson, which is one hour and a half to the south, is the nearest major center.

The current  exchange rate is approximately $1.00 U.S. equals
$1.35 Canadian.

Exploration Program
-------------------
As disclosed in our geological reports, exploration work on our properties and adjacent properties has indicated that mineral occurrences exist in the area of our properties; however, further exploration is needed to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

Our exploration program has been designed to economically explore and evaluate our properties which, in our opinion, may merit development.

We do not claim to have any mineralization or reserves whatsoever at this time on any of our properties; however, based on our research and geological reports on our properties and the surrounding area, we believe there is a sufficient basis to engage in exploration activities, and we anticipate finding some possible mineralization on our properties.

During 2004, we finished our summer program, assayed selected high grade samples and intend to continue much of the same work during the 2005 summer season when the property is easily accessible.

Environmental Regulations
-------------------------
Environmental laws and regulations relating to public lands in Canada are expected to be tightly enforced. We intend to explore and, when required, develop all of our properties in strict compliance with all environmental requirements applicable to the mineral processing and mining industry. We will secure all the necessary permits for exploration and, if development is warranted on any property, will file final Plans of Operation prior to the commencement of any mining operations.

We anticipate no discharge of water into any active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No significant endangered species will be disturbed. Re-contouring and re-vegetation of disturbed surface areas will be completed pursuant to all Canadian provincial and local legal requirements. Any portals, adits or shafts will be sealed upon abandonment of a property. It is difficult to estimate the cost of compliance with environmental laws since the full nature and extent of our proposed activities cannot be determined until we commence our operations and know what that will involve from an environmental standpoint.

Government Regulations
----------------------
We will be subject to all the laws, rules and regulations which govern the mineral processing and mining industry in Canada, and specifically The British Columbia Mineral Tenure Act and the British Columbia Mining Right of Way Act. We intend to fully comply with all environmental, health and safety laws, rules, regulations and statutes.

Specifically, the proposed exploration of the property will be governed by British Columbia Mining Act. Under the Act the Governor in Council makes regulations which prescribe operating conditions governing all exploration programs. We will be required to notify the Chief of Mining Land Use of our exploration plan to ensure compliance. We intend to fully determine and comply with all rules and regulations governing our operations prior to commencement of same.

Competition
-----------
The gold mining industry is highly fragmented an competitive. We are competing with many other exploration companies looking for gold and other minerals. We are among the smallest exploration companies in existence and are an infinitely small participant in the gold exploration business which is the foundation of the mining industry. While we generally compete with other exploration companies, there is no competition for the exploration or removal of minerals from our claims or properties. Readily available commodities markets exist in Canada and around the world for the sale of gold and other minerals. Therefore, if we discover mineralization on any of our properties, we would likely be able to sell the minerals in the market.

Employees and Employment Agreements
-----------------------------------
At present, we have no employees, other than our officers and directors, who devote their time as required to our operations. Our officers and directors are not presently compensated for their services and do not have employment agreements with us.

Initially, we intend to use the services of our officers and directors for all research work on our properties. Once we commence our Phase 1 program, we expect to hire a Project Geologist and Field Assistant; however, we have not yet placed any ads or interviewed for these positions. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any officers, directors or employees.

Item 2. Properties
------------------
In July 2003, we acquired all of the right, title and interest in and to the Summit Gold Project and Silver Tip Property mining claims from Fred Fisher, an officer and director, in exchange for 500,000 shares of our restricted common stock.

The Summit Gold Project consists of 10 two-post mineral claims. The total surface area of the project is 625 acres. The project is located at the headwaters of the Indian River, approximately 8 miles (12km) southeast from the town of Squamish. The project is located in the Vancouver Mining Division of southwestern British Columbia, Canada.

The Silver Tip property consists of two mineral claims encompassing 2,250 acres (900 ha) in total surface area. The claims cover the lower reaches of Twelve Mile Creek, in the Slocan Mining Division, British Columbia.

We do not currently own any other property.

We lease shared office facilities at Suite 708-1155 West Pender Street, Vancouver, B.C., Canada V6E 2P4. The facilities include answering and fax services, reception area and shared office and boardroom facilities. Other support services are available on a pay for use basis. We pay approximately $90 US per month and the office arrangement is on a verbal month-to-month basis. There is no lease or rental agreement for the space.

Item 3. Legal Proceedings
        -----------------
We currently have no pending or threatened legal proceedings against us.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
There were no matters submitted for a vote to the security holders during the three months ended December 31, 2004.

                             PART II
                             =======

Item 5. Market for Registrant's Common Stock and Related Stockholder
        Matters
        ------------------------------------------------------------
Our Common Stock, par value $.001, is listed for quotation in the pink sheets under the symbol GHPR; however, no active trading market in our securities has yet commenced.

As of December 31, 2004 there were approximately 29 holders of record of our Common Stock.

A total of 750,000 shares are held by our officers and directors, all of which are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the Securities and Exchange Commission, promulgated under the Act. Under Rule 144, such shares can only be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing one year after their acquisition. A total of 700,000 of the issued and outstanding shares were sold in a public offering registered in the State of Nevada, pursuant to an exemption provided by Regulation D, Rule 504, and are unrestricted securities and may be publicly sold at any time, without restriction.

We have not paid any cash dividends since inception to the holders of our Common Stock. We currently intend to retain any earnings for internal cash flow use.

At December 31, 2004, there were no equity compensation plans approved or outstanding and no stock options granted or outstanding.

Item 6. Management's Discussion and Analysis of Financial Condition
        and Results of Operations
        ------------------------------------------------------------
Results of Operations
---------------------
For the year ended December 31, 2004, we incurred a net operating loss of $33,772, as compared to a net loss of $14,553 for the period from inception (July 25, 2003) to December 31, 2003. We have incurred total net operating losses of $48,325 from inception (July 25, 2003) to December 31, 2004. The expenses consisted of $2,700 in general and administrative expense for the year ended December 31, 2004, as compared to $1,953 in general and administrative expense for the period from inception (July 25, 2003) to December 31, 2003. Professional fees at December 31, 2004 were $29,803, as compared to zero for the period from inception (July 25, 2003) to December 31, 2003. Mineral property expenditures were $12,000 for the year ended December 31, 2004, as compared to $12,600 for the period from inception (July 25, 2003) to December 31, 2003. We have generated no revenues since inception.

Liquidity and Capital Resources
-------------------------------
We expect our current cash in the bank of $3,858 at December 31, 2004 and as of the date of the filing of this annual report, plus revenues we expect to derive from business operations to satisfy cash requirements for business operations for at least the next 6 months without having to raise additional funds or seek bank loans. Our continued operations are dependent upon our ability to generate revenues from operations and/or obtain further financing, if and when needed, through borrowing from banks or other lenders or equity funding. There is no assurance that sufficient revenues can be generated or that additional financing will be available, if and when required, or on terms favorable to us. If we are unable to generate sufficient revenues and/or obtain financing if and when needed, our current business plans could fail.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months.

Cash provided by financing activities for the year ended December 31, 2004 was $35,000, resulting from the sale of 700,000 shares of our common stock to 27 investors in pursuant to an initial offering of our securities registered and qualified in the State of Nevada under Regulation D - Rule 504.

Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern; however, they also advised that the going concern opinion is expected to be alleviated once we have an established business, have accomplished predictable levels of expenditure and have attained the financing or income to support those expenditures for a period in excess of one year.

We anticipate no material commitments for capital expenditures in the near term.

Item 7. Financial Statements.
        --------------------
Following are our audited financial statements for the year ended
December 31, 2004 and 2003.

Members of:                    FRANKLIN          Contact Information:
American Institute of CPA's      GRIFFITH &       6330 McLeod Drive, Suite 7
Association of Certified           ASSOCIATES        Las Vegas, Nevada 89120
 Fraud Examiners                                       (702)736-1852 (voice)
Public Company Accounting                                (702) 736-1608 (fax)
 Accounting Oversight Board
-----------------------------------------------------------------------------
To the Board of Directors and Stockholders
Golden Hope Resources Corp.
(An Exploration Stage Company)
Vancouver, BC, Canada

                 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Golden Hope Resources Corp.(An Exploration Stage Company)as of December 31, 2004, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on thesefinancial statements based on our audits. The financial statements of Siam Imports, Inc. (A Development Stage Company) as of December 31, 2003, were audited by other auditors whose report dated March 1, 2004, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004, and the results of its operations and its cash flows for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Franklin Griffith & Associates
March 27, 2005
Las Vegas, Nevada

                          GOLDEN HOPE RESOURCES CORP.
                         (An Exploration Stage Company)
                               BALANCE SHEET

                                     Audited           Audited
                                      As of             As of
                                December 31, 2004  December 31, 2003
                                -----------------  -----------------
ASSETS
------
Current assets
--------------
Cash                                $    3,858       $      2,328
Deposits                                     -                  -
                                    ----------       ------------
Total current assets                     3,858              2,328

Inventory                                   --                 --
                                    ----------       ------------
Total assets                        $    3,858       $      2,328
                                    ==========       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities
-------------------
Accounts payable                    $    2,183       $      1,881
                                    ----------       ------------
Total current liabilities                2,183              1,881
                                    ----------       ------------
Total liabilities                        2,183              1,881

Stockholders' equity
  Common stock; $.001 par value;
  25,000,000 shares
  1,450,000 and 750,000 shares
  issued and outstanding as of
  December 31, 2004 and 2003,
  respectively                           1,450                750
Additional paid-in capital              48,550             14,250
Accumulated deficit in
 exploration stage                     (48,325)           (14,553)
                                    ----------       ------------
Total stockholders' equity               1,675                447
                                    ----------       ------------
Total liabilities and
stockholders' equity                $    3,858       $      2,328
                                    ==========       ============

               See Accompanying Notes to Financial Statements

                          GOLDEN HOPE RESOURCES CORP.
                         (An Exploration Stage Company)
                            STATEMENT OF OPERATIONS

                                                   Audited           Audited
                                  Audited       July 25, 2003     July 25, 2003
                              January 1, 2004    (Inception)       (Inception)
                                  through          through          through
                             December 31, 2004 December 31, 2003 December 31, 2004
                             ----------------- ----------------- -----------------
Revenue                       $        --        $        --       $        --

Operating expenses
------------------
General and administrative          2,700              1,953             4,653
Mineral property expenditures      12,000             12,600            24,600
Professional fees                  19,083                  -            19,083
                              ----------------------------------------------------
Total operating expenses           33,783             14,553            48,336
                              ----------------------------------------------------
Loss from operations              (33,783)           (14,553)          (48,336)
                              ----------------------------------------------------
Other income (expenses):
----------------------
Other expense                           -                  -                 -
Interest income                        11                  -                11
                              ----------------------------------------------------
Total other income (expenses)          11                 --                11
                              ----------------------------------------------------
Loss before provision
for income taxes and
minority interest                 (33,772)           (14,553)          (48,325)

Provision for income taxes             --                 --                --
                              ----------------------------------------------------
Net loss                      $   (33,772)         $ (14,553)       $  (48,325)
                              ----------------------------------------------------
Basic and diluted loss
per common share              $     (0.02)         $   (0.02)       $    (0.04)
                              ----------------------------------------------------
Basic and diluted weighted
average common shares
outstanding                     1,344,521            750,000         1,157,895
                               ----------------------------------------------------

                 See Accompanying Notes to Financial Statements

                    GOLDEN HOPE RESOURCES CORP.
                  (An Exploration Stage Company)
                 STATEMENT OF STOCKHOLDERS' EQUITY

                                           Additional    Other                      Total
                          Common Stock      Paid-in   Comprehensive Accumulated  Stockholders'
                       Shares     Amount    Capital      Loss        Deficit      Equity
                       -----------------------------------------------------------------------
Balance at
July 25, 2003
(Date of inception)      --      $    --    $   --     $   --       $     --       $    --

Common Stock Issued
for Cash -
July 18, 2003           250,000      250        4,750      --             --          5,000

Common Stock Issued
for Mining
Expenditures -
July 18, 2003           500,000      500        9,500      --             --         10,000

Net loss                 --           --         --        --        (14,553)       (14,553)
                       -----------------------------------------------------------------------

Balance at
December 31, 2003       750,000      750       14,250      --        (14,553)           447
                       -----------------------------------------------------------------------
Common Stock Issued
for Cash -
February 2004           700,000      700       34,300      --             --         35,000

Net loss                 --           --         --        --        (33,772)       (33,772)
                       -----------------------------------------------------------------------
Balance,
December 31, 2004     1,450,000   $1,450    $  48,550  $   --      $ (48,325)     $   1,675
                      ========================================================================




                    See Accompanying Notes to Financial Statements

                     GOLDEN HOPE RESOURCES CORP.
                   (An Exploration Stage Company)
                       STATEMENT OF CASH FLOWS

                                                 Audited           Audited
                                  Audited       July 25, 2003     July 25, 2003
                              January 1, 2004    (Inception)       (Inception)
                                  through          through          through
                             December 31, 2004 December 31, 2003 December 31, 2004
                             ----------------- ----------------- -----------------
Cash flows from
operating activities:
--------------------
Net loss                      $    (33,772)      $    (14,553)     $    (48,325)
Adjustments to reconcile
net loss to net cash used
by operating activities:
 Changes in operating
 assets and liabilities:
  Increase/(Decrease) in
  Accounts Payable                     302              1,881             2,183
                              ----------------------------------------------------
Net cash used by
operating activities               (33,470)           (12,672)          (46,142)

Cash flows from
investing activities:
---------------------
Purchase of property
and equipment                            -                  -                 -
                              ----------------------------------------------------
Net cash used by
investing activities                     -                  -                 -


Cash flows from
financing activities:
--------------------
Proceeds from issuance
of common stock                     35,000              15,000           50,000
                              ----------------------------------------------------
Net cash provided by
financing activities                35,000              15,000           50,000
                              ----------------------------------------------------
Net increase in cash                 1,530               2,328            3,858

Cash, beginning of period            2,328                  --               --
                              ----------------------------------------------------
Cash, end of period            $     3,858          $    2,328         $  3,858


Supplementary cash flow information:
-----------------------------------
Cash payments for income taxes $        --          $       --         $     --
Cash payments for interest     $        --          $       --         $     --

                   See Accompanying Notes to Financial Statements

                     GOLDEN HOPE RESOURCES CORP.
                   (An Exploration Stage Company)
                    NOTES TO FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business and history - Golden Hope Resources Corp., a Nevada corporation, (hereinafter referred to as the "Company" or "Golden Hope") was incorporated in the State of Nevada on July 25, 2003. The Company was formed to engage in the acquisition, exploration and development of natural resource
properties of merit.   The Company owns the following mineral claims:

The Summit Gold Project located at the headwaters of the Indian River, in British Columbia, at the divide between the Stawamus River, which flows to the northwest and the Indian River, which flows to the southeast, consists of ten mineral claims totaling 10 metric claim units. The total physical area of the claims is 625 acres. The claims were staked to cover high-grade gold and silver mineralization. The property also covers a portion of a copper-lead-zinc mineralized zone.

The Silver Tip property located in the Slocan Mining Division, British Columbia consists of two mineral claims totaling 36 metric claim units. The total physical area of the claims is 2,250 acres. The property is of interest as a potential host to economic silver-lead-zinc mineralization, in epithermal veins typical of the Slocan Mining Camp. There has also been some gold values reported in some previous workings. The Company operations has been limited to general administrative operations, a limited amount of exploration and is considered a exploration stage company in accordance with Statement of Financial Accounting Standards No. 7.

Management of Company - The company filed its articles of incorporation with the Nevada Secretary of State on July 25, 2003, indicating Sandra L. Miller on behalf of Resident Agents of Nevada , Inc. as the sole incorporator.

The company filed its initial list of officers and directors with the Nevada Secretary of State on September 12, 2003, indicating it's President is Frederick Fisher and it's Secretary is Tom Murdoch and it's Treasurer is Chris Sturdy. No directors were indicated on this filing.

Going concern - The Company incurred accumulated net losses of approximately $48,325 from the period of July 25, 2003 (Date of Inception) through December 31, 2004 and has commenced limited operations, rather, still in the exploration stages, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Year end - The Company's year end is December 31.

                     GOLDEN HOPE RESOURCES CORP.
                   (An Exploration Stage Company)
                    NOTES TO FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)
Use of estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Property and equipment- Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 27 years. The amounts of depreciation provided are sufficient to charge the cost of the related assets to operations over their estimated useful lives. Upon sale or other disposition of a depreciable property, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income.

Property and equipment (cont.) The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Income taxes - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Management feels the Company will have a net operating loss carryover to be used for future years. Such losses may not be fully deductible due to the significant amounts of non-cash service costs. The Company has not established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss

                     GOLDEN HOPE RESOURCES CORP.
                   (An Exploration Stage Company)
                    NOTES TO FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)
available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For the period from July 23, 2003 (Date of Inception) through December 31, 2004, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

Comprehensive income (loss) - The Company's bank accounts are located in Canada, with funds in the United States dollar. There were no foreign currency translation gains and losses during the year ended December 31, 2004.

Foreign Currency Translation - The Company's functional currency is in the United States dollar. The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission ("SEC") and in accordance with the SFAS No. 52 - "Foreign Currency Translation". Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the period end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments from the use of different exchange rates from period to period are included in the comprehensive income account in stockholder's equity, if applicable.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses are included in other items on the statement of operations.

Revenue recognition - The Company has no revenues to date from its operations.

Legal Procedures - The Company is not aware of, nor is it involved in any pending legal proceedings.

Stock-based compensation - The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

                   GOLDEN HOPE RESOURCES CORP.
                   (An Exploration Stage Company)
                    NOTES TO FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Stock-based compensation (cont.) The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the year ended December 31, 2004:

	                        	                       2004
                                                             ---------
Net loss, as reported	                                   $  (33,772)
Other comprehensive income	                                   --
Add:  Stock-based employee compensation expense
      included in reported loss, net of related tax effect   	   --
Deduct:  Total stock-based employee compensation
         expense determined under fair value based methods
         for all awards, net of related tax effects		   --
                                                           ----------
Pro forma net loss                                         $  (33,772)

Net loss per common share:
Basic and fully diluted loss per share, as reported        $    (0.02)
Basic and fully diluted loss per share, pro forma	   $    (0.02)

There were no stock options granted for the period ended December 31, 2004. There are additionally no written or verbal agreements related to the sale of any stock, option or warrants of the Company's common stock.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company has not yet assessed the impact on adopting this new standard.

                    GOLDEN HOPE RESOURCES CORP.
                   (An Exploration Stage Company)
                    NOTES TO FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

New accounting pronouncements -
In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements.

2.	PROPERTY AND EQUIPMENT

As of December 31, 2004, the Company does not own any property and/or equipment.

3.	STOCKHOLDER'S EQUITY

The Company has 25,000,000 shares authorized and 1,450,000 issued and outstanding as of December 31, 2004. The issued and outstanding shares were issued as follows:

500,000 common shares were issued to Frederick Fisher on July 18, 2003 in exchange for $10,000 in mining property claims. Mr. Fisher had purchased the mining claims for $10,000 shortly before the Company was formed so he transferred the claims over at his cost.

250,000 common shares were issued to Tom Murdoch on July 18, 2003 for the sum of $5,000 in cash.

700,000 common shares were issued to 27 investors in the Company's Regulation D - Rule 504 offering for the sum of $35,000 in cash. The Regulation D - Rule 504 offering was declared effective by the State of Nevada on February 5, 2004, sold in February 2004 and a Form D was filed with the Securities and Exchange Commission.

4.	LOAN FROM STOCKHOLDER

As of December 31, 2004, there are no loans to the Company from any stockholders.

                    GOLDEN HOPE RESOURCES CORP.
                   (An Exploration Stage Company)
                    NOTES TO FINANCIAL STATEMENTS

5. RELATED PARTY TRANSACTIONS

On July 25, 2003, the Company issued 500,000 shares to Fred Fisher, a founder, in exchange for mining properties valued at $10,000 or $.02 per share.

	As of December 31, 2004, there are no related party transactions between the Company and any officers, other than those mentioned above and in Note 3 - Stockholder's Equity.

6. STOCK OPTIONS

As of December 31, 2004, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

7.	LITIGATION

As of December 31, 2004, the Company is not aware of any current or pending litigation which may affect the Company's operations.

8. SUBSEQUENT EVENTS

There have been no subsequent events after the close of the year, December 31, 2004, which are material to operations.

Item 8. Disagreements with Accountants on Accounting and
        Financial Disclosures
        ------------------------------------------------
There have been no disagreements with our accountants on accounting or other financial disclosures. Our former accountant, Clyde Bailey, PC, resigned in March 2005 for health and other reasons, at which time, we appointed Franklin Griffith & Associates, an independent certified public accounting firm located in Las Vegas, Nevada, as our principal accounting firm. Clyde Bailey's audit report on our financial statements for the year ended December 31, 2003 did not contain any adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope or accounting principles.

The decision to change auditors was recommended to the stockholders and approved by the Board of Directors and by majority vote of the stockholders, based solely on the reason that Clyde Bailey, PC, resigned for health and other reasons. There have been no disagreements with Clyde Bailey PC, on any matter of accounting principles or practices, financial statement disclosure, or auditing scopes or procedures.

Item 8a. Accounting Controls and Procedures
         ----------------------------------
Accounting Policies
-------------------
The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes the disclosures made are adequate to make the information not misleading. The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles. Preparing financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by Management's application of accounting policies. These important accounting policies include the successful efforts method of accounting for property and equipment, revenue recognition, accounting for income taxes and foreign currency translation.

Management maintains disclosure controls and procedures designed to ensure that we are able to timely collect the information we are required to disclose in our reports filed with the U.S. Securities and Exchange Commission. Within the 90 days prior to the date of this annual report, we performed an evaluation, under the supervision and with the participation of our Management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that the current disclosure controls are effective in timely alerting us to any material information required to be included in our periodic SEC filings.

We also maintain a system of internal controls designed to provide reasonable assurance that (i) transactions are executed in accordance with Management's general and specific authorization; (ii) transactions are recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles and to maintain accountability for assets; (ii) access to assets is permitted only in accordance with Management's general or specific authorization; and (iv) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences. We believe that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principals. Since our most recent evaluation, there have been no changes in our internal controls or in other factors that could significantly affect our internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

                              PART III
                              ========

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
         ----------------------------------------------------------
The following table sets forth the names, positions and ages of the executive officers and directors. Directors are elected at the annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board of Directors.

Name                        Age     Position(s)
----                        ---     -----------

Frederick Fisher             44     President, Chief Executive
                                    Officer, Treasurer, Chief
                                    Financial Officer and
                                    Director

Tom Murdoch                  40     Secretary and Director

Chris Sturdy                 40     Director

Each of the persons named above have held their offices/positions since inception and are expected to hold said offices/positions until the next annual meeting of stockholders.

Background of Officers and Directors
------------------------------------
Frederick Fisher has been the President, CEO, Treasurer, CFO, and a Director of our company since inception. From May 1997 to the present, he has also been a Director of StarAsia Capital Inc., a private venture capital company for emerging mining and start-up companies located in Bangkok, Thailand. From June 2001 to the present, he has worked out of Toronto, Ontario and from May
1997 to June 2001, he worked in Bangkok, Thailand.  From
September 1998 to March 2000, he was a Director and Officer of Sabai Sabai Enterprises Corp., an importer of low-priced quality products from Southeast Asia for distribution throughout North America based out of Bangkok, Thailand. From September
1997 to April 1999, he was a Director and Officer of Meximed Industries, a medical supplies distributor based out of Vancouver, BC. Some of the publicly-trading mining companies he has worked with in the past are Melinga Resources (MNA:Vancouver Stock Exchange), Cercal Resources (CER:Alberta Stock Exchange), Beaufield Resources Inc. (BFD:Vancouver Stock Exchange), Victorian Eneuretic (VIC:Vancouver Stock Exchange), Yukon Gold Corp. (Vancouver Stock Exchange), Innexus Biotechnology, Inc. (IXS:TXS Venture Exchange), St. Elias Mines Ltd. (SLI:TSX Venture Exchange). He assisted these companies in developing their business and operating plans and raising financing for their mining operations by introducing them to potential mining partners and venture capitalists. From 1986 to 1989, Mr. Fisher was a stockbroker at Jefferson Securities in Vancouver, B.C. He received an Honors B.A. Degree from York University in Toronto in 1984. He devotes his time as required to our business, which currently amounts to approximately 15 hours per week.

Tom Murdoch has been the Secretary and a Director of our company since inception. From March 1999 to the present, he has been the Sales/Program Manager for Matcor Automotive Inc., an automotive parts manufacturer in Toronto, Ontario specializing in metal stamped and welded assemblies. From August 1992 to March 1999, he was the Manager of Procurement and New Model Development for Honda of Canada Manufacturing Inc. in Alliston, Ontario. Over the past several years, he assisted Beautifle Resources (BFD:Vancouver Stock Exchange), Mountain Lake Resources and Terra Camp Mining, privately-held mining companies, in developing their business and operating plans and raising financing for their mining operations by introducing them to potential mining partners and venture capitalists. He has also been involved in other areas of mining over the years. Mr. Murdoch earned a Bachelors Degree in Economics from Wilfrid Laurier University in Waterloo, Ontario in May of 1985. Subsequently, he earned a post graduate Diploma in Business Administration from Wilfrid Laurier University in May of 1986. He devotes his time as required to our business, which currently amounts to approximately 5 hours per week.

Chris Sturdy has been a Director of the Company since inception. From May 1993 to the present, he has been employed as a designer and customer service specialist with Nickel General Contracting, a full service commercial and residential builder specializing in renovating turn of the century homes, located in Mississauga, Ontario. From March 1998 until May 2001, he also worked as an importer for Vereshack Agencies, an importer representing numerous European metal clasp and pull manufacturers selling to the Canadian fashion industry, with their primary customer being Roots Canada. The company is a family business in operation since the 1950's and is located in Mississauga, Ontario. Mr. Sturdy attended Sheridan College of Applied Arts and Technologies in Oakville, Ontario where he studied liberal arts during 1983 and 1984. He also attended Harris Institute for the Arts in Toronto, Ontario where he studied a Recording Industry Orientation program during 1991 and 1992. He devotes his time as required to our business of the company, which currently amounts to approximately 5 hours per week.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------
Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our Common Stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To the best of our knowledge, during the year ended December 31, 2004, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with. In making these disclosures, we have relied solely on a review of the copies of such reports furnished to us and written representations by our directors, executive officers and greater than ten percent stockholders.

Code of Ethics
--------------
At this time, we have not adopted a formal Code of Ethics that applies to the Chief Executive Officer and Chief Financial Officer. We expect to adopt a formal Code of Ethics sometime during the current year. We have, however, followed an informal Code of Ethics requiring Board of Director approval of any material transaction involving our Chief Executive Officer and/or Chief Financial Officer. We believe this procedure reasonably deters material wrongdoing and promotes honest and ethical conduct from our executive officers.

Item 10.  Executive Compensation
          ----------------------
Our officers and directors do not presently receive any cash or non-cash compensation for their services and there are currently no plans to implement any such compensation. They are, however, reimbursed for any out-of-pocket expenses incurred on our behalf.

-----------------------------------------------------------------
                  SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------
                        Annual Compensation     Long-Term Comp.
                                       Other    Awards    Payouts
Name and                               Annual
Position(s)       Year  Salary  Bonus  Comp.
-----------------------------------------------------------------
Frederick Fisher  2004  None    None   None      None      None
President, CEO,
Treasurer, CFO
and Director

Tom Murdoch       2004  None    None   None      None      None
Secretary and
Director

Chris Sturdy      2004  None    None   None      None      None
Vice President
and Director
-----------------------------------------------------------------

Employment Agreements
---------------------
The officers and directors are not currently party to any employment agreements and we do not presently have any pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, it may adopt such plans in the future. There are presently no personal benefits available to directors, officers or employees.

ITEM 11. Security Ownership of Certain Beneficial Owners and
         Management
         ---------------------------------------------------
The following table sets forth certain information regarding Common Stock beneficially owned on the date of this filing for (i) each shareholder known by us to be the beneficial owner of five (5%) percent or more of our issued and outstanding Common Stock, (ii) each executive officers and directors, and (iii) all executive officers and directors as a group. As of the date of the filing of this registration statement, there were 1,450,000 shares of our Common Stock issued and outstanding.

Name and Address         Amount and Nature of
 of Beneficial                Beneficial            Percent of
   Owner (1)                 Ownership (2)            Class
----------------        ---------------------       ----------
Frederick Fisher              500,000                 34.5%
993 Queen Street West #211
Toronto, Ontario
Canada M6J 1H2
                                   29




Tom Murdoch                   250,000                 17.2%
Foxwood Farms, RR#5
Orangeville, Ontario
Canada L9W 2Z2
---------------------------------------------------------------
Officers and Directors
as a Group (3 persons)        1,000,000               51.7%


(1) The persons named above, who are the only officers, directors and principal shareholders, may be deemed to be parents and promoters, within the meaning of such terms under the Securities Act of 1933, by virtue of their direct securities holdings.

(2) In general, a person is considered a beneficial owner of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose of such security. A person is also considered to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within (60) days.

There are currently no options, warrants, rights or other securities conversion privileges granted to our officers, directors or beneficial owners and no plans to issue any such rights in the future.

Changes in Control
------------------
There are no arrangements known to us, the operation of which may at a subsequent date result in a change of control of our company.

Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------
We do not have any related transactions at this time and have not yet formulated a policy for the resolution of any related transaction conflicts, should they arise.

Item 13.  Exhibits and Reports on Form 8-K
          --------------------------------
(a) 1 & 2. Financial Statements. See Item 7 in Part II; the financial statements required to be filed herein are contained in that section in their entirety.

(a) 3. The following exhibits, marked with an asterisk and required to be filed hereunder, are incorporated herein by reference and can be found in their entirety in our original Form 10-SB Registration Statement, filed under CIK Number 0001295923, on the SEC website at www.sec.gov:


                                 30


Exhibit No.     Description
----------      -----------
* 3(i)          Articles of Incorporation
* 3(ii)         Bylaws
 23             Consent of Accountants
 31             Sec. 302 Certification of CEO/CFO
 32             Sec. 906 Certification of CEO/CFO

(b) There were no reports on Form 8-K filed for the year ended December 31, 2004; however, subsequent to that period and prior to the filing of this annual report, a Form 8-K was filed to timely report our change of auditors. We hereby incorporate that Form 8-K herein by this reference, a copy of which can be found in its entirety on the SEC website at www.sec.gov, under our CIK Number 0001282613.


Item 14. Principal Accountant Fees and Services
-----------------------------------------------

Audit Fees
----------
The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the fiscal years ended December 31, 2004 and 2003 were $1,500 and $1,000, respectively, and the review for the financial statements included in our quarterly reports on Form 10-QSB during the years ended December 31, 2004 and 2003 were $500 and $0, respectively

Audit Related Fees
------------------
We incurred no fees for the fiscal years ended December 31, 2004 and 2003 for assurance and related services by our principal accountant that were reasonably related to the performance of the audit or review of our financial statements, and not reported under Audit Fees above.

Tax Fees
--------
The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice, preparation and filing of tax returns and tax planning for the fiscal years ended
December 31, 2004 and 2003, were $0 and $0, respectively.

All Other Fees

We incurred no other fees during the fiscal years ended December 31, 2004 and 2003 for products and services rendered by our principal accountant.


                                31



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



                               Golden Hope Resources Corp.,
                               a Nevada corporation
                               ------------------------

Date:  March 27, 2005          By:/s/ Frederick Fisher,
                               President, Chief Executive
                               Officer, Treasurer, Chief
                               Financial Officer and
                               Chairman of the Board

Date:  March 27, 2005          By:/s/ Tom Murdoch,
                               Secretary and Director

Date:  March 27, 2005          By:/s/ Chris Sturdy,
                               Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 27, 2005          By:/s/ Frederick Fisher,
                               President, Chief Executive
                               Officer, Treasurer, Chief
                               Financial Officer and
                               Chairman of the Board

Date:  March 27, 2005          By:/s/ Tom Murdoch,
                               Secretary and Director

Date:  March 27, 2005          By:/s/ Chris Sturdy,
                               Director