Form 10QSB
period 2005-03-31
GOLDEN HOPE RESOURCES CORP
filed 2005-05-16
CIK 1282613

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-QSB

[X]  Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended March 31, 2005.

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

We had a total of 1,450,000 shares of common stock issued and outstanding at March 31, 2005.

Transitional Small Business Disclosure Format:  Yes     No X

                Part I - Financial Information

Item 1.  Financial Statements

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of Registrant's financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year.

                     GOLDEN HOPE RESOURCES CORP.
                  (AN EXPLORATION STAGE COMPANY)
                          BALANCE SHEET
                        (In US Dollars)

                            Unaudited        Audited          Audited
                              As of           As of            As of
                          March 31,2005  December 31,2004  December 31,2003
                          -------------------------------------------------
ASSETS
------
Current assets
  Cash                        $   2,858     $    3,858    $    2,328
                              --------------------------------------
Total current assets              2,858          3,858         2,328
                              --------------------------------------
Total Assets                  $   2,858     $    3,858    $    2,328
                              ======================================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities
  Accounts payable            $   2,183     $    2,183    $    1,881
                              --------------------------------------
  Total current liabilities       2,183          2,183         1,881
                              --------------------------------------
  Total liabilities               2,183          2,183         1,881

Stockholders' equity
 Common stock;$.001 par value;
 25,000,000 shares. 1,450,000
 shares issued and outstanding
 as of March 31, 2005             1,450          1,450           750

Additional paid-in capital       48,550         48,550        14,250
Accumulated deficit in
 exploration stage              (49,325)       (48,325)      (14,553)
                              --------------------------------------
Total stockholders' equity          675          1,675           447
                              --------------------------------------
Total liabilities and
stockholders' equity          $   2,858     $    3,858    $    2,328
                              ======================================

                 See Accompanying Notes to Financial Statements


                   GOLDEN HOPE RESOURCES CORP.
                 (AN EXPLORATION STAGE COMPANY)
                    STATEMENT OF OPERATIONS
                        (In US Dollars)
                                                      Unaudited
                        Unaudited     Audited       July 25, 2003
                    January 1,2005  January 1,2004   (Inception)
                       through        through          through
                    March 31,2005  December 31,2004  March 31,2005
                    ----------------------------------------------
Revenue                  $        -     $        -      $        -

Operating expenses
General and
 administrative               1,012          2,700           5,665
Mineral property
 expenditures                     -         12,000          24,600
Professional fees                 -         19,083          19,083
                            --------------------------------------
Total operating expenses      1,012         33,783          49,348
                            --------------------------------------
Loss from operations         (1,012)       (33,783)        (49,348)

Other income (expenses):
Other expense                     -              -               -
Interest income                  12             11              23
                            --------------------------------------
Total other income               12             11              23
(expenses)                  --------------------------------------

Loss before provision
for income taxes             (1,000)       (33,772)        (49,325)

Provision for income taxes        -              -               -
                            --------------------------------------
Net loss                   $(1,000)      $(33,772)       $(49,325)
                            --------------------------------------
Basic and diluted loss
per common share           $ (0.00)      $  (0.03)       $  (0.04)
                           =======================================
Basic and diluted weighted
average common shares
outstanding                1,450,000     1,344,521       1,275,000
                           =======================================

               See Accompanying Notes to Financial Statements

                       GOLDEN HOPE RESOURCES CORP.
                     (AN EXPLORATION STAGE COMPANY)
                        STATEMENT OF CASH FLOWS
                           (In US Dollars)
                                                                           Unaudited
                                         Unaudited         Audited       July 25, 2003
                                      January 1, 2005   January 1, 2004   (Inception)
                                           through          through         through
                                       March 31, 2005  December 31, 2004 March 31, 2005
                                      -------------------------------------------------
Cash flows from operating activities:
 Net loss                                   $  (1,000)     $   (33,772)    $  (49,325)
Adjustments to reconcile net loss to net
cash used by operating activities:
Changes in operating assets and liabilities:
 Increase/(Decrease) in Accounts Payable             -             302          2,183
                                            -------------------------------------------
Net cash used by operating activities          (1,000)         (33,470)       (47,142)

Cash flows from investing activities:
Purchase of property and equipment                  -                -              -
                                            -------------------------------------------
Net cash used by investing activities               -                -              -
                                            -------------------------------------------
Cash flows from financing activities:
Proceeds from issuance of common stock              -           35,000         50,000
                                            -------------------------------------------
Net cash provided by financing activities           -           35,000         50,000
                                            -------------------------------------------
Net increase in cash                          (1,000)            1,530          2,858
Cash, beginning of period                       3,858            2,328              -
                                            -------------------------------------------
Cash, end of period                         $   2,858        $   3,858          2,858
                                            ===========================================
Supplementary cash flow information:
Cash payments for income taxes              $       -        $       -              -
                                            ===========================================
Cash payments for interest                  $       -        $       -              -
                                            ===========================================


     See Accompanying Notes to Consolidated Financial Statements

                       GOLDEN HOPE RESOURCES CORP.
                     (AN EXPLORATION STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS

1.DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES
  --------------------------------------------------------------------
Description of business and history -
-----------------------------------
Golden Hope Resources Corp., a Nevada corporation, (hereinafter referred to as the "Company" or "Golden Hope") was incorporated in the State of Nevada on July 25, 2003. The Company was formed to engage in the acquisition, exploration and development of natural
resource properties of merit.   The Company owns the following
mineral claims:

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

The Silver Tip property located in the Slocan Mining Division, British Columbia consists of two mineral claims totaling 36 metric claim units. The total physical area of the claims is 2,250 acres. The property is of interest as a potential host to economic silver-lead-zinc mineralization, in epithermal veins typical of the Slocan Mining Camp. There has also been some gold values reported in some previous workings. The Company operations has been limited to general administrative operations, a limited amount of exploration and is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

Management of Company -
---------------------
The company filed its articles of incorporation with the Nevada
Secretary of State on July 25, 2003, indicating Sandra L. Miller on behalf of Resident Agents of Nevada , Inc. as the sole incorporator.

The company filed its annual list of officers and directors with the Nevada Secretary of State on February 24, 2005, indicating it's
President and Treasurer is Frederick Fisher and it's Secretary is Tom Murdoch. No directors were indicated on this filing.

                       GOLDEN HOPE RESOURCES CORP.
                     (AN EXPLORATION STAGE COMPANY)
                NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1.DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT
  POLICIES (continued)
  -----------------------------------------------------------
Going concern -
-------------
The Company incurred net losses of approximately $49,325 from the period of July 25, 2003 (Date of Inception) through March 31, 2005 and has commenced limited operations, rather, still in the development stages, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Year end -
--------
The Company's year end is December 31.

Use of estimates -
----------------
The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive income (loss) -
---------------------------
The Company's bank accounts are located in Canada, with funds in both Canadian and United States dollars. There were no foreign currency translation gains and losses during the period ended March 31, 2005.

                       GOLDEN HOPE RESOURCES CORP.
                     (AN EXPLORATION STAGE COMPANY)
                NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1.DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT
  POLICIES (continued)
  -----------------------------------------------------------
Foreign Currency Translation -
----------------------------
The Company's functional currency is in Canadian dollars as substantially all of the Company's operations are in Canada. The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission ("SEC") and in accordance with the SFAS No. 52 - "Foreign Currency Translation". Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the period end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments from the use of different exchange rates from period to period are included in the comprehensive income account in stockholder's equity, if applicable.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses are included in other items on the statement of operations.

Stock-based compensation -
------------------------
The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

                       GOLDEN HOPE RESOURCES CORP.
                     (AN EXPLORATION STAGE COMPANY)
                NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1.DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT
  POLICIES (continued)
  -----------------------------------------------------------
The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the period ended March 31, 2005:

                                                                2005
                                                          -------------
Net loss, as reported	                                  $     (1,000)
Other comprehensive income	                   	             -
Add:  Stock-based employee compensation expense
 included in reported loss, net of related tax effects		     -
Deduct:  Total stock-based employee compensation
 expense determined under fair value based methods
 for all awards, net of related tax effects	                     -
                                                          -------------
Pro forma net loss                                        $     (1,000)
                                                          =============
Net loss per common share:
 Basic and fully diluted loss per share, as reported	  $      (0.00)
                                                          =============
 Basic and fully diluted loss per share, pro forma	  $      (0.00)
                                                          =============

There were no stock options granted for the period ended March 31, 2005. There are additionally no written or verbal agreements related to the sale of any stock, option or warrants of the Company's common stock.

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

                       GOLDEN HOPE RESOURCES CORP.
                     (AN EXPLORATION STAGE COMPANY)
                NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1.DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT
  POLICIES (continued)
  -----------------------------------------------------------
In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company has not yet assessed the impact on adopting this new standard.

2. PROPERTY AND EQUIPMENT
   ----------------------
As of March 31, 2005, the Company does not own any property and/or equipment.

3. STOCKHOLDER'S EQUITY
   --------------------
The Company has 25,000,000 shares authorized and 1,450,000 issued and outstanding as of March 31, 2005. The issued and outstanding shares were issued as follows:

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

4. LOAN FROM STOCKHOLDER
   ---------------------
As of March 31, 2005, there are no loans to the Company from any stockholders.

                       GOLDEN HOPE RESOURCES CORP.
                     (AN EXPLORATION STAGE COMPANY)
                NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5. RELATED PARTY TRANSACTIONS
   --------------------------
On July 25, 2003 the Company issued 500,000 shares to Fred Fisher, a founder, in exchange for mining properties valued at $10,000 or $.02 per share.

As of March 31, 2005, there are no related party transactions between the Company and any officers, other than those mentioned above and in
Note 3 - Stockholder's Equity.

6. STOCK OPTIONS
   -------------
As of March 31, 2005, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

7. LITIGATION
   ----------
As of March 31, 2005, the Company is not aware of any current or pending litigation which may affect the Company's operations.

8. SUBSEQUENT EVENTS
   -----------------
There have been no subsequent events after the close of the year, March 31, 2005, which are material to operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
-----------------------------------------------------------------
The following discussion should be read in conjunction with the information contained in the audited financial statements and notes thereto set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2004, which can be found in its entirety on the SEC website at www.sec.gov, under our SEC File Number 0-50906.

Note Regarding Forward-Looking Statements
-----------------------------------------
The statements contained in this Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as anticipate, expect, intend, plan, will, the Company believes, management believes and similar words or phrases. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from results anticipated in these forward-looking statements. Allforward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

Results of Operations
---------------------
We are a development stage company and have not yet generated any revenues since inception.

Operating expenses for the three months ended March 31, 2005 were $1,012, consisting of general and administrative expenses incurred in the day-to-day operation of our business.

Net loss was $1,000 or $NIL per share for the three months ended March 31, 2005.

Liquidity and Capital Resources
-------------------------------
At March 31, 2005, we had $2,858 in cash in the bank and stockholders' equity of 675.

Net cash used by operating activities for the three months ended March 31, 2005 was $1,000.

There were no cash flows provided by financing or investing activities for the three months ended March 31, 2005.

While we believe our current capital will be sufficient to complete our proposed business pland sufficient to generate revenues to sustain operations for the next twelve months, there can be no guarantee that we will have sufficient capital or will be able to obtain sufficient capital to meet our operational obligations or execute our business plans.

In the next 12 months, we do not intend to spend any substantial funds on research and development and do not intend to purchase any major equipment.

We do not intend to hire any new employees during the ensuing year, unless our business operations expand sufficiently to warrant additional staff.

We do not anticipate any material commitments for capital expenditures in the near term. We are not aware of any trend in our industry or capital resources which may have a negative impact on our income or revenues.

Off-Balance Sheet Arrangements
------------------------------
We have no off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------
Evaluation of Disclosure Controls and Procedures
------------------------------------------------
Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.


                  PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------
A) The following exhibits, marked with an asterisk and required to be filed hereunder, are incorporated herein by reference and can be found in their entirety in our original Form 10-SB Registration Statement, filed under CIK Number 0001282613., on the SEC website at www.sec.gov:

Exhibit No.     Description
----------      -----------
*   3(i)          Articles of Incorporation
*   3(ii)         Bylaws
   31             Sec. 302 Certification
   32             Sec. 906 Certification

B) A Form 8-K was filed during the quarter to timely report our change of auditors. We hereby incorporate that Form 8-K herein by this reference, a copy of which can be found in its entirety on the SEC website at www.sec.gov, under our CIK Number 0001282613.

                       SIGNATURES
                       ----------
Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                               Golden Hope Resources Corp.,
                               a Nevada corporation
                               ------------------------

Date:  May 15, 2005            By:/s/ Frederick Fisher,
                               President, Chief Executive
                               Officer, Treasurer, Chief
                               Financial Officer, Principal
                               Accounting Officer and
                               Chairman of the Board



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               Golden Hope Resources Corp.,
                               a Nevada corporation
                               ------------------------

Date:   May 15, 2005           By:/s/ Frederick Fisher,
                               President, Chief Executive
                               Officer, Treasurer, Chief
                               Financial Officer, Principal
                               Accounting Officer and
                               Chairman of the Board

Date:   May 15, 2005           By:/s/ Tom Murdoch,
                               Secretary and Director

Date:   May 15, 2005           By:/s/ Chris Sturdy,
                               Director