Form 10QSB
period 2005-06-30
GOLDEN HOPE RESOURCES CORP
filed 2005-08-15
CIK 1282613

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-QSB

[X]  Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended June 30, 2005.

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

We had a total of 1,450,000 shares of common stock issued and outstanding at June 30, 2005.

Transitional Small Business Disclosure Format:  Yes     No X

                Part I - Financial Information

Item 1.  Financial Statements

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of Registrant's financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year.

                     GOLDEN HOPE RESOURCES CORP.
                  (AN EXPLORATION STAGE COMPANY)
                          BALANCE SHEET

                            Unaudited        Audited
                              As of           As of
                          June 30,2005  December 31,2004
                          -------------------------------
ASSETS
------
Current assets
  Cash                        $      57     $    3,858
                              ------------------------
Total current assets                 57          3,858
                              ------------------------
Total Assets                  $      57     $    3,858
                              ========================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities
  Accounts payable            $   2,183     $    2,183
  Note payable                    1,000              -
                              ------------------------
  Total current liabilities       3,183          2,183
                              ------------------------
  Total liabilities               3,183          2,183

Stockholders' equity
 Common stock;$.001 par value;
 25,000,000 shares. 1,450,000
 shares issued and outstanding
 as of June 30, 2005 and
 december 31, 2004                1,450          1,450

Additional paid-in capital       48,550         48,550
Accumulated deficit in
 exploration stage              (53,126)       (48,325)
                              -------------------------
Total stockholders' equity       (3,126)         1,675
                              -------------------------
Total liabilities and
stockholders' equity          $      57     $    3,858
                              ========================

       See Accompanying Notes to Financial Statements


                   GOLDEN HOPE RESOURCES CORP.
                 (AN EXPLORATION STAGE COMPANY)
                    STATEMENT OF OPERATIONS

                                                                           Unaudited
                                                                         July 25, 2003
                             6 months ended         3 months ended        (Inception)
                           June 30,   June 30,    June 30,    June 30,   through June 30,
                             2005       2004       2005        2004          2005
                         ----------------------------------------------------------------
Revenue                   $       -  $      -    $      -   $       -       $        -

Operating expenses

  General and
  administrative              2,315       840       1,303         418            6,968

  Mineral property
  expenditures                    -     7,000           -       7,000           24,600

  Professional fees           2,500     7,982       2,500       6,732           21,583
                         ----------------------------------------------------------------
Total operating expenses      4,815    15,822       3,803      14,150           53,151
                         ----------------------------------------------------------------
Loss from operations         (4,815)  (15,822)     (3,803)    (14,150)         (53,151)

Other income (expenses):
  Interest income                14         0           2           0               25
                         ----------------------------------------------------------------
Total other income(expenses)     14         0           2           0               25
                         ----------------------------------------------------------------
Loss before provision
for income taxes             (4,801)  (15,822)     (3,801)    (14,150)         (53,126)

Provision for income taxes        -         -          -            -                -
                         ----------------------------------------------------------------
Net loss                  $  (4,801) $(15,822)   $ (3,801)  $ (14,150)      $  (53,126)
                         ----------------------------------------------------------------
Basic and diluted loss
per common share          $   (0.00) $  (0.01)   $  (0.00)  $   (0.01)      $    (0.04)
                         ================================================================

Basic and diluted weighted
average common shares
outstanding               1,450,000  1,313,889   1,450,000  1,450,000        1,256,657
                         ===============================================================

               See Accompanying Notes to Financial Statements

                       GOLDEN HOPE RESOURCES CORP.
                     (AN EXPLORATION STAGE COMPANY)
                        STATEMENT OF CASH FLOWS

                                                                           Unaudited
                                         Unaudited        Unaudited       July 25, 2003
                                      January 1, 2005   January 1, 2004   (Inception)
                                           through          through         through
                                       June 30, 2005     June 30, 2004    June 30, 2005
                                      -------------------------------------------------
Cash flows from operating activities:
 Net loss                                   $  (4,801)     $   (15,822)    $  (53,126)

Adjustments to reconcile net loss to net
 cash used by operating activities:
  Changes in operating assets and liabilities:
    Decrease/(Increase) in Accounts
      Receivable                                    -           (1,500)             -
    Increase/(Decrease) in Note Payable         1,000                -          1,000
    Increase/(Decrease in Accounts Payable          -           (1,770)         2,183
                                            -------------------------------------------
Net cash used by operating activities          (3,801)         (19,092)       (49,943)


Cash flows from investing activities:
  Purchase of property and equipment                -                -              -
                                            -------------------------------------------
Net cash used by investing activities               -                -              -
                                            -------------------------------------------

Cash flows from financing activities:
Proceeds from issuance of common stock              -           35,000         50,000
                                            -------------------------------------------
Net cash provided by financing activities           -           35,000         50,000
                                            -------------------------------------------
Net increase in cash                           (3,801)          15,908             57

Cash, beginning of period                       3,858            2,328              -
                                            -------------------------------------------

Cash, end of period                         $      57        $  18,236             57
                                            ===========================================

Supplementary cash flow information:
  Cash payments for income taxes            $       -        $       -              -
                                            ===========================================
  Cash payments for interest                $       -        $       -              -
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

                       GOLDEN HOPE RESOURCES CORP.
                     (AN EXPLORATION STAGE COMPANY)
                NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1.DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT
  POLICIES (continued)
  -----------------------------------------------------------
Going concern -
-------------
The Company incurred net losses of approximately $53,126 from the period of July 25, 2003 (Date of Inception) through June 30, 2005 and has commenced limited operations, rather, still in the development stages, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and
SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For the period from July 23, 2003 (Date of Inception) through June 30, 2005, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

Comprehensive income (loss) -
---------------------------
The Company's bank accounts are located in Canada, with funds in both Canadian and United States dollars. There were no foreign currency translation gains and losses during the period ended June 30, 2005.

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

                       GOLDEN HOPE RESOURCES CORP.
                     (AN EXPLORATION STAGE COMPANY)
                NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1.DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT
  POLICIES (continued)
  -----------------------------------------------------------
The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the period ended June 30, 2005:

                                                                2005
                                                          -------------
Net loss, as reported	                                  $     (3,801)
Other comprehensive income	                   	             -
Add:  Stock-based employee compensation expense
 included in reported loss, net of related tax effects		     -
Deduct:  Total stock-based employee compensation
 expense determined under fair value based methods
 for all awards, net of related tax effects	                     -
                                                          -------------
Pro forma net loss                                        $     (3,801)
                                                          =============
Net loss per common share:
 Basic and fully diluted loss per share, as reported	  $      (0.00)
                                                          =============
 Basic and fully diluted loss per share, pro forma	  $      (0.00)
                                                          =============

There were no stock options granted for the period ended June 30, 2005. There are additionally no written or verbal agreements related to the sale of any stock, option or warrants of the Company's common stock.

New accounting pronouncements -
-----------------------------
In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

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

                       GOLDEN HOPE RESOURCES CORP.
                     (AN EXPLORATION STAGE COMPANY)
                NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1.DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT
  POLICIES - New accounting pronouncements (continued)
  -----------------------------------------------------------
In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 "effective for nonmonetary asset exchanges occurring in the fiscal year beginning January 1, 2006. SFAS No. 153 requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance. SFAS No. 153 is not expected to have a material effect on the company's Consolidated Financial Statements.

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines "restatement" as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a significant impact on the financial statements.

2. PROPERTY AND EQUIPMENT
   ----------------------
As of June 30, 2005, the Company does not own any property and/or equipment.

3. STOCKHOLDER'S EQUITY
   --------------------
The Company has 25,000,000 shares authorized and 1,450,000 issued and outstanding as of June 30, 2005. The issued and outstanding shares were issued as follows:

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

                       GOLDEN HOPE RESOURCES CORP.
                     (AN EXPLORATION STAGE COMPANY)
                NOTES TO FINANCIAL STATEMENTS (Continued)


4. LOAN FROM STOCKHOLDER
   ---------------------
As of June 30, 2005, $1,000 had been forwarded by Frederick Fisher on behalf of the company to pay bills with no specific repayment terms and no specific interest rate.

5. RELATED PARTY TRANSACTIONS
   --------------------------
On July 25, 2003 the Company issued 500,000 shares to Fred Fisher, a founder, in exchange for mining properties valued at $10,000 or $.02 per share.

As of June 30, 2005, there are no related party transactions between the Company and any officers, other than those mentioned above and in
Note 3 - Stockholder's Equity and in Note 4 - Loan from Stockholder.

6. STOCK OPTIONS
   -------------
As of June 30, 2005, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

7. LITIGATION
   ----------
As of June 30, 2005, the Company is not aware of any current or pending litigation which may affect the Company's operations.

8. SUBSEQUENT EVENTS
   -----------------
There have been no subsequent events after June 30, 2005, which are material to operations.


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

Overview
--------
We are an exploration stage mining company and have not yet generated any revenues. Since our cash reserves have been depleted and we are relying solely on contributions from our officers and directors for operating expenses, we may be forced to seek other sources of capital to continue operations.

We may need to raise additional capital in the future through equity or debt financings or capitalize on other business opportunities in order to continue operations. There can be no assurance that we will be able to raise additional financing on favorable terms or that we will generate any interest in our proposed operations sufficient to provide the funds we require to continue with our current business plans.

Results of Operations
---------------------
Three Months Ended June 30, 2005 compared to Three Months Ended June 30,
2004
------------------------------------------------------------------------
Our total operating expenses for the three months ended June 30, 2005 were $3,803, consisting of general and administrative expenses incurred in the day-to-day operation of our business in the amount of $1,303 and professional fees in the amount of $2,500, as compared to total operating expenses of $14,150 for the three months ended June 30, 2004. The decrease in operating expenses for the three months ended June 30, 2005 was a result of no expenditures incurred on our mineral properties, as compared to $7,000 spent during the three months ended June 30, 2004.

Net loss was $3,801 or $0.00 per share for the three months ended June 30, 2005, as compared to $14,150 or $.01 per share for the three months ended june 30, 2004.

Liquidity and Capital Resources
-------------------------------
Our liquidity at June 30, 2005 consists solely of our cash in the bank in the amount of $57. Our current liabilities consist of $3,183 in notes and accounts payable. We are relying on contributions from our officers and directors, who have verbally agreed to loan us the funds required for our day-to-day operations, at no interest and on no definitive repayment terms.

Net cash used in operating activities for the six months ended June 30, 2005 was $(3,801), as compared to ($19,092) for the six month period ended june 30, 2004. The decrease was attributed to expenses incurred in connection with the preparation and filing of our initial registration documents with the SEC during the six months ended June 30, 2004.

Our stockholders' equity was ($3,126) at June 30, 2005 or $Nil per share.

Net cash provided by financing activities for the six months ended June 30, 2005 was $0.

Our consolidated financial statements are prepared using the accrual method of accounting in accordance with GAAP, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We had an accumulated deficit of $53,126 at June 30, 2005.

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

Off-Balance Sheet Arrangements
------------------------------
We have no off-balance sheet arrangements or contractual or commercial commitments.

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

B) There were no reports on Form 8-K filed during the quarter.

                       SIGNATURES
                       ----------
Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                               Golden Hope Resources Corp.,
                               a Nevada corporation
                               ------------------------

Date:  August 13, 2005         By:/s/ Frederick Fisher,
                               President, Chief Executive
                               Officer, Treasurer, Chief
                               Financial Officer, Principal
                               Accounting Officer and
                               Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               Golden Hope Resources Corp.,
                               a Nevada corporation
                               ------------------------

Date:   August 13, 2005        By:/s/ Frederick Fisher,
                               President, Chief Executive
                               Officer, Treasurer, Chief
                               Financial Officer, Principal
                               Accounting Officer and
                               Chairman of the Board

Date:   August 13, 2005        By:/s/ Tom Murdoch,
                               Secretary and Director

Date:   August 13, 2005        By:/s/ Chris Sturdy,
                               Director