Form 10QSB/A
period 2004-09-30
GOLDEN HOPE RESOURCES CORP
filed 2005-08-30
CIK 1282613

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                    AMENDMENT NO. 2
                        FORM 10-QSB

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

We had a total of 1,450,000 shares of common stock issued and outstanding at September 30, 2004 Our common stock is listed on the pink sheets under the trading symbol "GHPR".

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

                     GOLDEN HOPE RESOURCES CORP.
                  (A Development Stage Enterprise)
                          Balance Sheet

                                      September 30   December 31
                                         2004           2003
                                      (Unaudited)     (Audited)
ASSETS
------
Current Assets
--------------
  Cash                                  $  3,242      $   2,327
  Other Receivable                         1,500              -
                                        --------      ---------
Total Current Assets                       4,742          2,327
                                        --------      ---------
Total Assets                            $  4,742      $   2,327
                                        ========      =========
LIABILITIES
-----------
Current Liabilities
-------------------
  Other Payable                                -          1,881
                                        --------      ---------
Total Current Liabilities                      -          1,881
                                        --------      ---------
Total Assets                            $      -      $   1,881

STOCKHOLDERS' EQUITY
--------------------
Common Stock                               1,450            750
  25,000,000 authorized shares,
  par value $0.001 per share
1,450,000  shares issued and
  outstanding
Additional Paid-in Capital                48,550         14,250
Accumulated Deficit during the
  Development Period                     (45,258)       (14,555)
                                        --------      ---------
Total Stockholders' Equity                 4,742            445
                                        --------      ---------
  Total Liabilities and
  Stockholders'Equity                   $  4,742      $   2,327
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

                               Golden Hope Resources Corp.,
                               a Nevada corporation
                               ------------------------

Date:  August 23, 2005         By:/s/ Frederick Fisher,
                               President, Chief Executive
                               Officer, Treasurer, Chief
                               Financial Officer and
                               Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  August 23, 2005         By:/s/ Frederick Fisher,
                               President, Chief Executive
                               Officer, Treasurer, Chief
                               Financial Officer and
                               Chairman of the Board

Date:  August 23, 2005         By:/s/ Tom Murdoch,
                               Secretary and Director

Date:  August 23, 2005         By:/s/ Chris Sturdy,
                               Director