Form 10KSB/A
period 2004-12-31
GOLDEN HOPE RESOURCES CORP
filed 2005-08-30
CIK 1282613

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                        FORM 10-KSB/A-1
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2004

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

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A-1 or any amendment to this Form 10-KSB/A-1. [X]

We had no revenues for the fiscal year ended December 31, 2004. At December 31, 2004, 700,000 shares of our common stock were held by non-affiliates. Our common stock is currently listed for quotation in the pink sheets under the symbol GHPR; however, no active trading market has yet commenced. Issuer had a total of 1,450,000 shares of Common
Stock issued and outstanding at December 31, 2004.

Some exhibits required to be filed hereunder, are incorporated herein by reference to Issuer's original Form 10-SB Registration Statement, filed on August 17, 2004, on the SEC website at www.sec.gov.

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

Name and Address         Amount and Nature of
 of Beneficial                Beneficial            Percent of
   Owner (1)                 Ownership (2)            Class
----------------        ---------------------       ----------
Frederick Fisher              500,000                 34.5%
993 Queen Street West #211
Toronto, Ontario
Canada M6J 1H2

Tom Murdoch                   250,000                 17.2%
Foxwood Farms, RR#5
Orangeville, Ontario
Canada L9W 2Z2

 Chris Sturdy                    0                    0
Suite 708
1155 W. Pender Street
Vancouver, B.C.
Canada  V6E 2P4
---------------------------------------------------------------
Officers and Directors
as a Group (3 persons)       750,000                 51.7%


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