Form 10QSB
period 2005-09-30
GOLDEN HOPE RESOURCES CORP
filed 2005-11-07
CIK 1282613

As filed with the Securities and Exchange Commission on November 7, 2005

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 _______________

                                   FORM 10-QSB
(Mark one)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal quarter ended September 30, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the transition period from __________ to __________

                          Commission File No. 000-50906

                                 _______________

                           GOLDEN HOPE RESOURCES CORP.
              (Exact Name of Small Business Issuer in its Charter)

                 Nevada                                     20-0237026
      (State or Other Jurisdiction                       (I.R.S. Employer
          of Incorporation or                          Identification No.)
             Organization)

                        1155 W. Pender Street, Suite 708
                         Vancouver, B.C., Canada V6E 2P4
          (Address and telephone number of Principal Executive Offices)

                                 (604) 605-7012
                (Issuer's Telephone Number, Including Area Code)

                                 _______________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  |X|     No  |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

         Yes  |X|     No  |_|

Number of shares outstanding as of the close of business on  November 4, 2005:

                                              NUMBER OF SHARES
                    TITLE OF CLASS               OUTSTANDING
         ----------------------------------  -------------------
           Common Stock, $0.001 par value.        1,450,000

      Transitional Small Business Disclosure Format (Check one):

         Yes |_|      No |X|

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Financial Statements of Golden Hope Resources Corp. (a Company in the Development Stage):

   Balance Sheet as of September 30, 2005......................................1

   Statements of Operations For Each of the Three-Month and Nine-Month
     Periods Ended September 30, 2005 and 2004 and for the Period from
     July 25, 2003 (Inception) to September 30, 2005...........................2

   Statements of Cash Flows For Each of the Nine-Month Periods Ended
     September 30, 2005 and 2004 and for the Period From July 25, 2003
     (Inception) to September 30, 2005.........................................3

Notes to the Financial Statements as of September 30, 2005 and For Each
  of the Three-Month and Nine-Month Periods Ended September 30, 2005 and
  2004 and for the Period From July 25, 2003 (Inception) to
  September 30, 2005...........................................................4

                                     ASSETS

 Current assets:
      Cash                                                             $     57
                                                                       --------
Total assets                                                           $     57
                                                                       ========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:

      Accounts payable - other                                         $  2,183
      Loan payable - related party                                        1,000
                                                                       --------

Total current liabilities                                                 3,183
                                                                       ========

Commitments and contingencies

Shareholders' deficit:

      Common stock, $.001 par value, 25,000,000 shares
        authorized, 1,450,000 shares issued and outstanding               1,450
      Additional paid-in capital                                         48,550
      Deficit accumulated during the development stage                  (53,126)
                                                                       --------

Total shareholders' deficit                                              (3,126)
                                                                       ========

Total liabilities and shareholders' equity                             $     57
                                                                       ========

    The accompanying notes are an integral part of the financial statements.

                                                                                                            For the
                                                                                                           Period From
                                For the Three-Month Period Ended       For the Nine-Month Period Ended    July 25, 2003
                                --------------------------------       -------------------------------    (Inception) to
                                  September 30,     September 30,      September 30,   September 30,       September 30,
                                      2005              2004              2005              2004               2005
                                 --------------      -----------       -----------       -----------       -----------
Operating expenses:
      General and
        administrative           $           --      $       389       $     1,578       $     1,229       $     5,321
      Regulatory and filing
        fees                                 --              100               737               100             1,647
      Professional fees                      --            9,400             2,500            17,382            21,583
      Mineral and
        property development
        expenditures                         --            5,000                --            12,000            24,600
                                 --------------      -----------       -----------       -----------       -----------

           Total operating
             expenses                        --          (14,889)           (4,815)          (30,711)          (53,151)

Interest income                              --                7                14                 7                25
                                 --------------      -----------       -----------       -----------       -----------

Net loss                         $           --      $   (14,882)      $    (4,801)      $   (30,704)      $   (53,126)
                                 ==============      ===========       ===========       ===========       ===========

Loss per common share,
  net - basic                    $         0.00      $    (0.010)      $    (0.003)      $    (0.024)      $    (0.042)
                                 ==============      ===========       ===========       ===========       ===========

Weighted average number
  of shares outstanding
  - basic                             1,450,000        1,450,000         1,450,000         1,304,380         1,256,657
                                 ==============      ===========       ===========       ===========       ===========

    The accompanying notes are an integral part of the financial statements.

                                                                                        For the
                                                                                      Period From
                                                     For the Nine-Month Period Ended  July 25, 2003
                                                     ------------------------------- (Inception) to
                                                      September 30,   September 30,   September 30,
                                                           2005           2004           2005
                                                         --------       --------       --------
Cash flows from operating activities:
      Net loss                                           $ (4,801)      $(30,704)      $(53,126)
        Changes in operating assets
          and liabilities:
            Increase in accounts receivable - other            --         (1,500)            --
            Increase (decrease) in accounts
              payable - other                                  --         (1,881)         2,183
                                                         --------       --------       --------
Net cash used in operating activities                      (4,801)       (34,085)       (50,943)
                                                         --------       --------       --------
Cash flows provided by financing activities:
      Increase in loan payable - related party              1,000             --          1,000
      Proceeds from issuance of common stock                   --         35,000         50,000
                                                         --------       --------       --------
Net cash provided by financing activities                   1,000         35,000         51,000
                                                         --------       --------       --------
Net increase (decrease) in cash                            (3,801)           915             57
Cash - beginning of period                                  3,858          2,338             --
                                                         --------       --------       --------
Cash - end of period                                     $     57       $  3,253       $     57
                                                         ========       ========       ========

    The accompanying notes are an integral part of the financial statements.

1.    Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements are prepared on a consistent basis in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2005 and for the period from July 25, 2003 (inception) to September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

      Certain quarterly, year-to-date and inception-to-date amounts have been reclassified to conform to the current period presentation.

2.    Description of Business and Development Stage Operations

      Golden Hope Resources Corp. (the "Company") was incorporated in the state of Nevada on March 31, 2003. The Company's business plan is to develop and engage in the acquisition, exploration and development of natural resource properties of merit. The company owns the following mineral claims:

      The Summit Gold Project located in British Columbia, which consists of ten mineral claims totaling 10 metric claim units. The total physical area of the claims is 625 acres. The claims were staked to cover high-grade gold and silver mineralization. The property also covers a portion of a copper-lead-zinc mineralized zone.

      The Silver Tip Project located in British Columbia, which consists of two mineral claims totaling 36 metric claim units. The total physical area of the claims is 2,250 acres. The property is of interest as a potential host to economic silver-lead-zinc mineralization.

      The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7. Its operations have been limited to general administrative operations and a limited amount of exploration. It has incurred losses totaling $(53,126). The Company's ability to continue as a going concern is dependent on its ability to raise additional capital to fund future operations and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.

3.    Summary of Significant Accounting Policies

      Basis of Presentation

      These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

      Fair Value of Financial Instruments

      In accordance with the requirements of Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 107, the Company has determined the estimated fair value of its financial instrument using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current liabilities approximates their carrying values due to their short-term maturity.

      Net Loss per Common Share

      Basic net loss per common share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. The Company does not have any potentially dilutive securities; therefore, the accompanying presentation is only of basic loss per share.

      Income Taxes

      The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred income tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

      Foreign Currency Adjustments--Functional Currency Is the Canadian Dollar

      The financial position and results of operations of the Company is measured using the Canadian dollar as the functional currency. Revenues and expenses have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance-sheet date. Translation adjustments from the use of the different exchange rates are included as a component of comprehensive income (loss) in shareholders' deficit. The foreign currency translation adjustments were immaterial during the three-month and nine-month periods ended September 30, 2005 and 2004 and during the period from July 25, 2003 (inception) to September 30, 2005.

      Use of Estimates and Assumptions

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent obligations in the financial statements and accompanying notes. Our most significant assumptions are the estimates used in the determination of the deferred income tax asset valuation allowance and the determination of the value of the Company's common shares that were issued for obligations. The estimation process requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain. Actual results could differ materially from our estimates.

      New Accounting Pronouncements

      In December 2004, the FASB issued Statement No. 123 (R), Share-Based Payment. This Statement eliminates the use of the intrinsic value method described in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. We expect to adopt the provisions of Statement No. 123 (R) when it becomes a mandatory requirement, currently expected to be in 2006. The Company does not expect the adoption of this statement to have a material impact on its financial position, results of operations or cash flows.

      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29. SFAS No. 153 eliminates certain exceptions from the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The Company does not expect the adoption of this statement to have a material impact on its financial position, results of operations or cash flows.

4.    Loan Payable - Related Party

      Loan Payable - Related Party at September 30, 2005 of $1,000 is due to a related party; who is a Company officer, member of the board of directors and a major shareholder.

5.    Commitments and Contingencies

      Financial Results, Liquidity and Management's Plan

      The Company has incurred net losses for the three-month periods ended September 30, 2005 and 2004 of $0, and $(4,801), respectively; for the nine month periods ended September 30, 2005 and 2004 of $(14,882) and $(30,704), respectively; and for the period from July 25, 2003 (inception) to September 30, 2005 of $(53,126). Despite its negative cash flows from operations of $(4,801) for the nine-month period ended September 30, 2005, $(33,470) for the year ended December 31, 2004, and $(50,943) for the period from July 25, 2003 (inception) to September 30, 2005, respectively, the Company has been able to obtain additional operating capital through private equity funding sources. Management's plans include the continued development and eventual implementation of its business plan. The Company has relied upon equity funding and a loan from a related party since inception.

      No assurances can be given that the Company can obtain sufficient working capital through the sale of the Company's common stock and borrowing or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

      Litigation

      The Company is not aware of any litigation matters pending or threatened as of September 30, 2005 that will materially affect the Company's financial statements. The Company may in the future become involved in matters of litigation that the Company considers ordinary routine litigation incidental to the Company's business. The Company's policy is to accrue during a period, as a charge to operations, amounts related to legal matters if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, as required by SFAS No. 5, Accounting for Contingencies.

6.    Loss Per Share

      Loss per common share, basic for all periods presented, has been computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding for the periods.

      The computations of basic loss per common share are as follows:

                                                              For the Three-Month Period Ended
                                                              --------------------------------
                                                               September 30,    September 30,
                                                                   2005             2004
                                                                -----------      -----------
          Loss per common share, basic:
               Numerator:
                 Net loss available to common shareholders               --      $   (14,882)
               Denominator:
                 Weighted average shares                          1,450,000        1,450,000
                                                                -----------      -----------
          Loss per common share, basic                                   --      $    (0.010)
                                                                ===========      ===========

                                                                                                     For the
                                                                                                   Period From
                                                              For the Nine-Month Period Ended     July 25, 2003
                                                              -------------------------------     (Inception) to
                                                               September 30,     September 30,     September 30,
                                                                   2005              2004              2005
                                                                -----------       -----------       -----------
          Loss per common share, basic:
               Numerator:
                 Net loss available to common shareholders      $    (4,801)      $   (30,704)      $   (53,126)
               Denominator:
                 Weighted average shares - basic                  1,450,000         1,304,380         1,256,657
                                                                -----------       -----------       -----------
          Loss per common share, basic                          $    (0.003)      $    (0.024)      $    (0.042)
                                                                ===========       ===========       ===========

      The effect of potentially dilutive securities was not considered in the computation of loss per share, because the Company does not have any potentially dilutive securities.

Item 2. Management's Discussion and Analysis

      The following discussion should be read in conjunction with the information contained in the audited financial statements and notes thereto set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2004, which can be found in its entirety on the SEC website at www.sec.gov, under our SEC File Number 0-50906.

Note Regarding Forward-Looking Statements

      The statements contained in this Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as anticipate, expect, intend, plan, will, the Company believes, management believes and similar words or phrases. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

Overview

      We are an exploration stage mining company and have not yet generated any revenues. Since our cash reserves have been depleted and we are relying solely on contributions from our officers and directors for operating expenses, we may be forced to seek other sources of capital to continue operations. We had no operations during the three month period ended September 30, 2005.

      We will need to raise additional capital in the future through equity or debt financings or capitalize on other business opportunities in order to continue operations. There can be no assurance that we will be able to raise additional financing on favorable terms or that we will generate any interest in our proposed operations sufficient to provide the funds we require to continue with our current business plans.

Results of Operations

Three Month Period Ended September 30, 2005 compared to Three Month Period Ended September 30, 2004

      During the three month period ended September 30, 2005, we had no operations. We realized no revenue and incurred no expenses. During the corresponding period in 2004, we incurred operating expenses totaling $14,889. As our resources were depleted, we suspended all mineral and property development expenditures and general and administrative activities in the period ended September 30, 2005.

Nine Month Period Ended September 30, 2005 compared to Nine Month Period Ended September 30, 2004

      Our total operating expenses for the nine months ended September 30, 2005 were $4,815, consisting of general and administrative expenses incurred in the day-to-day operation of our business of $1,578 and professional fees of $2,500, as compared to total operating expenses of $30,704 for the nine months ended September 30, 2004. The decrease in operating expenses for the nine month period in 2005 was a result of no expenditures incurred on our mineral properties, as compared to $12,000 spent during the nine month period in June 2004, and the halt of all activities in the three month period ended September 30, 2005.

Liquidity and Capital Resources

      Our liquidity at September 30, 2005 consists solely of our cash in the bank in the amount of $57. Our current liabilities consist of $3,183 in notes and accounts payable. We are relying on contributions from our officers and directors, who have verbally agreed to loan us the funds required for our day-to-day operations, at no interest and on no definitive repayment terms.

      Net cash used in operating activities for the nine months ended September 30, 2005 was $(4,801), as compared to ($34,085) for the nine-month period ended September 30, 2004. The decrease was attributed to expenses incurred in connection with the preparation and filing of our initial registration documents with the SEC during the nine months ended September 30, 2004, the suspension of property development activities and halt of all activities in 2005.

      Our stockholders' deficit was ($3,126) at September 30, 2005.

      Net cash provided by financing activities for the nine months ended September 30, 2005 was $1,000, representing a loan from a related party.

      Our consolidated financial statements are prepared using the accrual method of accounting in accordance with GAAP, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We had an accumulated deficit of $53,126 at September 30, 2005.

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

PART II OTHER INFORMATION

Item 6.  Exhibits

Exhibit
Number           Description of Document
-----------  -------------------------------------------------------------------

   31.1*     Certification pursuant to Section 302 of the Sarbanes-Oxley Act

   32.1*     Certification pursuant to Section 906 of the Sarbanes-Oxley Act

*Filed with this report.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN HOPE RESOURCES CORP.

(Registrant)

November 4, 2005
                                          /s/ Frederick Fisher
                                          --------------------------------------
                                          Frederick Fisher
                                          President, Chief Executive Officer,
                                          Treasurer and Chief Financial Officer