Form 10KSB
period 2005-12-31
Eternal Energy Corp.
filed 2006-05-03
CIK 1282613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark one)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission File No: 000-50906

ETERNAL ENERGY CORP.
(Exact Name of Small Business Issuer in its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	20-0237026 (I.R.S. Employer Identification No.)

2120 West Littleton Blvd., Suite 300 Littleton, Colorado (Address and telephone number of Principal Executive Offices)	80120 (Zip Code)

(303) 385-1230
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

State issuer’s revenues for its most recent fiscal year:	$0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 27, 2006	$48,752,600

Number of shares of Common Stock ($0.001 par value) outstanding as of the close of business on April 27, 2006:	40,752,000

Transitional Small Business Disclosure Format	Yes ☐	No ☒

ETERNAL ENERGY CORP.

PART I

Item 1. Description of Business.

Corporate History

Eternal Energy Corp. (formerly known Golden Hope Resources Corp.) (the “Company”) was incorporated in the State of Nevada on July 25, 2003 to engage in the acquisition, exploration and development of natural resource properties. On November 7, 2005, the Company and a newly formed merger subsidiary wholly owned by the Company (“Merger Sub”) completed a merger transaction with the Company as the surviving corporation (the “Merger”). In connection with the Merger, the Company changed its name to “Eternal Energy Corp.” from “Golden Hope Resources Corp.”

Business Overview

Since the Merger, the Company has become an exploration stage oil and gas company engaged in the exploration for petroleum and natural gas in the State of Nevada and the North Sea through the acquisition of contractual rights for oil and gas property leases and the participation in the drilling of exploratory wells.

On November 7, 2005, as part of the Merger transaction, the Company acquired contractual rights and interests in a joint venture with Eden Energy Corp. for the acquisition of oil and gas leases and drilling wells to explore for oil and natural gas reserves on the Big Sand Spring Valley Prospect located in Nye County, Nevada (the “BSSV Project”). As a result, the Company has rights to acquire a fifty percent (50%) working interest in approximately 82,184 gross acres, which rights expire in 2015 and which can be extended upon production from the leases. Effective April 17, 2006, the Company entered into a letter agreement with Eden Energy (the “Letter Agreement”), setting forth the mutual understanding between the Company and Eden Energy with respect to the participation of the Company with Eden Energy in the exploration of oil and natural gas reserves located on approximately 77,000 gross and net acres of land in central eastern Nevada (the “Cherry Creek Project”). Eden Energy has agreed with the Company that the Company is entitled to participate in the Cherry Creek Project with Eden Energy on the same terms and conditions that the Company and Eden Energy had previously agreed with respect to the BSSV Project. With respect to the Company’s two Nevada prospects, the Company intends to focus its exploration activities initially on the Cherry Creek Project.

On November 29, 2005, the Company acquired rights to participate in the drilling of an exploratory well in a North Sea petroleum exploration project (the “Quad 14 Project”) with International Frontier Resources Corporation (“IFR”), an oil and gas exploration company based in Calgary, Canada. The Quad 14 Project contemplates the drilling, testing, completing, and equipping an initial exploratory test well on a 255 square kilometer block located in Quad 14 in the North Sea. The 255-kilometer acreage block is located 24 kilometers south of the 639 million barrel Claymore oil field, 20 kilometers south of the 132 million barrel Scapa oil field, and 9 kilometers north of the 592 billion cubic foot Goldeneye natural gas field. Subject to rig availability, drilling of the initial exploratory well is scheduled to commence during the fourth quarter of 2006. The Company has a ten percent (10%) working interest in the Quad 14 Project.

On January 30, 2006, the Company acquired its second petroleum exploration project in the North Sea. The Company entered into an agreement with IFR to participate in the drilling of an exploratory well in a 970 square kilometer acreage block located in Quad 41 and Quad 42 in the North Sea (the “Quad 41/42 Project”). Subject to rig availability, drilling of the initial test well is tentatively scheduled to commence during the first quarter of 2007. The Company has a ten percent (10%) working interest in the Quad 41/42 Project.

Plan of Operation

For the coming year we plan to explore our leasehold position in central eastern Nevada. At the present time, these efforts are likely to include additional gravity surveys, well studies, continued surface mapping, and the possibility of seismic data purchase or acquisition. This work will be done in preparation for drilling one or two exploratory wells on our leases in the Cherry Creek prospect in conjunction with Eden Energy as operator of the prospect. The Company currently has rights to a 50% working interest in approximately 82,184 gross acres, which expire in 2015 and which can be extended upon production from the leases. The Company anticipates spending between $2,000,000 and $3,000,000 on additional leasehold acquisitions, on additional geological and engineering studies and on drilling and completion costs in the next 12 months.

In addition, we plan to explore our leasehold positions in the North Sea. Pursuant to the agreements in connection with the North Sea projects, Eternal Energy agreed to pay to the operator 15 percent of test well drilling costs, production testing costs and all completion costs, plus its proportionate share of the royalty and annual license fees to which the project acreages, respectively, are subject. Challenger Minerals (North Sea) will be the operator of the projects.

We will require additional funds to implement the work programs set forth above. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to obtain financing on favorable terms, or if at all. In addition, there is no assurance that we will be able to maintain our operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

Competitors

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. There are other competitors that have operations in the Nevada area and the presence of these competitors could adversely affect our ability to acquire additional leases.

Government Regulations

Our oil and gas operations are subject to various United States federal, state and local governmental regulations. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state, provincial and local laws and regulations relating primarily to the protection of human health and the environment. To date, expenditures related to complying with these laws, and for remediation of existing environmental contamination, have not been significant in relation to the results of operations of our company. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

Research and Development

Our business plan is focused on a strategy for maximizing the long-term exploration and development of our oil and gas leases in Nevada and the North Sea. To date, execution of our business plan has largely focused on acquiring prospective oil and gas leases. We intend to establish a going forward exploration and development plan.

Employees

As of April 27, 2006, our only employee is Bradley M. Colby, our President, Chief Executive Officer, Treasurer, Chief Financial Officer and Secretary. We do not expect any material changes in the number of employees over the next 12-month period. We do and will continue to outsource contract employment as needed. However, if we are successful in our initial and any subsequent drilling programs we may retain additional employees.

RISK FACTORS

Ownership of our common stock involves a high degree of risk, you should consider carefully the factors set forth below, as well as other information contained in this annual report.

There is no assurance that we will operate profitably or will generate positive cash flow in the future.

If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. In particular, additional capital may be required in the event that:

•	drilling and completion costs for further wells increase beyond our expectations; or

•	we encounter greater costs associated with general and administrative expenses or offering costs.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans.

We will depend almost exclusively on outside capital to pay for the continued exploration and development of our properties. Such outside capital may include the sale of additional stock and/or commercial borrowing. Capital may not continue to be available if necessary to meet these continuing exploration and development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business and as a result may be required to scale back or cease operations for our business, the result of which would be that our stockholders would lose some or all of their investment.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new projects and continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

Our Company has a limited operating history and must be considered in the development stage. The success of the Company is significantly dependent on a successful acquisition, drilling, completion and production program. Our Company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our Company.

Trading of our stock may be restricted by the SEC's "Penny Stock" regulations which may limit a stockholder's ability to buy and sell our stock.

The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

NASD sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Trading in our common shares on the OTC Bulletin Board is limited and sporadic, making it difficult for our shareholders to sell their shares or liquidate their investments.

Our common shares are currently quoted on the OTC Bulletin Board. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We are engaged in the business of exploring and, if warranted, developing commercial reserves of oil and gas. Our properties are in the exploration stage only and are without known reserves of oil and gas. Accordingly, we have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

As our properties are in the exploration and development stage there can be no assurance that we will establish commercial discoveries on our properties.

Exploration for economic reserves of oil and gas is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing oil and/or gas wells. Our properties are in the exploration stage only and are without proven reserves of oil and gas. We may not establish commercial discoveries on any of our properties.

The potential profitability of oil and gas ventures depends upon factors beyond the control of our Company.

The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. These changes and events will likely materially affect our financial performance.

Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. The marketability of oil and gas which may be acquired or discovered will be affected by numerous factors beyond our control. These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. These factors cannot be accurately predicted and the combination of these factors may result in our Company not receiving an adequate return on invested capital.

Competition in the oil and gas industry is highly competitive and there is no assurance that we will be successful in acquiring the leases.

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed. Our budget anticipates our acquisition of additional acreage in Nevada. This acreage may not become available or if it is available for leasing, that we may not be successful in acquiring the leases. There are other competitors that have operations in the Nevada area and the presence of these competitors could adversely affect our ability to acquire additional leases.

The marketability of natural resources will be affected by numerous factors beyond our control which may result in us not receiving an adequate return on invested capital to be profitable or viable.

The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include market fluctuations in oil and gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of oil and gas and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Oil and gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our Company.

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which it may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

Exploration and production activities are subject to certain environmental regulations which may prevent or delay the commencement or continuance of our operations.

In general, our exploration and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

We believe that our operations comply, in all material respects, with all applicable environmental regulations.

We are not fully insured against all possible environmental risks.

Exploratory drilling involves many risks and we may become liable for pollution or other liabilities, which may have an adverse effect on our financial position.

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved. We may become subject to liability for pollution or hazards against which it cannot adequately insure or which it may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and our profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business. The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitably.

Our Bylaws contain provisions indemnifying our officers and directors against all costs, charges and expenses incurred by them.

Our Bylaws contain provisions with respect to the indemnification of our officers and directors against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by him, including an amount paid to settle an action or satisfy a judgment in a civil, criminal or administrative action or proceeding to which he is made a party by reason of his being or having been one of our directors or officers.

Investors' interests in our Company will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares or raise funds through the sale of equity securities.

In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors' interests in our Company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

Our Bylaws do not contain anti-takeover provisions, which could result in a change of our management and directors if there is a take-over of our Company.

We do not currently have a shareholder rights plan or any anti-takeover provisions in our Bylaws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors.

Our Company’s independent auditors have expressed a reservation that our Company can continue as a going concern.

Our Company’s operations have been limited to general administrative operations and a limited amount of exploration. Our Company’s ability to continue as a going concern is dependent on our ability to raise additional capital to fund future operations and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Item 2. Description of Property.

The BSSV Project entitles the Company the right to acquire a fifty percent (50%) working interest in federal oil and gas leases covering approximately 82,184 gross acres in Nye County, Nevada. The leases have a primary term of ten years from and after June 2005. The leases can be extended beyond their primary terms by commercial production therefrom.

Effective April 17, 2006, the Company entered into a letter agreement with Eden energy with respect to the Company’s right to participate with Eden Energy in the Cherry Creek Project.

The Cherry Creek Project will entitle the Company the right to acquire a 50 percent working interest in federal oil and gas leases covering approximately 77,000 gross acres in central eastern Nevada. The Company is in the process of finalizing its exploration program for 2006 and a definitive participation agreement with respect to the Cherry Creek Project. The leases have a primary term of ten years from and after March 2006. The leases can be extended beyond their primary terms by commercial production therefrom.

The Quad 14 Project entitles the Company the right to acquire a 10 percent working interest in oil and gas leases covering approximately 255 square kilometer acreage block located in Quad 14 in the North Sea. The Quad 41/42 Project entitles us the right to acquire a 10 percent working interest in oil and gas leases covering a 970 square kilometer acreage block located in Quad 41 and Quad 42 in the North Sea. The lease for the North Sea projects will expire in October of 2007.

We do not currently own any other property.

Item 3. Legal Proceedings.

We are not currently a party to any material legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock, par value $.001, has been dually quoted on the Pink Sheets and the OTC Bulletin Board under the symbol “EERG” since November 7, 2005, and, prior to that, it was quoted under the symbol “GHPR”; however, active trading market in our common stock did not commence until February 2, 2006. The Company completed a 35-for-1 forward stock split of its issued and outstanding shares of common stock on November 7, 2005.

As of April 27, 2006, there were approximately 35 holders of record of our common stock.

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we expect to retain any earnings to finance the operation and expansion of our business.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

THE FOLLOWING PRESENTATION OF OUR MANAGEMENT'S DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT.

A Note About Forward-Looking Statements

This Annual Report on Form 10-KSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current management's expectations. These statements may be identified by their use of words like "plans", "expect", "aim", "believe", "projects", "anticipate", "intend", "estimate", "will", "should", "could" and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about our business strategy, expenditures, and financial results are forward-looking statements. We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur.

Actual results could differ materially from those in the forward looking statements due to a number of uncertainties including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions, further changes in our business direction or strategy; competitive factors, oil and gas exploration uncertainties, and an inability to attract, develop, or retain technical, consulting, managerial, agents, or independent contractors. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Annual Report. except as required by law, we are not obligated to release publicly any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

Overview of the Company

We are a start-up, development stage company and have not yet generated or realized any revenues from our business operations. During the fourth quarter 2005, we changed our name from Golden Hope Resources, Inc. to Eternal Energy Corp., and changed our business plan to focus on the exploration for oil and gas resources. We changed our management, raised $1,126,000 through the private placement of shares of our common stock and warrants to purchase shares of common stock, and invested in two oil and gas exploration ventures.

There is no historical financial information about us upon which to base an evaluation of our performance. We are a development stage company and have not generated any revenues from our current operations. We cannot guarantee we will be successful in our new core business, or in any business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and in the exploration of oil and gas reserves.

We have no assurance that future financing will be available on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue with our current business plan. If equity financing is available to us on acceptable terms, it could result in additional dilution to our existing stockholders.

Results of Operations for the Fiscal Years Ended December 31, 2005 and 2004

From inception to December 31, 2005, we had a loss of $377,920. Substantially all of such amount was generated in the 2005 fiscal year.

Operating expenses increased from $33,783 for the year ended December 31, 2004 to $329,609 for the year ended December 31, 2005. An analysis of the increases in the operating expenses and the relevant components is set forth below.

During 2004, we expended $90,000 in geological costs related to our participation in a North Sea oil and gas exploration venture. During 2004 we incurred $12,000 in exploration costs related to our mining claims which lapsed during 2005.

General and administrative expenses increased from $2,700 in 2004 to $165,000 in 2005. These costs include $75,000 paid to our prior officers and directors and payroll costs related to our new officer of $57,792. The balance of these expenses relate to office related costs. Professional fees, including legal fees of $62,265, were $73,654 compared to $19,083 in 2004. Legal fees in 2005 relate to our name change, forward stock split, change in business plan and costs associated with our participation agreements in oil and gas exploration programs.

Liquidity and Capital Resources

As of December 31, 2004, our total assets were $3,858, all of which were current and our total liabilities were $2,183,all of which were current, resulting in working capital of $1,675. As of December 31, 2005, our total assets were $860,509, of which $193,509 are current, and our total liabilities were $62,429, all of which are current, resulting in working capital of $798,080. The increase in total assets is a result of an increase in cash from the sale of our equity units, $667,000 of which was invested in our Nevada oil and gas exploratory project. During the year ended December 31, 2005, the Company sold equity units with net proceeds of $1,126,000 and in March 2006 sold equity units with net proceeds of $11,876,000. Each of these equity unit sales consisted of one share of our common stock and a warrant to purchase one share of our common. The warrant exercise price of the warrants sold in 2005 was $1.20 per share and the warrant exercise price of the warrants sold in March 2006 is $1.00 per share

Despite our negative cash flows from operation of $345,599 and $33,470 for the years ended December 31, 2005 and 2004, respectively, and our minimum drilling costs associated with our oil and gas exploration participations of $5 million, we have been able to obtain additional operating capital through private equity funding sources. Management's plan includes the continued development and eventual implementation of our business plan. We have relied upon equity funding since inception.

No assurances can be given that we will be able to obtain sufficient working capital through the sale of our common stock and borrowing or that the development and implementation of our business plan will generate sufficient revenues in the future to sustain ongoing operations. These factors raise substantial doubt with our auditor about our ability to continue as a going concern.

As of the date of this Annual Report, we have yet to generate any revenues from our business operations.

Plan of Operation for the Next Twelve Months

Since inception, we had funded our operations from the private placement of common stock and warrants. Although we expect that, during the next 12 months, our operating capital needs will be met our current economic resources and, if required, by additional private capital stock transactions, there can be no assurance that funds required will be available on terms acceptable to us or at all. If we are unable to raise sufficient funds on terms acceptable to us, we may be unable to complete our business plan. If equity financing is available to us on acceptable terms, it could result in additional dilution to our existing stockholders.

Off-Balance Sheet Arrangements.

We have no off balance sheet arrangements at December 31, 2005.

Current Conditions

In November 2005, we entered an oil and gas exploration participation agreement related to the drilling of an exploratory well in Nevada. Our initial payment on the agreement was $667,000 and we are obligated to participate in future drilling costs on this project of at least $2 million. We are obligated to issue one million shares of our common stock for each ten million equivalent net barrels of proved reserves developed on this site.

In April 2006, we entered into a letter agreement related to the exploration of oil and gas reserves in central eastern Nevada. We are in the process of finalizing a definitive participation agreement and our exploration program for 2006.

In December 2005, we entered into a participation agreement related to the drilling of an exploratory well on a prospect site in the North Sea. Our initial payment was $90,000 and our share of future minimum drilling costs on this site is $1.5 million.

In January 2006, we entered into a participation agreement related to the drilling of an exploratory well on a second prospect site in the North Sea. Our initial payment was $75,000 and our share of future minimum drilling costs on this site is $1.5 million.

Item 7. Financial Statements.

Our consolidated financial statements required to be included in Item 7 are set forth in the Index to Financial Statements set forth on page F-1 of this report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On November 4, 2005, the Company dismissed Franklin Griffith and Associates (“Griffith”) as the Company’s principal accountant effective on such date. On November 4, 2005, the Company appointed Kelly & Co. (“Kelly”) as the Company’s new principal accountant. Griffith’s report on the Company’s financial statements for fiscal year 2004 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was recommended and approved by the Company’s board of directors.

During fiscal year 2004 and the subsequent interim period through November 4, 2005, there were no disagreements with Griffith on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Griffith, would have caused Griffith to make reference to the subject matter of the disagreement(s) in connection with their report, nor were there any reportable events as defined in Item 304(a)(1)(iv)(B) of Regulation S-B.

The Company engaged Kelly as its new independent accountant on November 4, 2005. During fiscal year 2004 and the subsequent interim period preceding November 4, 2005, neither the Company nor someone on its behalf engaged Kelly regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or any matter that was either the subject of a “disagreement” or a “reportable event,” both as such terms are defined in Item 304 of Regulation S-B.

Item 8A. Controls and Procedures.

The Company maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed under the Security Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified under the Securities and Exchange Commission’s rules and forms. Based on an evaluation performed, the Company’s certifying officer has concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company to disclose material information otherwise required to be set forth in the Company’s reports.

We do not believe that there has been any change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B. Other Information.

There is no other information required to be disclosed during the fourth quarter of the fiscal year covered by this report.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Executive Officers and Directors

The following table sets forth information concerning current executive officers and directors as of April 15, 2006:

Name	Age	Position
Bradley M. Colby	49	Director, President, CEO, Treasurer, CFO and Secretary
John Anderson	41	Director

Bradley M. Colby was appointed as the Company’s President, Chief Executive Officer, Treasurer, Chief Financial Officer and Secretary, and also as a Director, on November 4, 2005. Mr. Colby has over 25 years of experience in exploration and production land and geological work, including the acquisition and disposition of producing properties, prospect generation and development, and the marketing and sale of multiple drilling joint ventures. Prior to joining the Company, Mr. Colby was a principal at Westport Petroleum, Inc. since December 2001, where he bought and sold producing properties for his account. From March 2000 to November 2001, Mr. Colby was the President, Chief Executive Officer and a Director of Kern County Resources Ltd., a private oil and gas exploration and production company he founded. Mr. Colby received a B.S. in Business-Minerals Land Management from the University of Colorado in 1979 and had studied petroleum engineering at the Colorado School of Mines.

John Anderson was appointed as a Director of the Company on November 4, 2005. Since May 2004, Mr. Anderson has been President, Chief Executive Officer, Secretary, Treasurer and a Director of Key Gold Corporation, a publicly traded Nevada corporation involved in the exploration and mining for precious and non-precious metals and other mineral resources in China. From December of 1994 to the present, Mr. Anderson has been President of Axiom, a personal consulting and investing company primarily involved in capital raising for private and public companies in North America, Europe, and Asia. From February of 2001 to the present, he has served as a Director of Wescorp Energy, Inc., a publicly traded Nevada corporation, and from March of 2003 to the present as its President and Chief Executive Officer. Mr. Anderson holds a B.A. from University of Western Ontario.

There are no family relationships among any of our directors, executive officers or key employees.

Committees

The Company does not have standing audit, nominating or compensation committees of the board of directors, or committees performing similar functions, and therefore the entire board of directors performs such functions. The Company’s common stock is not currently listed on any national exchange and are we not required to maintain such committees by any self-regulatory agency. Management does not believe it is necessary for the board of directors to appoint such committees because the volume of matters that currently, and historically have, come before the board of directors for consideration permits each director to give sufficient time and attention to such matters to be involved in all decision making. Mr. Anderson is an independent director. All directors participate in the consideration of director nominees. The Company does not have a policy with regard to attendance at board meetings.

The Company does not currently have an audit committee financial expert. Management does not believe it is necessary to for the board of directors to designate an audit committee financial expert at this time due to the Company’s limited operating history and the limited volume of matters that come before the board of directors requiring such an expert.

The Company does not have a policy with regard to consideration of nominations of directors. The Company accepts nominations for directors from its security holders. There is no minimum qualification for a nominee to be considered by the Company’s directors. All of the Company’s directors will consider any nomination and will consider such nomination in accordance with his or her fiduciary responsibility to the Company and its stockholders.

Security holders may send communications to the Company’s board of directors by writing to Eternal Energy Corp., 2120 West Littleton Blvd., Suite 300, Littleton, Colorado 80120, attention Board of Directors or any specified director. Any correspondence received at the foregoing address to the attention of one or more directors is promptly forwarded to such director or directors.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of any class of our securities registered under Section 12(g) of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of copies of such reports, we believe that there was compliance with all filing requirements of Section 16(a) applicable to our officers, directors and 10% stockholders during fiscal 2005.

Code of Ethics

The Company adopted a code of ethics that applies to all its executive officers and employees. The Company undertakes to provide any person with a copy of its code of ethics free of charge. Please contact Mr. Bradley M. Colby at (303) 385-1230 to request a copy of the Company’s code of ethics. Management believes the Company’s code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 10. Executive Compensation.

We do not currently compensate our directors in cash for their service as members of our board of directors. We do reimburse our directors for reasonable expenses in connection with attendance at board meetings. The Company granted Mr. Anderson an option to purchase 500,000 shares of the Company’s common stock, which option has an exercise price of $1.00 per share. The option vests in a equal amount every six months over a period of three years.

The following table sets forth certain annual and long-term compensation paid to our Chief Executive Officer and our executive officers.

Summary Compensation Table

		Annual Compensation			Long-Term Compensation
				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
	Fiscal	Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name & Principal Position	Year	($)	($)	($)	($)	(#)	($)
Bradley M. Colby, President, CEO	2005	60,000*	125,000*	0	0	1,443,800*	0
Treasurer, CFO and Secretary*
Frederick Fisher, President, CEO,	2005	0	0	0	0	0	0
Treasurer, CFO*	2004	0	0	0	0	0	0

* Effective November 4, 2005, Mr. Fisher resigned positions he held as executive officers of the Company. On the same date, Mr. Colby was appointed as the Company’s President, Chief Executive Officer, Treasurer, Chief Financial Officer and Secretary. Mr. Colby’s employment agreement provides that Mr. Colby is entitled to a signing bonus of $125,000, an annual salary of $60,000 and an option to purchase 1,443,800 shares (post-split) of the Company’s common stock.

Employment Agreements

On December 9, 2005, the Company entered into an Employment Agreement with Bradley M. Colby, in connection with Mr. Colby’s appointment as the Company’s President, Chief Executive Officer, Treasurer, Chief Financial Officer and Secretary, which agreement has an effective date of November 7, 2005. The Employment Agreement provides that Mr. Colby is entitled to a signing bonus of $125,000, payable directly to him or on his behalf, and an annual salary of $60,000. In addition, Mr. Colby was granted an option to purchase 1,443,800 shares of the Company’s common stock at a per share exercise price of $1.00, which option will vest in an equal amount every six months over a period of three years. The Employment Agreement, which has a two-year term, also provides that all of the shares of the Company’s common stock held of record or beneficially by Mr. Colby are subject to a repurchase right in favor of the Company as follows. First, with respect to the 2,500,000 shares held of record by Mr. Colby, 25% of such shares will be released from the repurchase right at the beginning of every three-month period beginning on the first anniversary of his employment such that all of such shares will be released from the repurchase right at the end of his second year of employment. Second, with respect to the 750,000 shares held beneficially by Mr. Colby, 100% of such shares will be released from the repurchase right at the one-year anniversary of the effective date of the Employment Agreement. Mr. Colby disclaims beneficial ownership to the 750,000 shares, which are held of record by five members of his immediate family. The Employment Agreement also imposes certain transfer restrictions on all of these shares, which are in addition to those imposed by applicable federal and state securities laws. In the event that Mr. Colby’s employment is terminated by the Company without cause or for good reason, then Mr. Colby will be entitled to a severance payment equal to one year of his salary, any unvested portion of his option will vest in full immediately and the repurchase right will terminate immediately with respect to all of the 3,250,000 shares held by Mr. Colby.

There are no other employment agreements between the Company and any named executive officer.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the shares of common stock beneficially owned or deemed to be beneficially owned as of April 27, 2006 by: (i) each person whom we know beneficially owns more than 5% of our common stock, (ii) each of our directors, (iii) the executive officers named in the summary compensation table, and (iv) all such directors and executive officers as a group.

Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of our common stock that they beneficially own, subject to applicable community property laws.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 27, 2006. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

	Shares of Common	Percent of Common
	Stock Beneficially	Stock Beneficially
	Owned (1)	Owned (1)
Name of Beneficial Owner / Management and Address
Bradley M. Colby (2)	3,490,633	8.6%
John Anderson (3)	0	0
Dennis Eldjarnson	2,800,000	6.9%
RAB Special Situations (Master) Fund Ltd. (4)	3,000,000	7.4%
All directors and executive officers as a group (2 persons)	3,490,633	8.6%

Notes to Beneficial Ownership Table:

(1) Applicable percentage ownership is based on 40,752,000 shares (post-split) of common stock outstanding at April 27, 2006. The number of shares of common stock owned are those “beneficially owned” as determined under the rules of the Securities and Exchange Commission, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within sixty (60) days through the exercise of any option, warrant or right.

(2) Includes 2,500,000 shares (post-split) owned by Mr. Colby and an aggregate of 750,000 shares (post-split) owned by five members of his immediate family as to which he disclaims beneficial ownership. Also includes 240,633 shares exercisable within sixty (60) days of April 27, 2006 pursuant to an option.The business address for this person is 2120 West Littleton Blvd., Suite 300, Littleton, Colorado 80120.

(3) The business address for this person is Suite 1300-885 West Georgia Street, Vancouver, British Columbia, V6C 3E8.

(4) The business address for this person is c/o RAB Capital Plc, 1 Adam Street, London WC2N 6LE, United Kingdom.

Item 12. Certain Relationships and Related Transactions.

In connection with the Company’s acquisition of the Project, and after the related 35-for-1 forward stock split and the related merger of our wholly owned subsidiary, Mr. Colby acquired beneficial ownership of 26,250,000 shares (post-split) of our common stock held by Frederick Fisher and Chris Sturdy, two former directors of the Company, of which 23,000,000 shares (post-split) were then returned to the Company for cancellation by Mr. Colby and are no longer outstanding. As a result, Mr. Colby acquired 3,250,000 shares (post-split) of our common stock.

Item 13. Exhibits.

INDEX TO EXHIBITS

Exhibit	Description of Exhibit
3(i).1	Articles of Incorporation filed with the Nevada Secretary of State on July 25, 2003. (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-SB filed August 18, 2004.)
3(i).2
Certificate of Change filed with the Nevada Secretary of State effective November 7, 2005. (Incorporated by reference to Exhibit 3(i).2 of the Company’s Current Report on Form 8-K filed November 9, 2005.)

3(i).3
Articles of Merger filed with the Nevada Secretary of State effective November 7, 2005. (Incorporated by reference to Exhibit 3(i).3 of the Company’s Current Report on Form 8-K filed November 9, 2005.)

3(ii).1	Bylaws, adopted July 18, 2003. (Incorporated by reference to Exhibit 3.2 of the Company’s Form 10-SB filed August 18, 2004.)
3(ii).2	Amendment No. 1 to Bylaws, adopted November 4, 2005. (Incorporated by reference to Exhibit 3(ii) of the Company’s Current Report on Form 8-K filed November 9, 2005.)
10.1
Agreement and Plan of Merger between Golden Hope Resources Corp. (renamed Eternal Energy Corp.) and Eternal Energy Corp., filed with the Nevada Secretary of State effective November 7, 2005. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 9, 2005.)

10.2
Purchase and Sale Agreement between Eternal Energy Corp. and Merganser Limited, dated November 7, 2005. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed November 9, 2005.)

10.3	Form of Subscription Agreement for November 2005 private placement. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed November 9, 2005.)
10.4	Form of Common Stock Purchase Warrant for November 2005 private placement. (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed November 9, 2005.)
10.5	Registration Rights Agreement for November 2005 private placement. (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed November 9, 2005.)
10.6
Letter Agreement by and between Eternal Energy Corp. and International Frontier Resources Corporation. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 5, 2005.)

10.7	Employment Agreement by and between Eternal Energy Corp. and Bradley M. Colby. (Incorporated by reference to Exhibit 10.1 of the Company’s Amended Current Report on Form 8-K/A filed December 9, 2005).
10.8
Letter Agreement by and between Eternal Energy Corp. and International Frontier Resources Corporation Relating to Quad 41 and Quad 42 dated January 30, 2006. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 3, 2006.)

10.9
Amended and Restated Letter Agreement by and between Eternal Energy Corp. and International Frontier Resources Corporation Relating to Quad 14 dated January 30, 2006. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed February 3, 2006.)

10.10
Finder’s Fee Agreement by and between Eternal Energy Corp. and Taverham Company Ltd. dated January 30, 2006. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed February 3, 2006.)

10.11	Form of Subscription Agreement for March 2006 private placement. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 8, 2006.)
10.12	Form of Common Stock Purchase Warrant for March 2006 private placement. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 8, 2006.)
10.13	Form of Registration Rights Agreement for March 2006 private placement. (Incorporated by reference to Exhibit 10.1 of the Company’s Amended Current Report on Form 8-K/A filed March 29, 2006.)
10.14*	Letter Agreement between the Company and Eden Energy Corp. dated April 14, 2006.
16.1	Letter from Franklin Griffith and Associates. (Incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed November 10, 2005.)
23.1*	Consent of Franklin Griffith and Associates.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________
* Filed herewith.

Item 14. Principal Accountant Fees and Services.

For the year ended December 31, 2005, Kelly & Co. (“Kelly”) audited the Company’s consolidated financial statements and provided tax return and tax related services. On November 4, 2005, the Company dismissed Franklin Griffith and Associates (“Griffith”) as the Company’s principal accountant effective on such date. On November 4, 2005, the registrant appointed Kelly as the Company’s new principal accountant. For the year ended December 31, 2004, Griffith audited the Company’s consolidated financial statements.

The aggregate fees billed for professional services by the accountants in 2005 and 2004 were as follows:

	2005	2004

Audit Fees	$25,500	$1,500

Audit Related Fees (1)	$5,230	0

Tax Fees	$0	0

All Other Fees	$0	0

Total	$30,730	$1,500
________________
(1) Quarterly review fees.

It is the Board’s policy and procedure to approve in advance all audit engagement fees and terms and all permitted non-audit services provided by our independent auditors. We believe that all audit engagement fees and terms and permitted non-audit services provided by our independent auditors as described in the above table were approved in advance by our Board.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETERNAL ENERGY CORP.

By:	/s/ BRADLEY M. COLBY
Bradley M. Colby
President, Chief Executive Officer, Secretary, Treasurer, and
Chief Financial Officer

Date: May 2, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bradley M. Colby	President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director	May 2, 2006
Bradley M. Colby	(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

/s/ John Anderson	Director	May 2, 2006
John Anderson

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Financial Statements

As of December 31, 2005,
For Each of the Two Years in the Period Ended December 31, 2005 and
For the Period From July 25, 2003 (Inception) to December 31, 2005

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Exploration Stage)

Index to Financial Statements

As of December 31, 2005,
For Each of the Two Years in the Period Ended December 31, 2005 and
For the Period From July 25, 2003 (Inception) to December 31, 2005

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Eternal Energy Corp. (formerly Golden Hope Resources Corp.)

We have audited the accompanying balance sheet of Eternal Energy Corp. (formerly Golden Hope Resources Corp.) (a Nevada corporation) (a Company in the Development Stage), as of December 31, 2005 and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's financial statements as of and for the year ended December 31, 2004 and for the period from July 25, 2003 (inception) to December 31, 2004 were audited by other auditors whose report, dated March 27, 2005, on those statements included an explanatory paragraph that described that the Company had suffered losses from operations, all of which raise substantial doubt about its ability to continue as a going concern as discussed in Note 1 to those financial statements. The financial statements for the year ended December 31, 2004 and for the period from July 25, 2003 (inception) through December 31, 2004 reflected net losses of $33,772 and $48,325, respectively. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and the results of its operations and its cash flows for the year then ended, and for the period from July 25, 2003 (inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5, Financial Results, Liquidity and Management's Plan, to the financial statements, the Company has incurred net losses since inception, is in the development stage, has experienced negative cash flows from operations since inception and has not as of yet successfully implemented its current business plan. The Company must rely on the sale of its common stock and borrowing until it is able to generate sufficient revenues in the future to sustain its ongoing operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kelly & Company

Kelly & Company
Costa Mesa, California
April 28, 2006

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Balance Sheet

December 31, 2005

ASSETS

Current assets:
Cash	$117,259
Prepaid compensation	76,250
Total current assets	193,509
Oil and gas properties	667,000
Total assets	$860,509

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$38,387
Accrued officer's payroll	24,042
Total current liabilities	62,429

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value, 875,000,000 shares authorized, 28,876,000 shares issued and outstanding	28,876
Additional paid-in capital	1,147,124
Deficit accumulated during the development stage	(377,920)
Total stockholders’ equity	798,080
Total liabilities and stockholders’ equity	$860,509

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Statements of Operations

For the Each of the Two Years in the Period Ended December 31, 2005 and
For the Period From July 25, 2003 (Inception) to December 31, 2005

			For the Period From July 25, 2003
	December 31,		(Inception) to
	2005	2004	December 31, 2005
Operating expenses:
Exploration costs	$90,000	$12,000	$114,600
General and administrative	144,755	2,700	149,408
Professional fees	94,854	19,083	113,937
Total operating loss	329,609	33,783	377,945
Interest income	14	11	25
Net loss	$329,595	$33,772	$377,920
Loss per common share - basic and diluted	$(0.007)	$(0.001)	$(0.009)
Weighted average number of shares outstanding - basic and diluted	47,513,847	48,708,333	44,172,183

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Statements of Stockholders' Equity

				Deficit
			Additional	Accumulated	Total
	Common Stock		Paid-In	In the Development	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, July 25, 2003 (Inception)	-	-	-	-	-
Common stock issued for cash in July 2003 at $0.00057 per share	8,750,000	$8,750	$(3,750)	-	$5,000
Common stock issued for mining claims based on the fair value of the stock of $0.00057 per share	17,500,000	17,500	(7,500)	-	10,000
Net loss	-	-	-	$(14,553)	(14,553)
Balance, December 31, 2003	26,250,000	26,250	(11,250)	(14,553)	447
Common stock issued for cash in February 2004 at $0.00143	24,500,000	24,500	10,500	-	35,000
Net loss	-	-	-	(33,772)	(33,772)
Balance, December 31, 2004	50,750,000	50,750	(750)	(48,325)	1,675
Cancellation of shares	(23,000,000)	(23,000)	23,000	-	-
Common stock and warrants issued for cash in December 2005 at $1.00 per equity unit	1,126,000	1,126	1,124,874	-	1,126,000
Net loss	-	-	-	(329,595)	(329,595)
Balance, December 31, 2005	28,876,000	$28,876	$1,147,124	$(377,920)	$798,080

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Statements of Cash Flows

For Each of the Two Years in the Period Ended December 31, 2005 and
For the Period From July 25, 2003 (Inception) to December 31, 2005

			For the Period From July 25, 2003
	December 31,		(Inception) to
	2005	2004	December 31, 2005
Cash flows provided by (used in) operating activities:
Net loss	$(329,595)	$(33,772)	$(377,920)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
(Increase) in prepaid compensation	(76,250)	-	(76,250)
Increase in accounts payable and accrued liabilities	16,204	-	18,387
Increase in accrued officer’s payroll	44,042	302	44,042
Net cash used in operating activities	(345,599)	(33,470)	(391,741)
Cash flows used in investing activities:
(Additions) to oil and gas properties	(667,000)	-	(667,000)
Net cash used in investing activities	(667,000)	-	(667,000)
Cash flows provided by financing activities:
Proceeds from issuance of common stock and warrants	1,126,000	35,000	1,176,000
Net cash provided by financing activities	1,126,000	35,000	1,176,000
Net increase in cash	113,401	1,530	117,259
Cash - beginning of period	3,858	2,328	-
Cash - end of period	$117,259	$3,858	$117,259

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Notes to the Financial Statements

As of December 31, 2005,
For Each of the Two Years in the Period Ended December 31, 2005 and 2004 and
For the Period From July 25, 2003 (Inception) to December 31, 2005

1.	Description of Business and Development Stage Operations

Eternal Energy Corp. (formerly Golden Hope Resources Corp.) (the "Company") was incorporated in the state of Nevada in March  2003. The Company's business plan is to develop and engage in the acquisition, exploration and development of natural resource properties. At December 31, 2005, the Company has entered into participation agreements related to oil and gas exploration projects in the Big Sand Spring Valley Prospect located in Nye County, Nevada and UKCS Quad 14 located in the North Sea. In January 2006, the Company entered into a participation agreement in UKCS Quad 41 and 42 also located in the North Sea. The Company's mining claims in British Columbia lapsed during 2005.

2.	Summary of Significant Accounting Policies

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Development Stage Operations

The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises. Its operations have been limited to general administrative operations and a limited amount of exploration, and it has incurred losses totaling $377,920 for the period from July 25, 2003 (inception) to December 31, 2005 and has minimum future drilling obligations of $5 million as of December 31, 2005. The Company's ability to continue as a going concern is dependent on its ability to raise additional capital to fund future operations and ultimately to attain profitable operations (see Note 5, Financial Results, Liquidity, and Management's Plan).

Concentration of Credit Risk

At December 31, 2005 cash of $28,509 was held in the trust account of our legal counsel, and therefore may not be subject to FDIC insurance. The Company believes this credit risk is mitigated due to the financial strength of the law firm and the restrictions placed upon the trust account balances by the California State Bar.

Oil and Gas Properties

The Company follows the full cost method of accounting for its investments in oil and gas properties. Accordingly, all costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized as incurred. The Company has not capitalized any interest or any of its internal costs related to its investments in oil and gas properties.

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Notes to the Financial Statements

As of December 31, 2005,
For Each of the Two Years in the Period Ended December 31, 2005 and 2004 and
For the Period From July 25, 2003 (Inception) to December 31, 2005

2.	Summary of Significant Accounting Policies, Continued

Oil and Gas Properties, Continued

In addition, the capitalized costs are subject to a "ceiling test," which basically limits such costs to the aggregate of the "estimated present value" of future net revenues from proved reserves, discounted at a 10 percent interest rate, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

At December 31, 2005 all of the Company’s investments in oil and gas properties are in the exploration stage, and therefore are not subject to the ceiling test.

Geological and geophysical costs are expensed as incurred.

Fair Value of Financial Instruments

In accordance with the requirements of Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial Instruments, the Company has determined the estimated fair value of its financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current liabilities approximates their carrying values due to their short-term maturity.

Accounting for Stock-Based Employee Compensation

In November 2005, the Company granted options to purchase shares of common stock to its president. As permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation, the Company accounts for grants using the intrinsic value method described in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under the intrinsic value method, no stock-based employee compensation cost is recorded when the exercise price is equal to, or higher than, the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123(R), Accounting for Stock-Based Compensation, to stock-based employee compensation, using the straight-line method, for the following periods.

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Notes to the Financial Statements

As of December 31, 2005,
For Each of the Two Years in the Period Ended December 31, 2005 and 2004 and
For the Period From July 25, 2003 (Inception) to December 31, 2005

2.	Summary of Significant Accounting Policies, Continued

Accounting for Stock-Based Employee Compensation, Continued

	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004	For the Period From July 25, 2002 (Inception) to December 31, 2005
Net loss, as reported	$329,595	-	$329,595
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(9,159)	-	(9,159)
Pro forma net loss	$338,754	-	$338,754
Loss per share:
Basic and diluted - as reported	$0.007	-	$0.007
Basic and diluted - pro forma	$0.007	-	$0.007

Stock Split

In November 2005 the Company forward split its outstanding common shares 35 for 1. All capital accounts, historical share amounts, weighted average share, and loss per share have been restated as if this forward split occurred at inception.

 Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed in the same way as basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2005, the Company had outstanding stock options and warrants that can be converted into 2,569,890 shares of common stock. The options and warrants would have an anti-dilutive effect and, therefore, are not included in diluted loss per share.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred income tax assets and liabilities are measured using tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Notes to the Financial Statements

As of December 31, 2005,
For Each of the Two Years in the Period Ended December 31, 2005 and 2004 and
For the Period From July 25, 2003 (Inception) to December 31, 2005

2.	Summary of Significant Accounting Policies, Continued

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent obligations in the financial statements and accompanying notes. Our most significant assumptions are the estimates used in the determination of the deferred income tax asset valuation allowance and the determination of the value of the Company’s common shares that were issued for obligations. The estimation process requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain. Actual results could differ materially from our estimates.

New Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (R), Share-Based Payment. This Statement eliminates the use of the intrinsic value method described in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. We adopted the provisions of Statement No. 123 (R) on January 1, 2006 when it became a mandatory requirement. The Company does not expect the adoption of this statement to have a material impact on its financial position, results of operations or cash flows.

3.	Oil and Gas Properties

The Company has entered into participation agreements in three exploratory oil and gas properties. Two of these agreements were entered into during the year ended December 31, 2005 and the third was entered into in January 2006. The agreements provide for the

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Notes to the Financial Statements

As of December 31, 2005,
For Each of the Two Years in the Period Ended December 31, 2005 and 2004 and
For the Period From July 25, 2003 (Inception) to December 31, 2005

3.	Oil and Gas Properties, Continued

Company to have working interests in the wells, if they are successful, ranging from 10% to 50%. The Company paid certain amounts upon execution of the agreements, and is obligated to share in the drilling costs of the exploratory wells. In addition, the Company has agreed to issue shares of its common stock based upon the proven reserves of one of the properties.

A description of the oil and gas properties follows.

Big Sand Spring Valley Prospect

The Company acquired a 50% working interest in the property for an initial payment of $667,000 and the obligation for a future payment of $2,000,000 which represents 50% of the initial drilling costs. Subsequently, the Company is obligated to pay 50% of additional drilling costs on this property. In addition, the Company is obligated to issue one million shares of its common stock for each ten million equivalent barrels of net proven oil reserves developed. At December 31, 2005 the Company was not obligated to fund any additional drilling costs nor are there any net proven oil reserves on the property. This participation agreement has a term of ten years.

North Sea Quad 14

The Company acquired a 10% working interest in this property for an initial payment of $90,000 which is designated as payment for 3-D seismic costs. In March 2006, the Company placed a $1.5 million deposit to serve as a cash bond which represents its share of the estimated the $10 million drilling costs of this exploratory well. In addition, the Company is obligated to pay 15% of production testing, completion, and other costs. The test well has not been completed as of December 31, 2005.

North Sea Quad 41 and 42

In January 2006 the Company acquired a 10% working interest in this property for an initial payment of $75,000 which is designated as payment for 3-D seismic costs. In March 2006, Company placed a $1.5 million deposit to serve as a cash bond which represents its share of the estimated $10 million drilling costs of the first exploratory well on this property. In addition, the Company is obligated to pay 15% of the production testing, completion, and other costs.

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Notes to the Financial Statements

As of December 31, 2005,
For Each of the Two Years in the Period Ended December 31, 2005 and 2004 and
For the Period From July 25, 2003 (Inception) to December 31, 2005

4.	Deferred Income Taxes

Significant components of the Company's deferred income tax assets and liabilities at December 31, 2005 are as follows:

2005
Deferred income tax assets (liabilities):
Net operating loss carryforward	$112,000
Valuation allowance	(112,000)

Net deferred income tax asset	-

The Company, based upon its history of losses and management's assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them. The valuation allowance increased by $104,750 during the year ended December 31, 2005.

Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:

			For the
			Period From
	For the	For the	July 25,2003
	Year Ended	Year Ended	(Inception) to
	December 31, 2005	December 31, 2004	December 31, 2005
Tax expense at U.S. statutory rate	(34.0)%	(34.0)%	(34.0)%
Change in valuation allowance	34.0%	34.0%	34.0%
Effective income tax rate	-	-	-

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Notes to the Financial Statements

As of December 31, 2005,
For Each of the Two Years in the Period Ended December 31, 2005 and 2004 and
For the Period From July 25, 2003 (Inception) to December 31, 2005

4.	Deferred Income Taxes, Continued

The Company also has federal net operating loss carryforwards of $ $377,920. The federal net operating loss carryforwards will begin to expire in 2023. A significant portion of the net operating loss carry-forward may not be available to be realized by the Company because of a change in the ownership of the Company's shares of common stock. Due to the uncertainty of its realization and anticipated limitations on the loss carry-forward, a full valuation allowance has been provided for the deferred tax asset.

5.	Commitments and Contingencies

Financial Results, Liquidity and Management's Plan

The Company has incurred net losses for the years ended December 31, 2005 and 2004 and the period from July 25, 2003 (inception) to December 31, 2005 of $329,595, $33,772, and $377,920, respectively. Despite its negative cash flows from operations of $345,599, $33,470, and $391,741 for the years ended December 31, 2005 and 2004 and for the period from July 25, 2003 (inception) to December 31, 2005, respectively, the Company has been able to obtain additional operating capital through private equity funding sources. Management's plans include the continued development and eventual implementation of its business plan. The Company has relied upon equity funding and a loan from a related party since inception.

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

Litigation

The Company is not aware of any litigation matters pending or threatened as of December 31, 2005 that will materially affect the Company's financial statements. The Company may in the future become involved in matters of litigation that the Company considers ordinary routine litigation incidental to the Company's business. The Company's policy is to accrue during a period, as a charge to operations, amounts related to legal matters if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, as required by SFAS No. 5, Accounting for Contingencies.

Drilling Cost Obligations

As discussed in Note 3, the Company is obligated to fund its share of drilling costs related to its participation in three exploratory oil and gas wells. The minimum obligation on these wells is $5 million, none of which has been expended at December 31, 2005.

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Notes to the Financial Statements

As of December 31, 2005,
For Each of the Two Years in the Period Ended December 31, 2005 and 2004 and
For the Period From July 25, 2003 (Inception) to December 31, 2005

5.	Commitments and Contingencies, Continued

Employment Agreement

The Company entered into an employment agreement with its president. This agreement has a term of two years, provides for annual compensation of $60,000 and a signing bonus of $165,000, of which $90,000 has been paid at December 31, 2005. In addition, the Company granted to its president options to purchase 1,443,800 shares of the Company’s common stock at an exercise price of $1.00 per share. The employment agreement also gives the Company the right to repurchase from the president 3,250,000 shares he currently owns upon his termination. The repurchase price is the lesser of the fair market value of the shares on the date the repurchase right is exercised by the Company or $.023 per share.

This repurchase right lapses as follows:

Number of
Date	Shares
May 7, 2006	625,000
November 7, 2006	1,375,000
May 7, 2007	625,000
November 7, 2007	625,000
Total	3,250,000

6.	Loss Per Share

The following is a reconciliation of the number of shares used in the calculation of basic loss per share and diluted loss per share for the years ended December 31, 2005 and December 31, 2004 and for the period from July 25, 2003 (inception) to December 31, 2005:

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Notes to the Financial Statements

As of December 31, 2005,
For Each of the Two Years in the Period Ended December 31, 2005 and 2004 and
For the Period From July 25, 2003 (Inception) to December 31, 2005

6.	Loss Per Share, Continued

			For the Period From July 25, 2003
	December 31,		(Inception) to
	2005	2004	December 31, 2005
Net loss	$(329,595)	$(33,772)	$(377,920)
Weighted-average number of common shares outstanding	47,513,847	48,708,333	44,172,183
Incremental shares from the assumed exercise of dilutive stock options	-	-	-
Diluted common shares outstanding	47,513,847	48,708,333	44,172,183
Net loss per share:
Basic	$(0.007)	$(0.001)	$(0.009)
Diluted	$(0.007)	$(0.001)	$(0.009)

The following securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive:

			For the Period From July 25, 2003
	December 31,		(Inception) to
	2005	2004	December 31, 2005
Options to purchase common stock	1,443,800	-	1,443,800
Warrants to purchase common stock	1,126,000	-	1,126,000

As described in Note 9, in March 2006 the Company issued 11,876,000 shares of its common stock and warrants to purchase 11,876,000 of its common stock. The issuance of these securities will have the effect of reducing net loss per share.

7.	Stock Based Compensation

During the year ended December 31, 2005 the Company granted options to purchase 1,443,800 shares of its common stock to its president. The exercise price of these options is $1.00 per share, which exceeded the market price on the effective date of grant. The options vest at the rate of 240,633 shares at the end of each six-month period from the effective date of grant, and all become exercisable on November 7, 2008. None of these options were exercisable at December 31, 2005.

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Notes to the Financial Statements

As of December 31, 2005,
For Each of the Two Years in the Period Ended December 31, 2005 and 2004 and
For the Period From July 25, 2003 (Inception) to December 31, 2005

7.	Stock Based Compensation Continued

The Company applies APB Opinion No. 25 in accounting for stock options granted to employees and does not recognize compensation expense when the exercise price of the options equals or exceeds the fair value of the shares on the date of grant. FASB Statement No. 123(R) requires pro forma earnings information determined as if employee stock options were accounted for under the fair value method and is disclosed in Note 2.

The weighted average estimated fair value of the stock options granted during the year ended December 31, 2005 was $0.12970 per share. The amount was determined using the Black-Scholes option pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option.

The assumptions used in the Black-Scholes option pricing model for the stock options granted during the one year period ended December 31, 2005 and for the period from July 25, 2003 (inception) to December 31, 2005 were as follows:

	December 31, 2005	December 31 2004	For the Period From July 25, 2003 (Inception) to December 31, 2005
Risk-free interest rate	4.41%	-	4.41%
Expected volatility of common stock	1.01	-	1.01
Dividend yield	$0.00	-	$0.00
Expected life of options	3 years	-	3 years

Weighted average fair market value of options granted	$0.1297	-	$0.1297

8.	Equity Transactions

Common Shares Split

In November 2005 the Company’s Board of Directors approved a 35 for 1 forward split of its issued and outstanding common shares. All capital accounts, historical share amounts, weighted share and loss per share data give effect to this stock split in all periods presented.

Redemption of Common Shares

In November 2005, the officer contributed 23 million common shares to the Company for cancellation. In addition, he received a cash payment for prior services of $75,000 and cancelled all amounts otherwise due.

Sale of Equity Units

In November 2005, the Company sold 1,126,000 equity units through a private placement offering. Each equity unit consisted of one share of the Company’s common stock and one warrant to purchase a share of the Company’s common stock at $1.20 per share. The per equity unit price was $1.00 for aggregate value of $1,126,000. The equity units have a registration rights agreement that require the Company to file a registration statement with the Securities and Exchange Commission covering the shares and shares to be issued upon exercise of the warrants within 90 days of the purchase of the equity units. The registration rights agreement provides for liquidated damages equal to one percent of the proceeds of the unit sales for each thirty day period in which the registration statement is not filed after the 90 day period. The Company has not filed the registration statement within the 90 day period, however the purchasers of the equity units have waived their liquidated damage rights until June 29, 2006.

Sales of Common Shares for Cash

In July 2003 a former officer who at the time was a major shareholder purchased 8,750,000 shares of common stock for $5,000 or $0.00057 per share.

In February 2004 a former member of the Board of Directors and a Company officer purchased 24,500,000 shares of common stock for $35,000 or $0.00143.

Exchange Common Shares for Mining Claims

In July 2003 a former officer who at the time was a major shareholder exchanged mining claims that he had bought for $10,000 for 17,500,000 shares of common stock or $0.00057 per share based upon the fair value of the common stock at that time.

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Notes to the Financial Statements

As of December 31, 2005,
For Each of the Two Years in the Period Ended December 31, 2005 and 2004 and
For the Period From July 25, 2003 (Inception) to December 31, 2005

8.	Equity Transactions, Continued

Warrants

Total warrants issued during the year ended, and outstanding at December 31, 2005	1,126,000
Exercise price per warrant	$1.20
Expiration date	November 6, 2007

The warrants are exercisable at anytime until they expire

Shares Reserved for Future Issuance.

The Company has reserved shares for future issuance upon exercise of outstanding options and warrants as follows:

Options	1,443,800
Warrants	1,126,000
Total at December 31, 2005	2,569,800
Warrants issued in March 2006	11,876,000
Total	14,445,800

These amounts do not include any shares that may have to be issued upon the discovery of net proved reserves in the Nevada oil and gas property.

9.	Subsequent Event

In March 2006, the Company sold 11,876,000 equity units through a private placement offering. Each equity unit consisted of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock at $1.00 per share. The per equity unit price was $0.50 for aggregate value of $5,938,000. The equity units have a registration rights agreement similar to that associated with the equity unit sale in 2005 (see Note 8).

