Form 10KSB/A
period 2005-12-31
Eternal Energy Corp.
filed 2006-05-04
CIK 1282613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
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

A Note About Forward-Looking Statements

This Annual Report on Form 10-KSB/A contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current management's expectations. These statements may be identified by their use of words like "plans", "expect", "aim", "believe", "projects", "anticipate", "intend", "estimate", "will", "should", "could" and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about our business strategy, expenditures, and financial results are forward-looking statements. We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur.

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

During 2005, we expended $90,000 in geological costs related to our participation in a North Sea oil and gas exploration venture. During 2004 we incurred $12,000 in exploration costs related to our mining claims which lapsed during 2005.

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

Liquidity and Capital Resources

As of December 31, 2004, our total assets were $3,858, all of which were current and our total liabilities were $2,183,all of which were current, resulting in working capital of $1,675. As of December 31, 2005, our total assets were $860,509, of which $193,509 are current, and our total liabilities were $62,429, all of which are current, resulting in working capital of $798,080. The increase in total assets is a result of an increase in cash from the sale of our equity units, $667,000 of which was invested in our Nevada oil and gas exploratory project. During the year ended December 31, 2005, the Company sold equity units with net proceeds of $1,126,000 and in March 2006 sold equity units with net proceeds of $5,938,000. Each of these equity unit sales consisted of one share of our common stock and a warrant to purchase one share of our common. The warrant exercise price of the warrants sold in 2005 was $1.20 per share and the warrant exercise price of the warrants sold in March 2006 is $1.00 per share

Despite our negative cash flows from operation of $345,599 and $33,470 for the years ended December 31, 2005 and 2004, respectively, and our minimum drilling costs associated with our oil and gas exploration participations of $5 million, we have been able to obtain additional operating capital through private equity funding sources. Management's plan includes the continued development and eventual implementation of our business plan. We have relied upon equity funding since inception.

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

Employment Agreements

On December 9, 2005, the Company entered into an Employment Agreement with Bradley M. Colby, in connection with Mr. Colby’s appointment as the Company’s President, Chief Executive Officer, Treasurer, Chief Financial Officer and Secretary, which agreement has an effective date of November 7, 2005. The Employment Agreement provides that Mr. Colby is entitled to a signing bonus of $125,000, payable directly to him or on his behalf, and an annual salary of $60,000. In addition, Mr. Colby was granted an option to purchase 1,443,800 shares of the Company’s common stock at a per share exercise price of $1.00, which option will vest in an equal amount every six months over a period of three years. The Employment Agreement, which has a two-year term, also provides that all of the shares of the Company’s common stock held of record or beneficially by Mr. Colby are subject to a repurchase right in favor of the Company as follows. First, with respect to the 2,500,000 shares held of record by Mr. Colby, 25% of such shares will be released from the repurchase right at the beginning of every six-month period beginning on the effective date of the Employment Agreement such that all of such shares will be released from the repurchase right at the end the two-year anniversary of the effective date of the Employment Agreement. Second, with respect to the 750,000 shares held beneficially by Mr. Colby, 100% of such shares will be released from the repurchase right at the one-year anniversary of the effective date of the Employment Agreement. Mr. Colby disclaims beneficial ownership to the 750,000 shares, which are held of record by five members of his immediate family. The Employment Agreement also imposes certain transfer restrictions on all of these shares, which are in addition to those imposed by applicable federal and state securities laws. In the event that Mr. Colby’s employment is terminated by the Company without cause or for good reason, then Mr. Colby will be entitled to a severance payment equal to one year of his salary, any unvested portion of his option will vest in full immediately and the repurchase right will terminate immediately with respect to all of the 3,250,000 shares held by Mr. Colby.

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

Date: May 3, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bradley M. Colby	President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director	May 3, 2006
Bradley M. Colby	(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

/s/ John Anderson	Director	May 3, 2006
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

