Form 10QSB
period 2006-03-31
Eternal Energy Corp.
filed 2006-05-15
CIK 1282613

As filed with the Securities and Exchange Commission on May 15, 2006
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal quarter ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________to _____________

Commission File No. 000-50906

ETERNAL ENERGY CORP.
(Exact Name of Small Business Issuer in its Charter)

Nevada	20-0237026
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2120 West Littleton Blvd., Suite 300
Littleton, Colorado
(Address and telephone number of Principal Executive Offices)

(303) 385-1230
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

Number of shares outstanding as of the close of business on May 8, 2006:

TITLE OF CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.001 par value.	41,520,000

Transitional Small Business Disclosure Format (Check one): Yes ☐              No   ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Financial Statements of Eternal Energy Corp. (formerly Golden Hope Resources Corp.) (A Company in the Development Stage):

Balance Sheet as of March 31, 2006	2

Statements of Operations For Each of the Three Month Periods Ended March 31, 2006 and 2005 and for the Period from July 25, 2003 (Inception) to March 31, 2006	3

Statements of Cash Flows For Each of the Three-Month Periods Ended March 31, 2006 and 2005 and for the Period From July 25, 2003 (Inception) to March 31, 2006	4

Notes to the Financial Statements	5

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Balance Sheet

March 31, 2006

ASSETS
Current assets:
Cash	$2,951,113
Prepaid compensation	55,625
Total current assets	3,006,738
Oil and gas properties	667,000
Deposits - future drilling costs	3,000,000
Total assets	$6,673,738
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$603
Accrued payroll-related costs	34,769
Loans payable	50,000
Total current liabilities	85,372
Commitments and contingencies
Stockholders' equity:
Common stock, $.001 par value, 875,000,000 shares authorized, 40,752,000 shares issued and outstanding	40,752
Additional paid-in capital	7,085,511
Deficit accumulated during the development stage	(537,897)
Total stockholders' equity	6,588,366
Total liabilities and stockholders' equity	$6,673,738

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Statements of Operations

For Each of the Three-Month Periods Ended March 31, 2006 and 2005 and
For the Period From July 25, 2003 (Inception) to March 31, 2006

	For the Three-Month Period Ended March 31,		For the Period From July 25, 2003 (Inception) to
	March 31, 2006	March 31, 2005	March 31, 2005
Operating expenses:
Exploration costs	$75,000	-	$189,600
General and administrative	83,622	$1,012	233,030
Professional fees	1,355	-	115,292
Total operating loss	(159,977)	(1,012)	(537,922)
Interest income	-	12	25
Net loss	$(159,977)	$(1,000)	$(537,897)
Net loss per common share - basic and diluted	$(0.005)	$0.000	$(0.013)
Weighted average number of shares outstanding - basic and diluted	29,970,956	50,750,000	42,838,750

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Statements of Cash Flows

For Each of the Three-Month Periods Ended March 31, 2006 and 2005 and
For the Period From July 25, 2003 (Inception) to March 31, 2006

	For the Three-Month Period Ended March 31,		For the Period From July 25, 2003 (Inception) to
	March 31, 2006	March 31, 2005	March 31, 2005
Cash flows provided by (used in) operating activities:
Net loss	$(159,977)	$(1,000)	$(537,897)
Adjustments to reconcile net loss to net cash used by operating activities:
Non cash transactions:
Stock-based compensation	12,288	-	12,288
Changes in operating assets and liabilities:
Decrease in prepaid compensation	20,625	-	(55,625)
Increase in deposits	(3,000,000)	-	(3,000,000)
Increase in accounts payable and accrued liabilities	(17,784)	-	603
Increase in loans payable	50,000	-	50,000
Increase (decrease) in accrued payroll-related costs	(9,273)	-	34,769
Net cash used in operating activities	(3,104,121)	(1,000)	(3,495,862)
Cash flows used in investing activities:
Additions to oil and gas properties	-	-	(667,000)
Net cash used in investing activities	-	-	(667,000)
Cash flows provided by financing activities:
Proceeds from issuance of common stock and warrants	5,937,975	-	7,113,975
Net cash provided by financing activities	5,937,975	-	7,113,975
Net increase in cash	2,833,854	(1,000)	2,951,113
Cash - beginning of period	117,259	3,858	-
Cash - end of period	$2,951,113	$2,858	$2,951,113
Supplemental Disclosure of Cash Flow Information
Cash paid during the three-month period for:
Interest	-	-	-
Income taxes	-	-	-

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Notes to the Financial Statements

As of March 31, 2006,
For Each of the Three-Month Periods Ended March 31, 2006 and 2005 and
For the Period From July 25, 2003 (Inception) to March 31, 2006

1. Interim Presentation

The accompanying condensed interim financial statements as of March 31, 2006 and for the three-month periods ended March 31, 2006 and 2005 and for the period from July 25, 2003 (inception) to March 31, 2006 are unaudited. In the opinion of management, such condensed financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the financial position and the results of operations. The results of operations for the three-month periods ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the Company's annual report on Form 10-KSB as of December 31, 2005.

2.  Description of Business and Development Stage Operations

Eternal Energy Corp. (formerly Golden Hope Resources Corp.) (the "Company") was incorporated in the state of Nevada in March 2003. The Company's business plan is to develop and engage in the acquisition, exploration and development of natural resource properties. At March 31, 2006, the Company has entered into participation agreements related to oil and gas exploration projects in the Big Sand Spring Valley Prospect located in Nye County, Nevada and UKCS Quads 14, 41 and 42 located in the North Sea. In April 2006, the Company's participation agreement in Nevada was expanded to include the Cherry Creek Prospect, also in Nevada. The Company's mining claims in British Columbia lapsed during 2005.

3. Summary of Significant Accounting Policies

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Development Stage Operations

The Company is considered a development stage company in accordance with Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 7, Accounting and Reporting by Development Stage Enterprises. Its operations have been limited to general administrative operations and a limited amount of exploration, and it has incurred losses totaling $537,897 for the period from July 25, 2003 (inception) to March 31, 2006 and has minimum future drilling obligations of $5 million as of March 31, 2006. The Company has on deposit $3 million to be used against these future minimum drilling costs.

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Notes to the Financial Statements

As of March 31, 2006,
For Each of the Three-Month Periods Ended March 31, 2006 and 2005 and
For the Period From July 25, 2003 (Inception) to March 31, 2006

3. Summary of Significant Accounting Policies, Continued

Concentration of Credit Risk

At March 31, 2006, $2,937,787 was held in the trust account of the Company's legal counsel, and therefore may not be subject to FDIC insurance. The Company believes this credit risk is mitigated due to the financial strength of the law firm and the restrictions placed upon the trust account balances by the California State Bar Association.

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

At March 31, 2006, all of the Company’s investments in oil and gas properties are in the exploration stage, and therefore are not subject to the ceiling test.

Geological and geophysical costs are expensed as incurred.

Fair Value of Financial Instruments

In accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, the Company has determined the estimated fair value of its financial instrument using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current liabilities approximates their carrying values due to their short-term maturity.

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Notes to the Financial Statements

As of March 31, 2006,
For Each of the Three-Month Periods Ended March 31, 2006 and 2005 and
For the Period From July 25, 2003 (Inception) to March 31, 2006

3. Summary of Significant Accounting Policies, Continued

Accounting for Stock-Based Employee Compensation

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payment. This pronouncement amends SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). SFAS No. 123(R) requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. The Company adopted SFAS No. 123(R) on January 1, 2006, using the modified prospective method and, accordingly, have not restated the consolidated statements of operations for periods prior to January 1, 2006. Under SFAS No. 123(R), the Company is required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in our consolidated statements of operations over the service period that the awards are expected to vest. As permitted under SFAS No. 123(R), the Company has elected to recognize compensation cost for all options with graded vesting on a straight-line basis over the vesting period of the entire option.

Prior to January 1, 2006, the Company accounted for stock-based compensation, as permitted by SFAS No. 123 under the intrinsic value method described in APB No. 25. Under the intrinsic value method, no stock-based employee compensation cost is recorded when the exercise price is equal to, or higher than, the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation, using the straight-line method, for the following periods.

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Notes to the Financial Statements

As of March 31, 2006,
For Each of the Three-Month Periods Ended March 31, 2006 and 2005 and
For the Period From July 25, 2003 (Inception) to March 31, 2006

3. Summary of Significant Accounting Policies, Continued

Accounting for Stock-Based Employee Compensation, Continued

	For the Three-Month Period Ended March 31, 2005	For the Period From July 25, 2003 (Inception) to March 31, 2005
Net loss, as reported	$(1,000)	$(537,897)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	-	(9,159)
Pro forma net loss	(1,000)	547,056
Loss per share:
Basic and diluted - as reported	0.000	$(0.013)
Basic and diluted - pro forma	0.000	$(0.013)

Stock Split

In November 2005, the Company forward split its outstanding common shares 35 for 1. All capital accounts, historical share amounts, weighted average share, and loss per share have been restated as if this forward split occurred at inception.

Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed in the same way as basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2006, the Company had outstanding stock options and warrants that can be converted into 14,945,800 shares of common stock. The options and warrants would have an anti-dilutive effect and, therefore, are not included in diluted loss per share.

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Notes to the Financial Statements

As of March 31, 2006,
For Each of the Three-Month Periods Ended March 31, 2006 and 2005 and
For the Period From July 25, 2003 (Inception) to March 31, 2006

3. Summary of Significant Accounting Policies, Continued

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

4.  Oil and Gas Properties

The Company has entered into participation agreements in three exploratory oil and gas properties. Two of these agreements were entered into during the year ended December 31, 2005 and the third was entered into in January 2006. The agreements provide for the Company to have working interests in the wells, if they are successful, ranging from 10% to 50%. The Company paid certain amounts upon execution of the agreements, and is obligated to share in the drilling costs of the exploratory wells. In addition, the Company has agreed to issue shares of its common stock based upon the proven reserves of one of the properties. A description of the oil and gas properties follows.

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Notes to the Financial Statements

As of March 31, 2006,
For Each of the Three-Month Periods Ended March 31, 2006 and 2005 and
For the Period From July 25, 2003 (Inception) to March 31, 2006

4.  Oil and Gas Properties, Continued

Big Sand Spring Valley and Cherry Creek Prospect

The Company acquired a 50% working interest in these properties for an initial payment of $667,000 and the obligation for a future payment of $2,000,000 which represents 50% of the initial drilling costs. Subsequently, the Company is obligated to pay 50% of additional drilling costs on this property. In addition, the Company is obligated to issue one million shares of its common stock for each ten million equivalent barrels of net proven oil reserves developed on the Big Sand Spring Valley Prospect. At March 31, 2006 the Company was not obligated to fund any additional drilling costs nor are there any net proven oil reserves on these properties. This participation agreement has a term of ten years.

North Sea Quad 14

The Company acquired a 10% working interest in this property for an initial payment of $90,000 which is designated as payment for 3-D seismic costs. In March 2006, the Company placed a $1.5 million deposit to serve as a cash bond which represents its share of the estimated the $10 million drilling costs of this exploratory well. In addition, the Company is obligated to pay 15% of production testing, completion, and other costs. The test well has not been completed as of March 31, 2006.

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

5. Deferred Income Taxes

There is no current or deferred income tax provision due to the Company's historical losses and valuation allowance.

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Notes to the Financial Statements

As of March 31, 2006,
For Each of the Three-Month Periods Ended March 31, 2006 and 2005 and
For the Period From July 25, 2003 (Inception) to March 31, 2006

6. Commitments and Contingencies

Financial Results, Liquidity and Management's Plan

The Company has incurred net losses for the three-month periods ended March 31, 2006 and 2005 and for the period from July 25, 2003 (inception) to March 31, 2006 of $(159,977), $(1,000), and $(537,897), respectively. Despite its negative cash flows from operations of $(3,104,121), $(1,000), and $(3,495,862) for the three-month periods ended March 31, 2006 and 2005 and for the period from July 25, 2003 (inception) to March 31, 2006, respectively, the Company has been able to obtain additional operating capital through private equity funding sources. During the three-month period ended March 31, 2006, the Company had $2,951,113 in cash on hand, but Management's plans include the continued development and implementation of its business plan including a minimum payment of $2,000,000 for the Company's portion of future drilling costs. The Company has as of yet not recognized any revenue nor have any of its planned drilling projects commenced, and it is still in the developemental phase. The Company has relied upon equity funding and a loan from a related party since inception.

Litigation

The Company is not aware of any litigation matters pending or threatened as of March 31, 2006 that will materially affect the Company's financial statements. The Company may in the future become involved in matters of litigation that the Company considers ordinary routine litigation incidental to the Company's business. The Company's policy is to accrue during a period, as a charge to operations, amounts related to legal matters if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, as required by SFAS No. 5, Accounting for Contingencies.

Drilling Cost Obligations

As discussed in Note 4, the Company is obligated to fund its share of drilling costs related to its participation in three exploratory oil and gas wells. The minimum obligation on these wells is $5 million, none of which has been expended at March 31, 2006. The Company has made deposits of $3 million to be used for these future drilling costs.

Employment Agreement

The Company entered into an employment agreement with its president. This agreement has a term of two years, provides for annual compensation of $60,000 and a signing bonus of $90,000 has been paid at March 31, 2006. In addition, the Company granted to its president options to purchase 1,443,800 shares of the Company’s common stock at an exercise price of $1.00 per share. The employment agreement also gives the Company the right to repurchase from the president 3,250,000 shares he currently owns upon his termination. The repurchase price is the lesser of the fair market value of the shares on the date the repurchase right is exercised by the Company or $.023 per share.

This repurchase right lapses as follows:

Date	Number of Shares
May 7, 2006	625,000
November 7, 2006	1,375,000
May 7, 2007	625,000
November 7, 2007	625,000
Total	3,250,000

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Notes to the Financial Statements

As of March 31, 2006,
For Each of the Three-Month Periods Ended March 31, 2006 and 2005 and
For the Period From July 25, 2003 (Inception) to March 31, 2006

7. Loss Per Share

The following is a reconciliation of the number of shares used in the calculation of basic loss per share and diluted loss per share for each of the three-month periods ended March 31, 2006 and 2005 and for the period from July 25, 2003 (inception) to March 31, 2006:

			For the Period From July 25, 2003
	For the Three-Month Period Ended March 31,
	(Inception) to
	March 31, 2006	March 31, 2005	March 31, 2005
Net loss	$(159,977)	$(1,000)	$(537,897)
Weighted-average number of common shares outstanding	29,970,956	50,750,000	42,838,750
Incremental shares from the assumed exercise of dilutive stock options	-	-	-
Diluted common shares outstanding	29,970,956	50,750,000	42,838,750
Net loss per share:
Basic	$(0.005)	$0.000	$(0.013)
Diluted	$(0.005)	$0.000	$(0.013)

The following securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive:

			For the Period From July 25, 2003
	For the Three-Month Period Ended March 31,
	(Inception) to
	March 31, 2006	March 31, 2005	March 31, 2005
Options to purchase common stock	1,943,800	-	1,943,800
Warrants to purchase common stock	13,002,000	-	13,002,000

8.  Stock Based Compensation

In November 2005, the Company granted options to purchase 1,443,800 shares of its common stock to its president. The exercise price of these options is $1.00 per share, which exceeded the market price on the effective date of grant. The options vest at the rate of 240,633 shares at the end of each six month period from the effective date of grant, and all become exercisable on November 7, 2008. None of these options were exercisable at March 31, 2006.

8.  Stock Based Compensation Continued

In February 2006, the Company granted options to purchase 500,000 shares of its common stock to a director. The exercise price of these options is $1.00 per share. The market price on the effective date of grant was $1.19. The Company recognized $12,288 as compensation expense during the three-month period ended March 31, 2006. The options vest at the rate of 83,333 shares at the end of each six month period from the effective date of grant, and all become exercisable on February 27, 2009. None of these options were exercisable at March 31, 2006.

The weighted average estimated fair value of the stock options granted during the three-month period ended March 31, 2006 was $0.80 per share. The amount was determined using the Black-Scholes option pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option.

The assumptions used in the Black-Scholes option pricing model for the stock options granted during the three-month period ended March 31, 2006 and for the period from July 25, 2003 (inception) to March 31, 2006 were as follows:

			For the Period From July 25, 2003
	For the Three-Month Period Ended March 31,
	(Inception) to
	March 31, 2006	March 31, 2005	March 31, 2005
Risk-free interest rate	4.60%	-	4.41% - 4.60%
Expected volatility of common stock	1.01	-	1.01
Dividend yield	$0.00	-	$0.00
Expected life of options	3 years	-	3 years
Weighted average fair market value of options granted	$0.8043	-	$0.3032

9. Equity Transactions

Sale of Equity Units

In March 2006, the Company sold 11,876,000 equity units through a private placement offering. Each equity unit consisted of one share of the Company’s common stock and one warrant to purchase a share of the Company’s common stock at $1.00 per share. The per equity unit price was $0.50 for an aggregate value of $5,937,975. The equity units have a registration rights agreement that require the Company to file a registration statement with

9. Equity Transactions, Continued

Sale of Equity Units, Continued

the Securities and Exchange Commission covering the shares and shares to be issued upon exercise of the warrants within 90 days of the purchase of the equity units. The registration rights agreement provide for liquidated damages equal to one percent of the proceeds of the unit sales for each thirty day period in which the registration statement is not filed after the 90 day period.

Shares Reserved for Future Issuance

The Company has reserved shares for future issuance upon exercise of outstanding options and warrants as follows:

Options	1,943,800
Warrants	13,002,000
Total at March 31, 2006	14,945,800

These amounts do not include any shares that may have to be issued upon the discovery of net proved reserves in the Nevada oil and gas property.

Item 2. Management’s Discussion and Analysis

THE FOLLOWING PRESENTATION OF OUR MANAGEMENT'S DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT.

A Note About Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current management's expectations. These statements may be identified by their use of words like "plans", "expect", "aim", "believe", "projects", "anticipate", "intend", "estimate", "will", "should", "could" and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about our business strategy, expenditures, and financial results are forward-looking statements. We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur.

Actual results could differ materially from those in the forward looking statements due to a number of uncertainties including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions, further changes in our business direction or strategy; competitive factors, oil and gas exploration uncertainties, and an inability to attract, develop, or retain technical, consulting, managerial, agents, or independent contractors. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report. except as required by law, we are not obligated to release publicly any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

Overview of the Company

We are a start-up, development stage company and have not yet generated or realized any revenues from our business operations. During the fourth quarter 2005, we changed our name from Golden Hope Resources, Inc. to Eternal Energy Corp., and changed our business plan to focus on the exploration for oil and gas resources. We changed our management, raised through March 31, 2006 $7,064,000 through the private placement of shares of our common stock and warrants to purchase shares of common stock, and invested in three oil and gas exploration ventures.

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

Results of Operations for the Three Month Periods Ended March 31, 2006 and 2005

From inception to March 31, 2006, we had a loss of $537,897.  Of this amount, $159,977 was generated in the three month period ended March 31, 2006 and $294,891 was generated during the fourth quarter of 2005.

Operating expenses increased from $1,012 for the three month period ended March 31, 2005 to $159,977 for the comparable period in 2006. An analysis of the increases in the operating expenses and the relevant components is set forth below.

During the three month period in 2006, we expended $75,000 in geological costs related to our participation in a North Sea oil and gas exploration venture. We had no comparable costs during the three month period in 2005.

General and administrative expenses increased from $21,012 in the three month period ended March 31, 2005 to $83,622 in the same period in 2006. These costs include payroll costs related to our new officer of $37,109 and the amortization of the value of options granted to a director in February 2006 of $12,288. We incurred travel costs related to our investments in the North Sea exploration programs of $26,330. The balance of these expenses relate to office related costs. Professional fees were $1,355 during the three month period in 2006. We incurred no professional fees during the three month period in 2005.

Liquidity and Capital Resources

As of March 31, 2006, our total assets were $6,673,738, which included cash balances of $2,951,113. Our total liabilities were $85,372,all of which were current, resulting in working capital of $2,921,366. As of December 31, 2005, our total assets were $860,509, of which $193,509 are current, and our total liabilities were $62,429, all of which are current, resulting in working capital of $798,080. The increase in total assets is a result of an increase in cash from the sale of our equity units, $3 million of which was deposited to be used for future drilling costs in our North Sea oil and gas exploratory projects. During the year ended December 31, 2005, the Company sold equity units with net proceeds of $1,126,000 and in March 2006 sold equity units with net proceeds of $5,938,000. Each of these equity unit sales consisted of one share of our common stock and a warrant to purchase one share of our common. The warrant exercise price of the warrants sold in 2005 was $1.20 per share and the warrant exercise price of the warrants sold in March 2006 is $1.00 per share.

Despite our negative cash flows from operation of $3,104,121 and $1,000 for the three month periods ended March 31, 2006 and 2005, respectively, and our minimum drilling costs associated with our oil and gas exploration participations of $2 million, net of the $3 million we currently have on deposit, we have been able to obtain additional operating capital through private equity funding sources. Management's plan includes the continued development and eventual implementation of our business plan. We have relied upon equity funding since inception.

As of the date of this Quarterly Report, we have yet to generate any revenues from our business operations.

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

Off-Balance Sheet Arrangements.

We have no off balance sheet arrangements at March 31, 2006.

Current Conditions

In November 2005, we entered an oil and gas exploration participation agreement related to the drilling of an exploratory wells on two sites in Nevada. Our initial payment on the agreement was $667,000 and we are obligated to participate in future drilling costs on these projects of at least $2 million. We are obligated to issue one million shares of our common stock for each ten million equivalent net barrels of proved reserves developed on one of these sites.

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

10.1
Letter Agreement by and between Eternal Energy Corp. and International Frontier Resources Corporation Relating to Quad 41 and Quad 42 dated January 30, 2006 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 3, 2006).

10.2
Amended and Restated Letter Agreement by and between Eternal Energy Corp. and International Frontier Resources Corporation Relating to Quad 14 dated January 30, 2006 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 3, 2006).

10.3
Finder’s Fee Agreement by and between Eternal Energy Corp. and Taverham Company Ltd. dated January 30, 2006 (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on February 3, 2006).

10.4		Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 8, 2006).

10.5		Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on March 8, 2006).

10.6		Registration Rights Agreement (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on March 8, 2006).

31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

*Filed with this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETERNAL ENERGY CORP.
(Registrant)

May 15, 2006	By:	/s/ BRADLEY M. COLBY
Bradley M. Colby President, Chief Executive Officer, Secretary, Treasurer, and Chief Financial Officer