Form 10QSB/A
period 2006-03-31
Eternal Energy Corp.
filed 2006-08-23
CIK 1282613

As filed with the Securities and Exchange Commission on August 22, 2006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal quarter ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________________ to ________________

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

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Index to the Financial Statements

As of March 31, 2006,
For Each of the Three-Month Periods Ended March 31, 2006 and 2005 and
For the Period From July 25, 2003 (Inception) to March 31, 2006

Financial Statements of Eternal Energy Corp. (formerly Golden Hope Resources Corp.) (A Company in the Development Stage):

Balance Sheet as of March 31, 2006	1

Statements of Operations For Each of the Three Month Periods Ended March 31, 2006 and 2005 and for the Period from July 25, 2003 (Inception) to March 31, 2006	2

Statements of Cash Flows For Each of the Three-Month Periods Ended March 31, 2006 and 2005 and for the Period From July 25, 2003 (Inception) to March 31, 2006	3

Notes to the Financial Statements	5

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Balance Sheet

For Each of the Three-Month Periods Ended March 31, 2006 and 2005 and
For the Period From July 25, 2003 (Inception) to March 31, 2006

ASSETS
Restated
Current assets:
Cash	$2,947,513
Prepaid compensation	55,625
Total current assets	3,003,138
Oil and gas properties	832,000
Deposits - future drilling costs	3,000,000
Total assets	$6,835,138

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$603
Accrued payroll-related costs	34,769
Loans payable	50,000
Warrant derivative liability	9,575,998
Total current liabilities	9,661,370

Commitments and contingencies

Stockholders' deficit
Common stock, $.001 par value, 875,000,000 shares authorized, 42,350,000 shares issued and outstanding	40,752
Additional paid-in capital	1,418,887
Deficit accumulated during the development stage	(4,285,871)
Total stockholders' deficit	(2,826,232)
Total liabilities and stockholders' deficit	$6,835,138

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Statement of Operations

For Each of the Three-Month Periods Ended March 31, 2006 and 2005 and
For the Period From July 25, 2003 (Inception) to March 31, 2006

	For the Three-Month Period Ended		For the Period From July 25, 2003 (Inception) to
	March 31, 2006	March 31, 2005	March 31, 2006
	Restated		Restated
Operating expenses:	—	—
Exploration costs			$24,600
General and administrative	$87,222	$1,012	236,630
Professional fees	1,355	—	3,909,374
Loss on warrant derivative	3,918,832	—	3,909,374
Total operating loss	(4,007,409)	(1,012)	(4,285,896)
Interest income	—	12	25
Net loss	$(4,007,409)	$(1,000)	$(4,285,871)
Net loss per common share - basic and diluted	$(0.13)	$0.00	$(0.10)
Weighted average number of shares outstanding - basic and diluted	29,970,956	50,750,000	42,838,750

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Statements of Cash Flows

For Each of the Three-Month Periods Ended March 31, 2006 and 2005 and
For the Period From July 25, 2003 (Inception) to March 31, 2006

	For the Three-Month Period Ended		For the Period From July 25, 2003 (Inception) to
	March 31, 2006	March 31, 2005	March 31, 2006
	Restated		Restated
Cash flows provided by (used in) operating activities:
Net loss	$(4,007,409)	$(1,000)	$(4,285,871)
Adjustments to reconcile net loss to net cash used by operating activities:
Non cash transactions:
Stock-based compensation	12,288	—	12,288
Loss on derivatives	3,918,832	—	3,909,374
Changes in operating assets and liabilities:
Decrease in prepaid compensation	20,625	—	(55,625)
Increase in accounts payable and accrued liabilities	(17,784)	—	603
Increase in loans payable	50,000	—	50,000
Increase (decrease) in accrued payroll-related costs	(9,273)	—	34,769
Net cash used in operating activities	(32,721)	(1,000)	(334,462)
Cash flows used in investing activities:
Increase in drilling deposits	(3,000,000)		(3,000,000)
Additions to oil and gas properties	(75,000)		(832,000)
Net cash used in investing activities	(3,075,000)		(3,832,000)
Cash flows provided by financing activities:
Proceeds from issuance of common stock and warrants	5,937,975		7,113,975
Net cash provided by financing activities	5,937,975		7,113,975
Net increase in cash	2,830,254	(1,000)	2,947,513
Cash - beginning of period	117,259	3,858	—
Cash - end of period	$2,947,513	$2,858	$2,947,513

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Statements of Cash Flows

For Each of the Three-Month Periods Ended March 31, 2006 and 2005 and
For the Period From July 25, 2003 (Inception) to March 31, 2006

	For the Three-Month Period Ended		For the Period From July 25, 2003 (Inception) to
	March 31, 2006	March 31, 2005	March 31, 2006
Supplemental Disclosure of Cash Flow Information
Cash paid during the three-month period for:
Interest	—	—	—
Income taxes	—	—	—

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Notes to the Financial Statements

As of March 31, 2006,
For Each of the Three-Month Periods Ended March 31, 2006 and 2005 and
For the Period From July 25, 2003 (Inception) to March 31, 2006

1. Interim Presentation

The accompanying condensed interim financial statements as of March 31, 2006 and for the three-month periods ended March 31, 2006 and 2005 and for the period from July 25, 2003 (inception) to March 31, 2006 are unaudited. In the opinion of management, such condensed financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the financial position and the results of operations. The results of operations for the three-month periods ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the Company's annual report on Form 10-KSB/A as of December 31, 2005.

2. Correction of Errors

The accompanying financial statements as of March 31, 2006 and for the three month period then ended have been restated to reflect the correction of errors made in the recordation of certain oil and gas exploration costs and of warrants to purchase shares of common stock that have registration rights. These errors had no effect on the financial statements of March 31, 2005. Details of these corrections are as follows:

Increase in oil and gas properties	$75,000
Increase in warrant derivative liability	$(5,581,724)
Decrease in additional paid in capital	$5,581,724
Decrease in exploration costs	$(75,000)
Loss on warrant derivatives	$3,918,832

The effects of similar adjustments to transactions that occurred prior to December 31, 2005 and the effect of the adjustments at December 31, 2005, March 31, 2006 and for the three-month period ended March 31, 2006 are as follows:

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Notes to the Financial Statements

As of March 31, 2006,
For Each of the Three-Month Periods Ended March 31, 2006 and 2005 and
For the Period From July 25, 2003 (Inception) to March 31, 2006

2. Correction of Errors, Continued

	Increase (Decrease)
	Previously	December 31,	March 31,
	Reported	2005	2006	Restated
Cash	$2,951,113	—	—	$2,951,113
Prepaid compensation	55,625	—	—	55,625
Total current assets	3,006,738	—	—	3,006,738
Oil and gas properties	667,000	$90,000	$75,000	832,000
Deposits	3,000,000	—	—	3,000,000
Total assets	$6,673,738	$90,000	$75,000	$6,838,738
Accounts payable and accrued liabilities	$603	—	—	$603
Accrued officer's payroll	34,769	—	—	34,769
Loan payable	50,000	—	—	50,000
Warrant derivative liability		$75,442	$9,500,556	9,575,998
Total current liabilities	85,372	75,442	9,500,556	9,661,370
Common stock	40,752	—	—	40,752
Additional paid-in capital	7,085,511	(84,900)	(5,581,724)	1,418,887
Accumulated deficit	(537,897)	99,458	(3,843,832)	(4,282,271)
Total shareholders' equity (deficit)	6,588,366	14,558	(9,425,556)	(2,822,632)
Total liabilities and shareholders' deficit	$6,673,738	$90,000	$75,000	$6,838,738

The effect of these corrections was to increase net loss for the three month period ended March 31, 2006 by $3,768,832 ($0.12 per share) and decrease shareholders’ equity by $9,425,556.

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Notes to the Financial Statements

As of March 31, 2006,
For Each of the Three-Month Periods Ended March 31, 2006 and 2005 and
For the Period From July 25, 2003 (Inception) to March 31, 2006

3.  Description of Business and Development Stage Operations

Eternal Energy Corp. (formerly Golden Hope Resources Corp.) (the "Company") was incorporated in the state of Nevada in March 2003. The Company's business plan is to develop and engage in the acquisition, exploration and development of natural resource properties. At March 31, 2005, the Company has entered into participation agreements related to oil and gas exploration projects in the Big Sand Spring Valley Prospect located in Nye County, Nevada and UKCS Quads 14, 41 and 42 located in the North Sea. In April 2006, the Company's participation agreement in Nevada was expanded to include the Cherry Creek Prospect, also in Nevada. The Company's mining claims in British Columbia lapsed during 2005.

4. Summary of Significant Accounting Policies

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Development Stage Operations

The Company is considered a development stage company in accordance with Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 7, Accounting and Reporting by Development Stage Enterprises. Its operations have been limited to general administrative operations and a limited amount of exploration, and it has incurred losses totaling $4,285,871 (including warrant derivative loss of $3,909,374) for the period from July 25, 2003 (inception) to March 31, 2006 and has minimum future drilling obligations of $5 million as of March 31, 2006. The Company has on deposit $3 million to be used against these future minimum drilling costs.

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Notes to the Financial Statements

As of March 31, 2006,
For Each of the Three-Month Periods Ended March 31, 2006 and 2005 and
For the Period From July 25, 2003 (Inception) to March 31, 2006

4. Summary of Significant Accounting Policies, Continued

Concentration of Credit Risk

At March 31, 2006, $2,937,787 was held in the trust account of the Company's legal counsel, and therefore may not be subject to FDIC insurance. The Company believes this credit risk is mitigated due to the financial strength of the law firm and the restrictions placed upon the trust account balances by the California State Bar Association. These funds are available to the Company at March 31, 2006.

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
For Each of the Three-Month Periods Ended March 31, 2006 and 2005 and
For the Period From July 25, 2003 (Inception) to March 31, 2006

4. Summary of Significant Accounting Policies, Continued

Accounting for Stock-Based Employee Compensation

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payment. This pronouncement amends SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS No. 123) and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). SFAS No. 123(R) requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. The Company adopted SFAS No. 123(R) on January 1, 2006, using the modified prospective method and, accordingly, have not restated the consolidated statements of operations for periods prior to January 1, 2006. Under SFAS No. 123(R), the Company is required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in our consolidated statements of operations over the service period that the awards are expected to vest. As permitted under SFAS No. 123(R), the Company has elected to recognize compensation cost for all options with graded vesting on a straight-line basis over the vesting period of the entire option.

Prior to January 1, 2006, the Company accounted for stock-based compensation, as permitted by SFAS No. 123 under the intrinsic value method described in APB No. 25. Under the intrinsic value method, no stock-based employee compensation cost is recorded when the exercise price is equal to, or higher than, the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation, using the straight-line method, for the stated periods.

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Notes to the Financial Statements

As of March 31, 2006,
For Each of the Three-Month Periods Ended March 31, 2006 and 2005 and
For the Period From July 25, 2003 (Inception) to March 31, 2006

4. Summary of Significant Accounting Policies, Continued

Accounting for Stock-Based Employee Compensation, Continued

	For the Three-Month Period Ended March 31, 2006	For the Period From July 25, 2003 (Inception) to March 31, 2006
Net loss, as reported	$(4,007,409)	$(4,285,871)
Total stock -based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(15,605)	(24,764)
Pro forma net loss	(4,023,014)	(4,310,635)
Loss per share:
Basic and diluted - as reported	$(0.13)	$(0.01)
Basic and diluted - pro forma	$(0.14)	$(0.10)

There were no stock options granted or outstanding at March 31, 2005.

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

5.  Oil and Gas Properties

The Company has entered into participation agreements in three exploratory oil and gas properties. Two of these agreements were entered into during the year ended December 31, 2005 and the third was entered into in January 2006. The agreements provide for the Company to have working interests in the wells, if they are successful, ranging from 10% to 50%. The Company paid certain amounts upon execution of the agreements and is obligated to share in the drilling costs of the exploratory wells. In addition, the Company has agreed to issue shares of its common stock based upon the proven reserves of one of the properties. A description of the oil and gas properties follows.

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Notes to the Financial Statements

As of March 31, 2006,
For Each of the Three-Month Periods Ended March 31, 2006 and 2005 and
For the Period From July 25, 2003 (Inception) to March 31, 2006

5.  Oil and Gas Properties, Continued

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

North Sea Quad 14

The Company acquired a 10% working interest in this property for an initial payment of $90,000 which is designated as payment for 3-D seismic costs. In March 2006, the Company placed a $1.5 million deposit to serve as a cash bond which represents its share of the estimated $10 million drilling costs of this exploratory well. In addition, the Company is obligated to pay 15% of production testing, completion, and other costs. The test well has not been completed as of March 31, 2006.

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

6. Deferred Income Taxes

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
For Each of the Three-Month Periods Ended March 31, 2006 and 2005 and
For the Period From July 25, 2003 (Inception) to March 31, 2006

7. Commitments and Contingencies

Financial Results, Liquidity and Management's Plan

The Company has incurred net losses for the three-month period ended March 31, 2006 and for the period from July 25, 2003 (inception) to March 31, 2006 of $(4,007,409) and $(4,285,871), respectively. Despite its negative cash flows from operations of $(32,721) and $(334,462) for the three-month period ended March 31, 2006 and for the period from July 25, 2003 (inception) to March 31, 2006, respectively, the Company has been able to obtain additional operating capital through private equity funding sources. During the three-month period ended March 31, 2006, the Company was able to raise additional equity funds of $5,937,975. As of March 31, 2006, the Company had $2,947,513 in cash on hand, but Management's plans include the continued development and implementation of its business plan including a minimum payment of $2,000,000 for the Company’s portion of future drilling costs. The Company has as of yet not recognized any revenue nor have any of its planned drilling projects commenced, and it is still in the developmental phase. The Company has relied upon equity funding and a loan from a related party since inception.

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

Drilling Cost Obligations

As discussed in Note 5, the Company is obligated to fund its share of drilling costs related to its participation in three exploratory oil and gas wells. The minimum obligation on these wells is $5 million, none of which has been expended at March 31, 2006. The Company has made deposits of $3 million to be used for these future drilling costs.

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Notes to the Financial Statements

As of March 31, 2006,
For Each of the Three-Month Periods Ended March 31, 2006 and 2005 and
For the Period From July 25, 2003 (Inception) to March 31, 2006

7. Commitments and Contingencies, Continued

Employment Agreement

The Company entered into an employment agreement with its president. This agreement has a term of two years, provides for annual compensation of $60,000 and provides for a signing bonus of $90,000, which was paid on March 31, 2006. In addition, the Company granted to its president options to purchase 1,443,800 shares of the Company’s common stock at an exercise price of $1.00 per share. The employment agreement also gives the Company the right to repurchase from the president 3,250,000 shares he currently owns upon his termination. The repurchase price is the lesser of the fair market value of the shares on the date the repurchase right is exercised by the Company or $.023 per share.

This repurchase right lapses as follows:

Date	Number of Shares
May 7, 2006	625,000
November 7, 2006	1,375,000
May 7, 2007	625,000
November 7, 2007	625,000
Total	3,250,000

8. Loss Per Share

The following securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	For the Three-Month Period ended March 31,		For the Period From July 25, 2003 (Inception) to
	2006	2005	March 31, 2006
Options to purchase common stock	1,943,800	—	1,973,800
Warrants to purchase common stock	13,002,000	—	13,002,000

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Notes to the Financial Statements

As of March 31, 2006,
For Each of the Three-Month Periods Ended March 31, 2006 and 2005 and
For the Period From July 25, 2003 (Inception) to March 31, 2006

9.  Stock Based Compensation

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

The assumptions used in the Black-Scholes option pricing model for the stock options granted during the three-month period ended March 31, 2006 and for the period from July 25, 2003 (inception) to March 31, 2006 were as follows:

	For the Three-Month Period ended March 31,		For the Period From July 25, 2003 (Inception) to
	2006	2005	March 31, 2006
Risk-free interest rate	4.60%	—	4.41% - 4.60%
Expected volatility of common stock	1.01	—	1.01
Dividend yield	$0.00	—	$0.00
Expected life of options	3 years	—	3 years
Weighted average fair market value of options granted	$0.8043	—	$0.3032

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Notes to the Financial Statements

As of March 31, 2006,
For Each of the Three-Month Periods Ended March 31, 2006 and 2005 and
For the Period From July 25, 2003 (Inception) to March 31, 2006

10. Equity Transactions

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

Warrant Derivative Liability

The holders of the warrants to purchase shares of the Company’s common stock have registration rights that require the Company to file a registration statement with the Securities and Exchange Commission to register for resale the common stock to be issued upon exercise of the warrants. Because the ability to register the shares to be issued upon exercise is deemed to be outside the control of the Company, the initial fair value of the warrants were recorded as a financial instrument derivative liability and are marked to market at the end of each reporting period. At August 22, 2006 the registration statement is not effective.

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Notes to the Financial Statements

As of March 31, 2006,
For Each of the Three-Month Periods Ended March 31, 2006 and 2005 and
For the Period From July 25, 2003 (Inception) to March 31, 2006

10. Equity Transactions, Continued

The Company estimated the fair value of the warrants using the Black-Scholes valuation model with the following assumptions:

	Warrant Inception	December 31, 2005
Term	24 months	22 months
Risk free interest rate	4.34%	4.34%
Volatility	101%	101%
Dividend	0	0

Shares Reserved for Future Issuance

The Company has reserved shares for future issuance upon exercise of outstanding options and warrants as follows:

Options	1,943,800
Warrants	13,002,000
Total at March 31, 2006	14,945,800

These amounts do not include any shares that may have to be issued upon the discovery of net proved reserves in the Nevada oil and gas property.

Item 2. Management’s Discussion and Analysis

THE FOLLOWING PRESENTATION OF OUR MANAGEMENT'S DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT.

A Note About Forward-Looking Statements

This Amended Quarterly Report on Form 10-QSB/A contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current management's expectations. These statements may be identified by their use of words like "plans", "expect", "aim", "believe", "projects", "anticipate", "intend", "estimate", "will", "should", "could" and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about our business strategy, expenditures, and financial results are forward-looking statements. We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur.

Actual results could differ materially from those in the forward looking statements due to a number of uncertainties including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions, further changes in our business direction or strategy; competitive factors, oil and gas exploration uncertainties, and an inability to attract, develop, or retain technical, consulting, managerial, agents, or independent contractors. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Amended Quarterly Report. except as required by law, we are not obligated to release publicly any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

Overview of the Company

We are a start-up, development stage company and have not yet generated or realized any revenues from our business operations. During the fourth quarter 2005, we changed our name from Golden Hope Resources, Inc. to Eternal Energy Corp., and changed our business plan to focus on the exploration for oil and gas resources. Since then, we have altered our management, raised $7,064,000 through March 31, 2006 via the private placement of shares of our common stock and warrants to purchase shares of common stock and invested in three oil and gas exploration ventures.

The holders of the common shares and warrants to purchase shares of the Company’s common stock have registration rights that require the Company to file a registration statement with the Securities and Exchange Commission to register for resale the common stock issued and to be issued upon exercise of the warrants. Because the ability to register the shares to be issued upon exercise is deemed to be outside the control of the Company, the initial fair value of the warrants were recorded as a financial instrument derivative liability and are marked to market at the end of each reporting period. This results in the recordation of a warrant derivative liability of $9,575,998 at March 31, 2006 and a loss on warrant derivatives of $3,918,832 for the three month period ended March 31, 2006. At August 22, 2006, the registration statement is not effective.

There is no historical financial information about us upon which to base an evaluation of our performance. We are a development stage company and have not generated any revenues from our current operations. We cannot guarantee we will be successful in our new core business or in any business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, specifically in the exploration of oil and gas reserves, including limited capital resources.

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

Results of Operations for the Three Month Periods Ended March 31, 2006 and 2005

From inception to March 31, 2006, we had a loss of $4,285,871, including loss on warrant derivates of $3,909,374.  Of this amount, $4,007,409, including loss on warrant derivates of $3,918,832, was generated in the three month period ended March 31, 2006, and $195,433, including gain on warrant derivates of $9,458, was generated during the fourth quarter of 2005.

Operating expenses increased from $1,012 for the three month period ended March 31, 2005 to $88,577, exclusive of the loss on warrant derivates, for the comparable period in 2006. An analysis of the increases in the operating expenses and the relevant components is set forth below.

General and administrative expenses increased from $21,012 in the three month period ended March 31, 2005 to $87,222 in the same period in 2006. These costs include payroll costs related to our new officer of $37,109 and the amortization of the value of options granted to a director in February 2006 of $12,288. We incurred travel costs related to our investments in the North Sea exploration programs of $26,330. The balance of these expenses relate to office related costs. Professional fees were $1,355 during the three month period in 2006. We incurred no professional fees during the three month period in 2005.

Liquidity and Capital Resources

As of March 31, 2006, our total assets were $7,057,638, which included cash balances of $2,951,113. Our total liabilities were $9,661,370 including warrant derivative liability of $9,575,998. All of our liabilities were current, resulting in working capital of $2,921,366. However, we do not expect to pay the balance of the warrant derivative liability, as we expect that this liability will be transferred to equity when the registration statement covering the shares to be issued upon exercise is effective, when the warrants are exercised, or when the options lapse. As of December 31, 2005, our total assets were $950,509, of which $193,509 are current, and our total liabilities were $137,871, including the warrant derivative liability of $75,442. All of our liabilities are current. The increase in total assets is a result of an increase in cash from the sale of our equity units, $3 million of which was deposited to be used for future drilling costs in our North Sea oil and gas exploratory projects. During the year ended December 31, 2005, the Company sold equity units with net proceeds of $1,126,000, and in March 2006, the Company sold equity units with net proceeds of $5,938,000. Each of these equity unit sales consisted of one share of our common stock and a warrant to purchase one share of our common. The warrant exercise price of the warrants sold in 2005 was $1.20 per share and the warrant exercise price of the warrants sold in March 2006 is $1.00 per share. Due to the registration rights agreement, the total proceeds of these offerings are recorded as warrant derivative liability.

Despite our negative cash flows from operation of $32,721 and $1,000 for the three month periods ended March 31, 2006 and 2005, respectively, and our minimum drilling costs associated with our oil and gas exploration participations of $2 million, net of the $3 million we currently have on deposit, we have been able to obtain additional operating capital through private equity funding sources. Management's plan includes the continued development and eventual implementation of our business plan. We have relied upon equity funding since inception.

As of the date of this Amended Quarterly Report, we have yet to generate any revenues from our business operations.

Plan of Operation for the Next Twelve Months

Since inception, we had funded our operations from the private placement of common stock and warrants. Although we expect that, during the next 12 months, our operating capital needs will be met by our current economic resources and, if required, by additional private capital stock transactions, there can be no assurance that funds required will be available on terms acceptable to us or at all. If we are unable to raise sufficient funds on terms acceptable to us, we may be unable to complete our business plan. If equity financing is available to us on acceptable terms, it could result in additional dilution to our existing stockholders.

Off-Balance Sheet Arrangements.

We have no off balance sheet arrangements at March 31, 2006.

Current Conditions

In November 2005, we entered an oil and gas exploration participation agreement related to the drilling of an exploratory wells on two sites in Nevada. Our initial payment on the agreement was $667,000, and we are obligated to participate in future drilling costs on these projects of at least $2 million. We are obligated to issue one million shares of our common stock for each ten million equivalent net barrels of proved reserves developed on one of these sites.

In December 2005, we entered into a participation agreement related to the drilling of an exploratory well on a prospect site in the North Sea. Our initial payment was $90,000, and our share of future minimum drilling costs on this site is $1.5 million.

In January 2006, we entered into a participation agreement related to the drilling of an exploratory well on a second prospect site in the North Sea. Our initial payment was $75,000, and our share of future minimum drilling costs on this site is $1.5 million.

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

ETERNAL ENERGY CORP.

(Registrant)

August 22, 2006	/s/ BRADLEY M. COLBY
Bradley M. Colby President, Chief Executive Officer, Secretary, Treasurer, and Chief Financial Officer