Form 10KSB/A
period 2005-12-31
Eternal Energy Corp.
filed 2006-11-17
CIK 1282613

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

Employees

As of April 27, 2006, our only employee is Bradley M. Colby, our President, Chief Executive Officer, Treasurer, Chief Financial Officer and Secretary . We do not expect any material changes in the number of employees over the next 12-month period. We do and will continue to outsource contract employment as needed. However, if we are successful in our initial and any subsequent drilling programs we may retain additional employees.

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

Item 8A. Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified under the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, including our Principal Executive Officer and our Principal Financial Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Primal have been detected.

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Committees

The Company does not have standing audit, nominating or compensation committees of the board of directors, or committees performing similar functions, and therefore the entire board of directors performs such functions. The Company ’s common stock is not currently listed on any national exchange and are we not required to maintain such committees by any self-regulatory agency. Management does not believe it is necessary for the board of directors to appoint such committees because the volume of matters that currently, and historically have, come before the board of directors for consideration permits each director to give sufficient time and attention to such matters to be involved in all decision making. Mr. Anderson is an independent director. All directors participate in the consideration of director nominees. The Company does not have a policy with regard to attendance at board meetings.

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

* Effective November 4, 2005, Mr. Fisher resigned positions he held as executive officers of the Company. On the same date, Mr. Colby was appointed as the Company’s President, Chief Executive Officer , Treasurer, Chief Financial Officer  and Secretary. Mr. Colby’s employment agreement provides that Mr. Colby is entitled to a signing bonus of $125,000, an annual salary of $60,000 and an option to purchase 1,443,800 shares (post-split) of the Company’s common stock.

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

	Shares of Common	Percent of Common
	Stock Beneficially	Stock Beneficially
Name of Beneficial Owner / Management and Address	Owned (1)	Owned (1)
Bradley M. Colby (2)	3,490,633	8.6%
John Anderson (3)	0	0
Dennis Eldjarnson	2,800,000	6.9%
RAB Special Situations (Master) Fund Ltd. (4)	3,000,000	7.4%
All directors and executive officers as a group (2 persons)	3,490,633	8.6%

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

(2) Includes 2,500,000 shares (post-split) owned by Mr. Colby and an aggregate of 750,000 shares (post-split) owned by five members of his immediate family as to which he disclaims beneficial ownership. Also includes 240,633 shares exercisable within sixty (60) days of April 27, 2006 pursuant to an option. The business address for this person is 2120 West Littleton Blvd., Suite 300, Littleton, Colorado 80120.

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

10.11	Form of Subscription Agreement for March 2006 private placement. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 8, 2006.)
10.12	Form of Common Stock Purchase Warrant for March 2006 private placement. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 8, 2006.)
10.13	Form of Registration Rights Agreement for March 2006 private placement. (Incorporated by reference to Exhibit 10.1 of the Company’s Amended Current Report on Form 8-K/A filed March 29, 2006.)
10.14	Letter Agreement between the Company and Eden Energy Corp. dated April 14, 2006 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 21, 2006).
16.1	Letter from Franklin Griffith and Associates. (Incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed November 10, 2005.)
23.1*	Consent of Franklin Griffith and Associates.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: November 17, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bradley M. Colby	President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director	November 17, 2006
Bradley M. Colby	(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

/s/ John Anderson	Director	November 17, 2006
John Anderson

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Financial Statements

As of December 31, 2005,
For Each of the Two Years in the Period Ended December 31, 2005 and
For the Period From July 25, 2003 (Inception) to December 31, 2005

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Eternal Energy Corp. (formerly Golden Hope Resources, Inc.

We have audited the accompanying balance sheet of Eternal Energy Corp. (formerly Golden Hope Resources Corporation) (a Nevada corporation) (a Company in the Development Stage), as of December 31, 2005 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's financial statements as of and for the year ended December 31, 2004 and for the period from July 25, 2003 (inception) to December 31, 2004 were audited by other auditors whose report, dated March 27, 2005, on those statements included an explanatory paragraph that described that the Company had suffered losses from operations, all of which raise substantial doubt about its ability to continue as a going concern as discussed in Note 1 to those financial statements. The financial statements for the year ended December 31, 2004 and for the period from July 25, 2003 (inception) through December 31, 2004 reflected net losses of $33,772 and $48,325, respectively. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of such other auditors.

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

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and the results of its operations and its cash flows for the year then ended and for the period from July 25, 2003 (inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6, Financial Results, Liquidity and Management's Plan, to the financial statements, the Company has incurred net losses since inception, is in the development stage, has experienced negative cash flows from operations since inception and has not as of yet successfully implemented its business plan. The Company must rely on the sale of its common stock and borrowing until it is able to successfully implement its business plan and generate sufficient revenues in the future to sustain its ongoing operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kelly & Company
Costa Mesa, California
April 28, 2006

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Balance Sheet

December 31, 2005

ASSETS
Restated
Current assets:
Cash	$117,259
Prepaid compensation	76,250
Total current assets	193,509
Oil and gas properties	757,000
Total assets	$950,509
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$38,387
Accrued officer's payroll	24,042
Warrant derivative liability	75,442
Total current liabilities	137,871
Commitments and contingencies
Stockholders' equity:
Common stock, $.001 par value, 875,000,000 shares authorized, 28,876,000 shares issued and outstanding	28,876
Additional paid-in capital	1,062,224
Deficit accumulated during the development stage	(278,462)
Total stockholders' equity	812,638
Total liabilities and stockholders' equity	$950,509

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Statements of Operations

For the Each of the Two Years in the Period Ended December 31, 2005 and
For the Period From July 25, 2003 (Inception) to December 31, 2005

			For the
			Period From
			July 25, 2003
	December 31,		(Inception) to
	2005	2004	December 31, 2005
	Restated		Restated
Operating expenses:
Exploration costs	$-	$12,000	$24,600
General and administrative	144,755	2,700	149,408
Professional fees	94,854	19,083	113,937
Gain on warrant derivative	(9,458)	-	(9,458)
Total operating loss	(230,151)	(33,783)	(278,487)
Interest income	14	11	25
Net loss	$(230,137)	$(33,772)	$(278,462)
Net loss per common share - basic and diluted	$(0.01)	$0.00	$(0.01)
Weighted average number of shares outstanding - basic and diluted	47,513,847	48,708,333	44,172,183

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Statements of Stockholders' Equity

For the Period From July 25, 2003 (Inception) to December 31, 2005

				Deficit
			Additional	Accumulated	Total
			Paid-In	During the	Stockholders
	Common Stock		Capital	Development Stage	Equity
	Capital	Amount	(2005 Restated)	(2005 Restated)	(2005 Restated)
Balance, July 25, 2003 (Inception)	-	-	-	-	-
Common stock issued for cash in July 2003 at $0.00057 per share	8,750,000	$8,750	$(3,750)	-	$5,000
Common stock issued for mining claims based upon the fair value of the stock of $0.00057 per share in July 2003	17,500,000	17,500	(7,500)	-	10,000
Net loss	-	-	-	$(14,553)	(14,553)
Balance, December 31, 2003	26,250,000	26,250	(11,250)	(14,553)	447
Common stock issued for cash at $0.00143 per share in February 2004	24,500,000	24,500	10,500	-	35,000
Net loss	-	-	-	(33,772)	(33,776)
Balance, December 31, 2004	50,750,000	50,750	(750)	(48,325)	1,675
Cancellation of shares	(23,000,000)	(23,000)	23,000	-	-
Common stock and warrants issued for cash in December 2005 at $1.00 per equity unit	1,126,000	1,126	1,124,874	-	1,126,000
Value of warrant derivative			(84,900)	-
Net loss, as restated	-	-	-	(230,137)	(230,137)
Balance, December 31, 2005, as restated	28,876,000	$28,876	$1,062,224	$(278,462)	$812,638

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Statements of Cash Flows

For Each of the Two Years in the Period Ended December 31, 2005 and
For the Period From July 25, 2003 (Inception) to December 31, 2005

			For the
			Period From
			July 25, 2003
	December 31,		(Inception) to
	2005	2004	December 31, 2005
	Restated		Restated
Cash flows provided by (used in) operating activities:
Net loss	$(230,137)	$(33,772)	$(278,462)
Adjustments to reconcile net loss to net cash used by operating activities:
Gain on warrant derivative	(9,458)	-	(9,458)
Changes in operating assets and liabilities:
Increase in prepaid compensation	(76,250)	-	(76,250)
Increase in accounts payable and accrued liabilities	16,204	302	18,387
Increase in accrued officer's payroll	44,042	-	44,042
Net cash used in operating activities	(255,599)	(33,470)	(301,741)
Cash flows used in investing activities:
Additions to oil and gas properties	(757,000)	-	(757,000)
Net cash used in investing activities	(757,000)	-	(757,000)
Cash flows provided by financing activities:
Proceeds from issuance of common stock and warrants	1,126,000	35,000	1,176,000
Net cash provided by financing activities	1,126,000	35,000	1,176,000
Net increase in cash	113,401	1,530	117,259
Cash - beginning of period	3,858	2,328	-
Cash - end of period	$117,259	$3,858	$117,259

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

As of December 31, 2005,
For Each of the Two Years in the Period Ended December 31, 2005 and 2004 and
For the Period From July 25, 2003 (Inception) to December 31, 2005

1.  Description of Business and Development Stage Operations

Eternal Energy Corp. (formerly Golden Hope Resources Corp.) (the "Company") was incorporated in the state of Nevada on July 25, 2003. The Company's business plan is to develop and engage in the acquisition, exploration and development of natural resource properties. At December 31, 2005, the Company has entered into participation agreements related to oil and gas exploration projects in the Big Sand Spring Valley Prospect located in Nye County, Nevada and UKCS Quad 14 located in the North Sea. In January 2006, the Company entered into a participation agreement in UKCS Quad 41 and 42 also located in the North Sea. The Company's mining claims in British Columbia lapsed during 2005.

2. Correction of Errors

The accompanying financial statements as of December 31, 2005 and for the year then ended have been restated to reflect the correction of errors made in the recordation of certain oil and gas exploration costs and of warrants to purchase shares of common stock that have registration rights. These errors had no effect on the financial statements of any prior year. Details of these corrections are as follows:

Increase in oil and gas properties	$90,000
Increase in warrant derivative liability	(75,442)
Decrease in additional paid-in capital	84,900
Decrease in exploration costs	(90,000)
Increase in gain on warrant derivatives	(9,458)

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Notes to the Financial Statements

As of December 31, 2005,
For Each of the Two Years in the Period Ended December 31, 2005 and 2004 and
For the Period From July 25, 2003 (Inception) to December 31, 2005

2. Correction of Errors, Continued

Balance sheet as of December 31, 2005:

	Previously	Increase
	Reported	(Decrease)	Restated
Cash	$117,259	-	$117,259
Prepaid compensation	76,250	-	76,250
Total current assets	193,509	-	193,509
Oil and gas properties	667,000	$90,000	757,000
Total assets	$860,509	$90,000	$950,509
Accounts payable and accrued liabilities	$38,387	-	$38,387
Accrued officer's payroll	24,042	-	24,042
Warrant derivative liability		$75,442	$75,442
Total current liabilities	62,429	75,442	137,871
Common stock	28,876	-	28,876
Additional paid-in capital	1,147,124	(84,900)	1,062,224
Deficit accumulated during the development stage	(377,920)	99,458	(278,462)
Total shareholders' equity	798,080	14,558	812,638
Total liabilities and shareholders' equity	$860,509	$90,000	$950,509

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Notes to the Financial Statements

As of December 31, 2005,
For Each of the Two Years in the Period Ended December 31, 2005 and 2004 and
For the Period From July 25, 2003 (Inception) to December 31, 2005

2. Correction of Errors, Continued

Statement of operations for the year ended December 31, 2005:

	Previously	Increase
	Reported	(Decrease)	Restated
Operating expenses:
Exploration costs	$90,000	$(90,000)	-
General and administrative	144,755	-	144,755
Professional fees	94,854	-	94,854
Gain on warrant derivative	-	(9,458)	(9,458)
Operating loss	329,609	(99,458)	230,151
Interest income	14	-	14
Net loss	$329,595	$(99,458)	$230,137
Net loss per common share - basic and diluted	$0.01	-	$0.01
Weighted average number of shares outstanding - basic and diluted	47,513,847	-	47,513,847
Statement of operations for the period from July 25, 2005 (inception) to December 31, 2005:
Operating expenses:
Exploration costs	$114,600	$(90,000)	$24,600
General and administrative	149,408	-	149,408
Professional fees	113,937	-	113,937
Gain on warrant derivative	-	(9,458)	(9,458)
Operating loss	(377,945)	(99,458)	(278,487)
Interest income	25	-	25
Net loss	$(377,920)	$(99,458)	$(477,378)
Net loss per common share - basic and diluted	$0.01	-	$0.01
Weighted average number of shares outstanding - basic and diluted	44,172,183	-	44,172,183

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Notes to the Financial Statements

As of December 31, 2005,
For Each of the Two Years in the Period Ended December 31, 2005 and 2004 and
For the Period From July 25, 2003 (Inception) to December 31, 2005\

3.Summary of Significant Accounting Policies

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Development Stage Operations

The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises. Its operations have been limited to general administrative operations and a limited amount of exploration, and it has incurred losses totaling $278,462 for the period from July 25, 2003 (inception) to December 31, 2005 and has minimum future drilling obligations of $5 million as of December 31, 2005. The Company's ability to continue as a going concern is dependent on its ability to raise additional capital to fund future operations and ultimately to attain profitable operations (see Note 6, Financial Results, Liquidity, and Management's Plan).

Concentration of Credit Risk

At December 31, 2005, $28,509 was held in the trust account of the Company's legal counsel, and therefore may not be subject to FDIC insurance. The Company believes this credit risk is mitigated due to the financial strength of the law firm and the restrictions placed upon the trust account balances by the California State Bar Association. These funds were available to the Company at December 31, 2005.

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

Notes to the Financial Statements

As of December 31, 2005,
For Each of the Two Years in the Period Ended December 31, 2005 and 2004 and
For the Period From July 25, 2003 (Inception) to December 31, 2005

3. Summary of Significant Accounting Policies, Continued

Fair Value of Financial Instruments

In accordance with the requirements of Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 107 Disclosures about Fair Value of Financial Instruments, the Company has determined the estimated fair value of its financial instrument using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current liabilities approximates their carrying values due to their short-term maturity.

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

			For the
			Period From
			July 25, 2003
	For the Year Ended December 31,		(Inception) to
	2005	2004	December 31, 2005
Net loss, as reported:	$(230,137)	-	$(278,462)
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(9,159)	-	(9,159)
Pro forma net loss	$(220,978)	-	(269,303)
Loss per share:
Basic and diluted - as reported	$0.01	-	$0.01
Basic and diluted - pro forma	$-	-	$-

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Notes to the Financial Statements

As of December 31, 2005,
For Each of the Two Years in the Period Ended December 31, 2005 and 2004 and
For the Period From July 25, 2003 (Inception) to December 31, 2005

3. Summary of Significant Accounting Policies, Continued

Stock Split

In November 2005 the Company forward split its outstanding common shares 35 for 1. All capital accounts, historical share amounts, weighted average share, and loss per share have been restated as if this forward split occurred at inception.

Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed in the same way as basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2005, the Company had outstanding stock options and warrants that can be converted into 2,569,8900 shares of common stock. The options and warrants would have an anti-dilutive effect and, therefore, are not included in diluted loss per share.

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

Notes to the Financial Statements

As of December 31, 2005,
For Each of the Two Years in the Period Ended December 31, 2005 and 2004 and
For the Period From July 25, 2003 (Inception) to December 31, 2005

3. Summary of Significant Accounting Policies, Continued

New Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (R), Share-Based Payment. This Statement eliminates the use of the intrinsic value method described in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. We adopted the provisions of Statement No. 123 (R) on January 1, 2006 when it became a mandatory requirement and will utilize the prospective reporting method. The Company does not expect the adoption of this statement to have a material impact on its financial position, results of operations or cash flows.

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

4.  Oil and Gas Properties, Continued

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

5. Deferred Income Taxes

There is no current or deferred income tax provision due to the Company's historical losses and valuation allowance.

Significant components of the Company's deferred income tax assets and liabilities at December 31, 2005 and 2004 are as follows:

	2005	2004
Deferred income tax assets (liabilities):
Net operating loss carryforward	$112,000	$7,250
Valuation allowance	(112,000)	(7,250)
Net deferred income tax asset	-	-

The Company, based upon its history of losses and management's assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will not be realized through future taxable earnings and has established a valuation allowance for them. The valuation allowance increased by $104,750 during the year ended December 31, 2005.

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Notes to the Financial Statements

As of December 31, 2005,
For Each of the Two Years in the Period Ended December 31, 2005 and 2004 and
For the Period From July 25, 2003 (Inception) to December 31, 2005

5. Deferred Income Taxes, Continued

Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:

			For the
			Period From
			July 25, 2003
	For the Year Ended December 31,		(Inception) to
	2005	2004	December 31, 2005
Tax expense at U.S. statutory rate	(34.0)%	(34.0)%	(34.0)%
Change in valuation allowance	34.0%	34.0%	34.0%
Effective income tax rate	-	-	-

The Company has federal net operating loss carryforwards of $377,920. The federal net operating loss carryforwards will begin to expire in 2023. A significant portion of the net operating loss carry-forward may not be available to be realized by the Company because of a change in the ownership of the Company's shares of common stock. Due to the uncertainty of its realization and anticipated limitations on the loss carry-forward, a full valuation allowance has been provided for the deferred tax asset.

6. Commitments and Contingencies

Financial Results, Liquidity and Management's Plan

The Company has incurred net losses for the years ended December 31, 2005 and 2004 and the period from July 25, 2003 (inception) to December 31, 2005 of $230,137, $33,772, and $278,462, respectively. Despite its negative cash flows from operations of $255,599, $33,470, and $301,741 for December 31, 2005 and 2004 and for the period from July 25, 2003 (inception) to December 31, 2005, respectively, the Company has been able to obtain additional operating capital through private equity funding sources. Management's plans include the continued development and eventual implementation of its business plan. The Company has relied upon equity funding and a loan from a related party since inception.

Litigation

The Company is not aware of any litigation matters pending or threatened as of December 31, 2005 that will materially affect the Company's financial statements. The Company may in the future become involved in matters of litigation that the Company considers ordinary routine litigation incidental to the Company's business. The Company's policy is to accrue

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Notes to the Financial Statements

As of December 31, 2005,
For Each of the Two Years in the Period Ended December 31, 2005 and 2004 and
For the Period From July 25, 2003 (Inception) to December 31, 2005

6. Commitments and Contingencies, Continued

Litigation, Continued

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
For Each of the Two Years in the Period Ended December 31, 2005 and 2004 and
For the Period From July 25, 2003 (Inception) to December 31, 2005

7. Loss Per Share

The following is a reconciliation of the number of shares used in the calculation of basic loss per share and diluted loss per share for the years ended December 31, 2005 and December 31, 2004 and for the period from July 25, 2003 (inception) to December 31, 2005:

			For the
			Period From
			July 25, 2003
	December 31,		(Inception) to
	2005	2004	December 31, 2005
Net loss	$(230,137)	$(33,772)	$(278,462)
Weighted-average number of common shares outstanding	47,513,847	48,708,333	44,172,183
Incremental shares from the assumed exercise of dilutive stock options	-	-	-
Diluted common shares outstanding	47,513,847	48,708,333	44,172,183
Net loss per share:
Basic	$(0.01)	$0.00	$(0.01)
Diluted	$(0.01)	$0.00	$(0.01)

The following securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive:

			For the
			Period From
			July 25, 2003
	December 31,		(Inception) to
	2005	2004	December 31, 2005
Options to purchase common stock	1,443,800	-	1,443,800
Warrants to purchase common stock	1,126,000	-	1,126,000

As described in Note 10, in March and May 2006 the Company issued a total of 13,124,000 shares of its common stock and warrants to purchase 13,124,000 shares of its common stock. The issuance of these securities will have the effect of reducing net loss per share.

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

The Company applies APB Opinion No. 25 in accounting for stock options granted to employees and does not recognize compensation expense when the exercise price of the options equals or exceeds the fair value of the shares on the date of grant. FASB Statement No. 123(R) requires pro forma earnings information determined as if employee stock options were accounted for under the fair value method and is disclosed in Note 3.

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

9. Equity Transactions

Common Shares Split

In November 2005 the Company’s Board of Directors approved a 35 for 1 forward split of its issued and outstanding common shares. All capital accounts, historical share amounts, weighted share and loss per share data give effect to this stock split in all periods presented.

Redemption of Common Shares

In November 2005, an officer of the Company contributed 23 million common shares to the Company for cancellation. In addition, he received a cash payment for prior services of $75,000 and cancelled all amounts otherwise due.

Sale of Equity Units

In November 2005, the Company sold 1,126,000 equity units through a private placement offering. Each equity unit consisted of one share of the Company’s common stock and one warrant to purchase a share of the Company’s common stock at $1.20 per share. The per equity unit price was $1.00 for aggregate value of $1,126,000. The equity units have a registration rights agreement that require the Company to file a registration statement with the Securities and Exchange Commission covering the shares and shares to be issued upon exercise of the warrants within 90 days of the purchase of the equity units. The registration rights agreement provide for liquidated damages equal to one percent of the proceeds of the unit sales for each thirty day period in which the registration statement is not filed after the 90 day period. The Company did not file the registration statement within the 90 day period, however the purchasers of the equity units have waived their liquidated damage rights until June 29, 2006. The registration statement was filed in June 2006, but was not effective by August 21, 2006.

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

9. Equity Transactions, Continued

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

The warrants are exercisable at anytime until they expire.

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

The Company estimated the fair value of the warrants using the Black-Scholes valuation model with the following assumptions:

		December 31,
	Inception	2005
Term	24 months	22 months
Risk free interest rate	4.34%	4.34%
Volatility	101%	101%
Dividend	-0-	-0-

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

10. Subsequent Event

Sales of Equity Units

In March and May 2006, the Company sold a total of 13,124,000 equity units through a private placement offering. Each equity unit consisted of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock at $1.00 per share. The per equity unit price was $0.50 with net proceeds of $6,149,760. The equity units have a registration rights agreement similar to that associated with the equity unit sale in 2005.

Letter of Intent

In August 2006, the Company entered into a letter of intent to acquire a company that owns various oil and gas leases, overriding royalty interests and related rights and equipment located in Alberta, Canada. The Company made a deposit of $224,825.In November 2006, the Company cancelled the letter of intent and will forfeit $125,000 of its deposit.

Exercise of Warrants

In August 2006, warrants to purchase 200,000 shares of the Company's common stock were exercised, with total proceeds of $200,000.