Form 10QSB
period 2006-09-30
Eternal Energy Corp.
filed 2006-11-17
CIK 1282613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal quarter ended September 30, 2006

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

[Missing Graphic Reference]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

Number of shares outstanding as of the close of business on November 15, 2006:

TITLE OF CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.001 par value.	42,550,000

Transitional Small Business Disclosure Format (Check one):  Yes ☐              No   ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Financial Statements of Eternal Energy Corp. (formerly Golden Hope Resources Corp.) (A Company in the Development Stage):
Balance Sheet as of September 30, 2006
Statements of Operations For Each of the Three Month Periods Ended September 30, 2006 and 2005 and for the Period from July 25, 2003 (Inception) to September 30, 2006
Statements of Cash Flows For Each of the Three-Month Periods Ended September 30, 2006 and 2005 and for the Period From July 25, 2003 (Inception) to September 30, 2006
Notes to the Financial Statements

Item 2. Mangement’s Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures

PART II. OTHER INFORMATION

Item 6. Exhibits

SIGNATURES

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Financial Statements

As of September 30, 2006 and
For Each of the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005 and
For the Period From July 25, 2003 (Inception) to September 30, 2006

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Index to the Financial Statements

As of September 30, 2006 and
For Each of the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005 and
For the Period From July 25, 2003 (Inception) to September 30, 2006

Financial Statements of Eternal Energy Corp. (formerly Golden Hope Resources Corp.) (A Company in the Development Stage):
Balance Sheet as of September 30, 2006	1
Statements of Operations For Each of the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005 and for the Period from July 25, 2003 (Inception) to September 30, 2006	2
Statements of Cash Flows For Each of the Nine-Month Periods Ended September 30, 2006 and 2005 and for the Period From July 25, 2003 (Inception) to September 30, 2006	3
Notes to the Financial Statements as of September 30, 2006 and For Each of the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005 and for the Period From July 25, 2003 (Inception) to September 30, 2006	5

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Balance Sheet

September 30, 2006

ASSETS
Current assets:
Cash	$2,395,297
Prepaid compensation	14,375
Total current assets	2,409,672
Oil and gas properties	1,357,067
Deposits	3,000,000
Total assets	$6,766,739
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$48,708
Accrued officer's payroll	34,769
Warrant derivative liability	2,435,166
Total current liabilities	2,518,643
Commitments and contingencies
Stockholders' equity:
Common stock, $.001 par value, 875,000,000 shares authorized, 42,550,000 shares issued and outstanding	42,550
Additional paid-in capital	1,409,277
Deficit accumulated during the development stage	2,796,269
Total stockholders' equity	4,248,096
Total liabilities and stockholders' equity	$6,766,739

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Statements of Operations

For Each of the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005 and
For the Period From July 25, 2003 (Inception) to September 30, 2006

					For the
					Period From
					July 26, 2003
	For the Nin-Month Period Ended		For the Three-Month Period Ended		(Inception) to
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005	September 30, 2006
Operating expenses:
Exploration costs	-	-	-	-	$(24,600)
General and administrative	$(422,652)	$(2,315)	$(164,694)	$(4,630)	(572,059)
Professional fees	(216,377)	(2,500)	(70,807)	(5,000)	(330,314)
Gain on derivatives	3,708,412	-	5,496,544	-	3,717,870
Total operating income (loss)	3,069,383	(4,815)	5,261,043	(9,630)	2,790,897
Interest income	5,347	14	5,347	-	5,372
Net income (loss)	$3,074,730	$(4,801)	$5,266,390	$(9,630)	$2,796,269
Income per common share, net - basic	$0.08	$0.00	$0.13	$0.00	$0.07
Weighted average number of shares outstanding - basic	37,983,333	50,750,000	42,450,000	45,653,300	42,706,632

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Statements of Cash Flows

For Each of the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005 and
For the Period From July 25, 2003 (Inception) to September 30, 2006

			For the
			Period From
			July 25, 2003
	For the Nine-Month Period Ended,		(Inception) to
	September 30, 2006	September 30, 2005	September 30, 2006
Cash flows provided by (used in) operating activities:
Net loss	$3,074,730	$(4,801)	$2,796,269
Adjustments to reconcile net loss to net cash used by operating activities:
Non cash transactions:
Stock based compensation	79,314	-	79,314
Gain on warrant derivative	(3,708,412)	-	(3,717,870)
Changes in operating assets and liabilities:	-	-	--
Decrease (increase) in prepaid compensation	61,875	-	(14,375)
Increase in accounts receivable - other		(1,500)	-
Increase in accrued payroll-related costs	10,727	-	10,727
Increase (decrease) in accounts payable - related party	10,321	(1,881)	48,708
Net cash used in operating activities	(471,445)	(8,182)	(773,185)
Cash flows used in investing activities:
Increase in drilling deposits	(3,000,000)	-	(3,000,000)
Additions to oil and gas properties	(600,067)	-	(1,357,067)
Net cash used in investing activities	(3,600,067)	-	(4,357,067)

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Statements of Cash Flows

For Each of the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005 and
For the Period From July 25, 2003 (Inception) to September 30, 2006

			For the
			Period From
			July 25, 2003
	For the Nine-Month Period Ended,		(Inception) to
	September 30, 2006	September 30, 2005	September 30, 2006
Cash flows provided by financing activities:
Proceeds from issuance of common stock and warrants	$6,349,550	$35,000	$7,525,549

Net cash provided by financing activities	6,349,550	35,000	7,525,549
Net increase in cash	$2,278,038	$26,818	$2,395,297
Cash - beginning of period	117,259	2,338	-
Cash - end of period	$2,395,297	$29,156	$2,395,297

Supplemental Disclosure of Cash Flow Information

For the
Period From
July 25, 2003
	For the Nine-Month Period Ended,		(Inception) to
	September 30, 2006	September 30, 2005	September 30, 2006
Cash paid during the three-month and nine-month period for:
Interest
Income taxes

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Notes to the Financial Statements

As of September 30, 2006 and
For Each of the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005 and
For the Period From July 25, 2003 (Inception) to September 30, 2006

1. Interim Presentation

The accompanying condensed interim financial statements as of September 30, 2006 and for the three-month and nine-month periods ended September 30, 2006 and 2005 and for the period from July 25, 2003 (inception) to September 30, 2006 are unaudited. In the opinion of management, such condensed financial statements include all adjustments consisting only of normal recurring accruals necessary for the fair presentation of the financial position and the results of operations. The results of operations for the three-month and nine-month periods ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the Company's annual report on Form 10-KSB/A as of December 31, 2005.

Certain quarterly, year-to-date and inception-to-date amounts have been reclassified to conform to the current period presentation.

2.  Description of Business and Development Stage Operations

Eternal Energy Corp. (formerly Golden Hope Resources Corp.) (the "Company") was incorporated in the state of Nevada in March 2003. The Company's business plan is to develop and engage in the acquisition, exploration and development of natural resource properties. At September 30, 2006, the Company has entered into participation agreements related to oil and gas exploration projects in the Big Sand Spring Valley Prospect and the Cherry Creek Project, both located in Nye County, Nevada and UKCS Quads 14, 41 and 42 located in the North Sea. The Company's mining claims in British Columbia lapsed during 2005.

3. Summary of Significant Accounting Policies

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Development Stage Operations

The Company is considered a development stage company in accordance with Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 7, Accounting and Reporting by Development Stage Enterprises. Its operations have been limited to general administrative operations and a limited amount of exploration, and it has incurred losses totaling $921,601 before the gain on warrant derivatives for the period from July 25, 2003 (inception) to September 30, 2006 and has minimum future drilling obligations of $5 million as of September 30, 2006. The Company has on deposit $3 million to be used against these future minimum drilling costs.

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Notes to the Financial Statements

As of September 30, 2006 and
For Each of the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005 and
For the Period From July 25, 2003 (Inception) to September 30, 2006

3. Summary of Significant Accounting Policies, Continued

Concentration of Credit Risk

At September 30, 2006, the Company had $2,178,038 on deposit that exceeded United States (FDIC) federally insurance limit of $100,000 per bank. The Company believes this credit risk is mitigated due to the financial strength of the financial institution.

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

At September 30, 2006, all of the Company’s investments in oil and gas properties are in the exploration stage, and therefore are not subject to the ceiling test.

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

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Notes to the Financial Statements

As of September 30, 2006 and
For Each of the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005 and
For the Period From July 25, 2003 (Inception) to September 30, 2006

3. Summary of Significant Accounting Policies, Continued

Accounting for Stock-Based Employee Compensation

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payment. This pronouncement amends SFAS No. 123, Accounting for Stock-Based Compensation, ("SFAS No. 123") and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). SFAS No. 123(R) requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. The Company adopted SFAS No. 123(R) on January 1, 2006, using the modified prospective method and, accordingly, has not restated the consolidated statements of operations for periods prior to January 1, 2006. Under SFAS No. 123(R), the Company is required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in our consolidated statements of operations over the service period that the awards are expected to vest. As permitted under SFAS No. 123(R), the Company has elected to recognize compensation cost for all options with graded vesting on a straight-line basis over the vesting period of the entire option.

Prior to January 1, 2006, the Company accounted for share-based payment, as permitted by SFAS No. 123 under the intrinsic value method described in APB No. 25. Under the intrinsic value method, no stock-based employee compensation cost is recorded when the exercise price is equal to, or higher than, the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation, using the straight-line method, for the following periods.

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Notes to the Financial Statements

As of September 30, 2006 and
For Each of the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005 and
For the Period From July 25, 2003 (Inception) to September 30, 2006

3. Summary of Significant Accounting Policies, Continued

Accounting for Stock-Based Employee Compensation, Continued

			For the
	For the	For the	Period From
	Three-Month	Nine-Month	July 25, 2003
	Period Ended	Period Ended	(Inception) to
	September 30, 2005	September 30, 2004	September 30, 2005
Net income (loss), as reported	$3,074,730	$(4,801)	$2,796,269
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(15,605)	(46,815)	(55,974)
Pro forma net income	$5,250,785	$3,027,915	$2,740,295
Loss per share:
Basic and diluted - as reported	$0.13	$0.08	$0.07
Basic and diluted - pro forma	$0.13	$0.08	$0.07

There was no effect on net loss or loss per share in the three-month and nine-month periods ended September 30, 2006.

Stock Split

In November 2005, the Company forward split its outstanding common shares 35 for 1. All capital accounts, historical share amounts, weighted average share, and loss per share have been restated as if this forward split occurred at inception.

Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed in the same way as basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2006, the Company had outstanding stock options and warrants that can be converted into 15,925,800 shares of common stock. The exercise price of the warrants and options is greater than the market price of shares of the Company's common stock at September 30, 2006, and therefore, the options and warrants would have an anti-dilutive effect and, therefore, are not included in diluted loss per share.

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Notes to the Financial Statements

As of September 30, 2006 and
For Each of the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005 and
For the Period From July 25, 2003 (Inception) to September 30, 2006

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

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Notes to the Financial Statements

As of September 30, 2006 and
For Each of the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005 and
For the Period From July 25, 2003 (Inception) to September 30, 2006

4.  Oil and Gas Properties, Continued

Big Sand Spring Valley and Cherry Creek Prospect

The Company acquired a 50% working interest in these properties for an initial payment of $667,000 and the obligation for a future payment of $2,000,000 which represents 50% of the initial drilling costs. Subsequently, the Company is obligated to pay 50% of additional drilling costs on this property. In addition, the Company is obligated to issue one million shares of its common stock for each ten million equivalent barrels of net proven oil reserves developed on the Big Sand Spring Valley Prospect. At September 30, 2006 the Company was not obligated to fund any additional drilling costs nor are there any net proven oil reserves on these properties. This participation agreement has a term of ten years.

North Sea Quad 14

The Company acquired a 10% working interest in this property for an initial payment of $90,000 which is designated as payment for 3-D seismic costs. In March 2006, the Company placed a $1.5 million deposit to serve as a cash bond which represents its share of the estimated the $10 million drilling costs of this exploratory well. In addition, the Company is obligated to pay 15% of production testing, completion, and other costs. The test well has not been completed as of September 30, 2006.

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

5. Deferred Income Taxes

There is no current or deferred income tax provision due to the Company's historical losses and valuation allowance. The gain or loss on warrant derivatives is not included in the determination of taxable income or loss, and therefore no deferred taxes have been recorded. The gain or loss on warrant derivatives is not taxable and therefore no deferred tax has been recorded.

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Notes to the Financial Statements

As of September 30, 2006 and
For Each of the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005 and
For the Period From July 25, 2003 (Inception) to September 30, 2006

6. Commitments and Contingencies

Financial Results, Liquidity and Management's Plan

The Company has incurred net losses before the gain on warrant derivatives for the three-month and nine-month periods ended September 30, 2006 of $230,154, and $633,682, respectively; and for the period from July 25, 2003 (inception) to September 30, 2006 of $921,601. Despite its negative cash flows from operations of $471,445 for the nine-month period ended September 30, 2006 and $773,185 for the period from July 25, 2003 (inception) to September 30, 2006, respectively, the Company has been able to obtain additional operating capital through private equity funding sources. During the nine-month period ended September 30, 2006, the Company was able to raise additional equity funds of $6,349,760. As of September 30, 2006, the Company had $2,395,297 in cash on hand, but Management's plans include the continued development and implementation of its business plan including a minimum payment of $2,000,000 for the Company’s portion of future drilling costs. The Company has as of yet not recognized any revenue nor have any of its planned drilling projects commenced, and it is still in the developmental phase. The Company has relied upon equity funding and a loan from a related party since inception.

Litigation

The Company is not aware of any litigation matters pending or threatened as of September 30, 2006 that will materially affect the Company's financial statements. The Company may in the future become involved in matters of litigation that the Company considers ordinary routine litigation incidental to the Company's business. The Company's policy is to accrue during a period, as a charge to operations, amounts related to legal matters if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, as required by SFAS No. 5, Accounting for Contingencies.

Drilling Cost Obligations

As discussed in Note 4, the Company is obligated to fund its share of drilling costs related to its participation in three exploratory oil and gas wells. The minimum obligation on these wells is $5 million, none of which has been expended at September 30, 2006. The Company has made deposits of $3 million to be used for these future drilling costs.

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Notes to the Financial Statements

As of September 30, 2006 and
For Each of the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005 and
For the Period From July 25, 2003 (Inception) to September 30, 2006

6. Commitments and Contingencies, Continued

Employment Agreement

The Company entered into an employment agreement with its president. This agreement has a term of two years, provides for annual compensation of $60,000 and a signing bonus of $90,000 has been paid at September 30, 2006. In addition, the Company granted to its president options to purchase 1,443,800 shares of the Company’s common stock at an exercise price of $1.00 per share. The employment agreement also gives the Company the right to repurchase from the president 1,250,000 shares he currently owns upon his termination. The repurchase price is the lesser of the fair market value of the shares on the date the repurchase right is exercised by the Company or $.023 per share.

This repurchase right lapses as follows:

Number of
Date	Shares
May 7, 2007	625,000
November 7, 2007	625,000
Total	1,250,000

7.  Share-Based Payment

In November 2005, the Company granted options to purchase 1,443,800 shares of its common stock to its president. The exercise price of these options is $1.00 per share, which exceeded the market price on the effective date of grant. The options vest at the rate of 240,633 shares at the end of each six-month period from the effective date of grant, and all become exercisable on November 7, 2008. Options to purchase 240,633 shares were exercisable at September 30, 2006.

In February 2006, the Company granted options to purchase 500,000 shares of its common stock to a director. The exercise price of these options is $1.00 per share. The market price on the effective date of grant was $1.19. The Company recognized $33,513 and $79,314 as compensation expense during the three month and nine-month periods ended September 30, 2006. The options vest at the rate of 83,333 shares at the end of each six-month period from the effective date of grant, and all become exercisable on February 27, 2009. Of these options, 83,333 were exercisable at September 30, 2006.

The weighted average estimated fair value of the stock options granted during the nine-month period ended September 30, 2006 was $0.80 per share. The amount was determined using the Black-Scholes option pricing model, which values options based on the stock price

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Notes to the Financial Statements

As of September 30, 2006 and
For Each of the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005 and
For the Period From July 25, 2003 (Inception) to September 30, 2006

7.  Share-Based Payment, Continued

at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option.

The assumptions used in the Black-Scholes option pricing model for the stock options granted during the nine-month period ended September 30, 2006 and for the period from July 25, 2003 (inception) to September 30, 2006 were as follows:

		For the
	For the	Period From
	Nine Month	July 25, 2003
	Period Ended	(Inception) to
	September 30, 2006	September 30, 2006
Risk-free interest rate	4.6%	4.41%
Expected volatility of common stock	101%	101%
Dividend yield	$0.00	$0.00
Expected life of options	3 years	3 years
Weighted average fair market value of options granted	$0.80	$0.32

8. Equity Transactions

Sale of Equity Units

In March and May 2006, the Company sold 11,876,000 and 1,248,000 equity units, respectively, through a private placement offering. Each equity unit consisted of one share of the Company’s common stock and one warrant to purchase a share of the Company’s common stock at $1.00 per share. The per equity unit price was $0.50 with net proceeds of $6,149,760. The equity units have a registration rights agreement that require the Company to file a registration statement with the Securities and Exchange Commission covering the shares and shares to be issued upon exercise of the warrants. The registration rights agreement provide for liquidated damages equal to one percent of the proceeds of the unit sales for each thirty day period in which the registration statement is not filed by June 29, 2006. The registration statement was filed in June 2006 and is not effective at November 14, 2006.

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Notes to the Financial Statements

As of September 30, 2006 and
For Each of the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005 and
For the Period From July 25, 2003 (Inception) to September 30, 2006

8. Equity Transactions, Continued

Warrant Derivative Liability

The holders of the warrants to purchase shares of the Company’s common stock have registration rights that require the Company to file a registration statement with the Securities and Exchange Commission to register for resale the common stock to be issued upon exercise of the warrants. Because the ability to register the shares to be issued upon exercise is deemed to be outside the control of the Company, the initial fair value of the warrants were recorded as a financial instrument derivative liability and are marked to market at the end of each reporting period. At November 14, 2006, the registration statement is not effective.

The Company estimated the fair value of the warrants using the Black-Scholes valuation model with the following assumptions:

		September 30
	Inception	2006
Term	24 months	16 months
Risk-free interest rate	4.34%	4.82%
Volatility	101%	101%
Dividend yield	-0-	-0-

Exercise of Warrants

In August 2006, warrants to purchase 200,000 shares of the Company's common shares were exercised, with net proceeds of $200,000.

Shares Reserved for Future Issuance

Options	1,943,800
Warrants	14,050,000
Total at September 30, 2006	15,993,800

The Company has reserved shares for future issuance upon exercise of outstanding options and warrants as follows:

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Notes to the Financial Statements

As of September 30, 2006 and
For Each of the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005 and
For the Period From July 25, 2003 (Inception) to September 30, 2006

8. Equity Transactions, Continued

Shares Reserved for Future Issuance, Continued

These amounts do not include any shares that may have to be issued upon the discovery of net proved reserves in the Nevada oil and gas property.

9. Subsequent Event

In August 2006, the Company entered into a letter of intent to acquire an oil and gas exploration company. In November 2006, the parties agreed to cancel the letter of intent and the Company forfeited $125,000 of its $250,000 deposit.

Item 2. Management’s Discussion and Analysis

THE FOLLOWING PRESENTATION OF OUR MANAGEMENT'S DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT.

A Note About Forward-Looking Statements

This Annual Report on Form 10-QSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current management's expectations. These statements may be identified by their use of words like "plans", "expect", "aim", "believe", "projects", "anticipate", "intend", "estimate", "will", "should", "could" and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about our business strategy, expenditures, and financial results are forward-looking statements. We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur.

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

The purchasers of the common shares and warrants to purchase shares of our common stock have registration rights that require us to file a registration statement with the Securities and Exchange Commission to register for resale the common stock issued and to be issued upon exercise of the warrants. Because the ability to register the shares to be issued upon exercise is deemed to be outside our control, the initial fair value of the warrants were recorded as a financial instrument derivative liability and are marked to market at the end of each reporting period. This results in the recordation of a warrant derivative liability of $2,435,166 at September 30, 2006, and a gain on warrant derivates of $5,496,544 and $3,708,412 during the three- and nine-month periods ended September 30, 2006, respectively. At November 20, 2006, the registration statement is not effective.

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

Results of Operations for the Three and Nine Month Periods Ended September 30, 2006 and 2005

From inception to September 30, 2006, we had net income of $2,796,269, including a gain on warrant derivates of $3,717,897.  Our inception to date loss before gain on warrant derivatives is $921,601. Of this amount, $633,682, was generated in the nine month period ended September 30, 2006 and $204,891 was generated during the fourth quarter of 2005.

We recognized a gain on warrant derivatives of $5,496,544 and $3,708,412 during the three and nine month periods ended September 30, 2006. We had no warrant derivatives during the same periods in 2005. The dramatic change between the periods is due to the value of the warrants issued during the first quarter of this year exceeding the net proceeds of the offering by $4,102,790, partially offset by the decrease in the value of the warrants at March 31, 2006. The fair value of the warrants decreased at June 30, 2006 and September 30, 2006, resulting in the gain during the three and nine month periods ended September 30, 2006. We determine the fair value of these warrants using the Black Scholes valuation model, and we believe that the decline in the price of our common shares has had a major effect on the fair value of our warrants. We believe that the warrant value may increase significantly in future periods, due to volatility in the trading price of our common shares.

Operating expenses increased significantly during the three and nine month periods in 2006 from the comparable periods in 2005, exclusive of the gain and loss on warrant derivatives, as we commenced our current oil and gas exploration activities after September 30, 2005. We had no activities during the comparable periods in 2005.

The increase in general and administrative expenses increased in the three and nine month periods ended September 30, 2006, include payroll costs related to our new officer of $ 70,525 and $195,965, including the amortization of the value of options granted to a director in February 2006 of $33,513 and $79,314 in the three and nine-month periods in 2006, respectively. We incurred travel costs related to our investments in the North Sea exploration programs of $52,842 during the nine month period in 2006, substantially all of which occurred prior to the third quarter of 2006. The balance of these expenses relate to office related costs. Professional fees were $216,377, of which $70,807 was incurred during the three month period ended September 30, 2006. These fees related to the costs associated with the filing of our registration statement and those associated with our investments in oil and gas ventures.

Liquidity and Capital Resources

As of September 30, 2006, our total assets were $6,766,739, which included cash balances of $2,395,297. Our total liabilities were $2,518,643, including warrant derivative liability of $2,435,166. All of our liabilities were current. However, we do not expect to pay the balance of the warrant derivative liability, as we expect that this liability will be transferred to equity when the registration statement covering the shares to be issued upon exercise is effective, when the warrants are exercised, or when the warrants lapse. As of December 31, 2005, our total assets were $950,509, of which $193,509 are current, and our total liabilities were $137,871, including the warrant derivative liability of $75,442. The increase in total assets is a result of an increase in cash from the sale of our equity units, $3 million of which was deposited to be used for future drilling costs in our North Sea oil and gas exploratory projects. During the year ended December 31, 2005, we sold equity units with net proceeds of $1,126,000, and during the nine month period ended September 30, 2006, we sold equity units with net proceeds of $6,149,760. Each of these equity unit sales consisted of one share of our common stock and a warrant to purchase one share of our common stock. The warrant exercise price of the warrants sold in 2005 was $1.20 per share and the warrant exercise price of the warrants sold in March 2006 is $1.00 per share. Due to the registration rights agreement, the total proceeds of these offerings are recorded as a warrant derivative liability.

Despite our negative cash flows from operation of $471,445 and $773,185 for the nine month period ended September 30, 2006 and the period from July 25, 2003 (inception) to September 30, 2006, respectively, and our minimum drilling costs associated with our oil and gas exploration participations of $2 million, net of the $3 million we currently have on deposit, we have been able to obtain additional operating capital through private equity funding sources. Management's plan includes the continued development and eventual implementation of our business plan. We have relied upon equity funding since inception.

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

Off-Balance Sheet Arrangements.

We have no off balance sheet arrangements at September 30, 2006.

Current Conditions

In November 2005, we entered an oil and gas exploration participation agreement related to the drilling of exploratory wells on two sites in Nevada. Our initial payment on the agreement was $667,000, and we are obligated to participate in future drilling costs on these projects of at least $2 million. We are obligated to issue one million shares of our common stock for each ten million equivalent net barrels of proved reserves developed on one of these sites.

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
10.1
Letter Agreement by and between Eternal Energy Corp. and International Frontier Resources Corporation Relating to Quad 41 and Quad 42 dated January 30, 2006 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 3, 2006).

10.2
Amended and Restated Letter Agreement by and between Eternal Energy Corp. and Internatioanl Frontier Resources Corporation Relating to Quad 14 dated January 30, 2006 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 3, 2006).

10.3
Finder’s Fee Agreement by and between Eternal Energy Corp. and Taverham Company Ltd. Dated January 30, 2006 (Incorporated by reference to Exhbiit 10.3 of the Company’s Current Report on Form 8-K filed on February 3, 2006).

10.4		Form of Subscription Agreement (Incorporated by refernce to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 8, 2006).

10.5		Form of Common Stock Purchase Warrant (Incoroprated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 8, 2006).

10.6		Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on March 8, 2006).

31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

*Filed with this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETERNAL ENERGY CORP.

(Registrant)

November 17, 2006	/s/ Bradley M. Colby
Bradley M. Colby
President, Chief Executive Officer, Secretary, Treasurer, and Chief Financial Officer