Form 10KSB/A
period 2005-12-31
Eternal Energy Corp.
filed 2006-12-05
CIK 1282613

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

Item 7. Financial Statements.

Below are our current and former auditors’ reports of independent registered public accounting firms to be included in our 10-KSB/A filed on November 17, 2006.

Kelly & Company

CERTIFIED PUBLIC ACCOUNTANTS

AUDIT
TAX
SEC REPORTING

Member, American Institute of Certified Public Accountants (Since 1974)

Registered with the Public Company Accounting Oversight Board (Since 2003)

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Eternal Energy Corp. (formerly Golden Hope Resources, Inc.)

We have audited the accompanying balance sheet, restated of Eternal Energy Corp. (formerly Golden Hope Resources Corporation) (a Nevada corporation) (a Company in the Development Stage), as of December 31, 2005 and the related restated statements of operations, stockholders' equity and cash flows for the year then ended. These restated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these restated financial statements based on our audit. The Company's financial statements as of and for the year ended December 31, 2004 and for the period from July 25, 2003 (inception) to December 31, 2004 were audited by other auditors whose report, dated March 27, 2005, on those statements included an explanatory paragraph that described that the Company had suffered losses from operations, all of which raise substantial doubt about its ability to continue as a going concern as discussed in Note 1 to those financial statements. The financial statements for the year ended December 31, 2004 and for the period from July 25, 2003 (inception) through December 31, 2004 reflected net losses of $33,772 and $48,325, respectively. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of such other auditors.

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

As described in Note 2 *Correction of Errors* the Company has restated its financial statements as of December 31, 2005 and for the year then ended to record oil and gas explpration costs based on the full cost method and to record as warrant derivative liabilities certain warrants that have registration rights.

Kelly & Company
Costa Mesa, California
November 10, 2006

3151 Airway Avenue, Suite E-1 • Costa Mesa, California 92626
(714) 918-4505 • Fax (714) 918-4510 • www.kelly-co.com

Members of:
American Institute of CPAs
Institute of Management Accountants
Association of Certified Fraud Examiners
Public Company Accounting Oversight Board

Franklin Griffith & Associates

Contact Information:
6330 McLeod Drive, Suite 7
Las Vegas, Nevada 89120
(702) 736-1852 (voice)
(702) 736-1608 (fax)

To the Board of Directors and Stockholders
Golden Hope Resources Corp.
(An Exploration Stage Company)
Vancouver, BC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Golden Hope Resources Corp. (An Exploration Stage Company) as of December 31, 2004, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Golden Hope Resources Corp. (An Exploration Stage Company) as of December 31, 2003, were audited by other auditors whose report dated March 1, 2004, expressed an unqualified opinion on those statements.

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

Franklin Griffith & Associates

Franklin Griffith & Associates
March 27, 2005
Las Vegas, Nevada

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETERNAL ENERGY CORP.

By:	/s/ BRADLEY M. COLBY
Bradley M. Colby
President, Chief Executive Officer, Secretary, Treasurer, and
Chief Financial Officer

Date: December 5, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bradley M. Colby	President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director	December 5, 2006
Bradley M. Colby	(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

/s/ John Anderson	Director	December 5, 2006
John Anderson