Form 10KSB/A
period 2005-12-31
Eternal Energy Corp.
filed 2007-01-19
CIK 1282613

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

State issuer’s revenues for its most recent fiscal year:	$0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 27, 2006	$48,752,600

Number of shares of Common Stock ($0.001 par value) outstanding as of April 27, 2006:	40,725,000

Transitional Small Business Disclosure Format	Yes ☐	No ☒

Item 7. Financial Statements.

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Financial Statements

As of December 31, 2005,
For Each of the Two Years in the Period Ended December 31, 2005 and
For the Period From July 25, 2003 (Inception) to December 31, 2005

Reports of Independent Registered Public Accounting Firms	3 - 4

Financial Statements of Eternal Energy Corp. (formerly Golden Hope Resources Corp.) (A Company in the Development Stage):
Balance Sheet as of December 31, 2005	5
Statements of Operations For Each of the Two Years in the Period Ended December 31, 2005 and for the Period from July 25, 2003 (Inception) to December 31, 2005	6
Statements of Stockholders’ Equity For the Period from July 25, 2003 (Inception) to December 31, 2005	7
Statements of Cash Flows For Each of the Two Years in the Period Ended December 31, 2005 and for the Period From July 25, 2003 (Inception) to December 31, 2005	8
Notes to the Financial Statements	9 - 21

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
Costa Mesa, California
November 10, 2006

3151 Airway Avenue, Suite E-1 • Costa Mesa, California 92626
(714) 918-4505 • Fax (714) 918-4510 • www.kelly-co.com

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Balance Sheet

December 31, 2005

ASSETS
Restated
Current assets:
Cash	$117,259
Prepaid compensation	76,250

Total current assets	193,509

Oil and gas properties	757,000

Total assets	$950,509

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$38,387
Accrued officer’s payroll	24,042
Warrant derivative liability	75,442

Total current liabilities	137,871

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value, 875,000,000 shares authorized, 28,876,000 shares issued and outstanding	28,876
Additional paid-in capital	1,062,224
Deficit accumulated during the development stage	(278,462)

Total stockholders’ equity	812,638

Total liabilities and stockholders’ equity	$950,509

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

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Statements of Stockholders’ Equity

For the Period From July 25, 2003 (Inception) to December 31, 2005

			Additonal	Deficit Accumulated During the	Total
	Common Stock		Paid-In Capital	Development Stage	Stockholders Equity
	Capital	Amount	(2005 Restated)	(2005 Restated)	(2005 Restated)
Balance, July 25, 2003 (Inception)	-	-	-	-	-
Common stock issued for cash in July 2003 at $0.00057 per share	8,750,000	$8,750	$(3,750)	-	$5,000
Common stock issued for mining claims based upon the fair value of the stock of $0.00057 per share in July 2003	17,500,000	17,500	(7,500)	-	10,000
Net loss	-	-	-	$(14,553)	(14,553)

Balance, December 31, 2003	26,250,000	26,250	(11,250)	(14,553)	447
Common stock issued for cash at $0.00143 per share in February 2004	24,500,000	24,500	10,500	-	35,000
Net loss	-	-	-	(33,772)	(33,776)

Balance, December 31, 2004	50,750,000	50,750	(750)	(48,325)	1,675
Cancellation of shares	(23,000,000)	(23,000)	23,000	-	-
Common stock and warrants issued for cash in December 2005 at $1.00 per equity unit	1,126,000	1,126	1,124,874	-	1,126,000
Value of warrant derivative			(84,900)	-
Net loss, as restated	-	-	-	(230,137)	(230,137)
Balance, December 31, 2005, as restated	28,876,000	$28,876	$1,062,224	$(278,462)	$812,638

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Statements of Cash Flows

For Each of the Two Years in the Period Ended December 31, 2005 and
For the Period From July 25, 2003 (Inception) to December 31, 2005

			For the
			Period From
			July 25, 2003
	December 31,		(Inception) to
	2005	2004	December 31, 2005
	Restated		Restated
Cash flows provided by (used in) operating activities:
Net loss	$(230,137)	$(33,772)	$(278,462)
Adjustments to reconcile net loss to net cash used by operating activities:
Gain on warrant derivative	(9,458)	-	(9,458)
Changes in operating assets and liabilities:
Increase in prepaid compensation	(76,250)	-	(76,250)
Increase in accounts payable and accrued liabilities	16,204	302	18,387
Increase in accrued officer’s payroll	44,042	-	44,042
Net cash used in operating activities	(255,599)	(33,470)	(301,741)

Cash flows used in investing activities:
Additions to oil and gas properties	(757,000)	-	(757,000)

Net cash used in investing activities	(757,000)	-	(757,000)
Cash flows provided by financing activities:
Proceeds from issuance of common stock and warrants	1,126,000	35,000	1,176,000
Net cash provided by financing activities	1,126,000	35,000	1,176,000

Net increase in cash	113,401	1,530	117,259
Cash - beginning of period	3,858	2,328	-

Cash - end of period	$117,259	$3,858	$117,259

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

As of December 31, 2005,
For Each of the Two Years in the Period Ended December 31, 2005 and 2004 and
For the Period From July 25, 2003 (Inception) to December 31, 2005

1.  Description of Business and Development Stage Operations

Eternal Energy Corp. (formerly Golden Hope Resources Corp.) (the “Company”) was incorporated in the state of Nevada on July 25, 2003. The Company’s business plan is to develop and engage in the acquisition, exploration and development of natural resource properties. At December 31, 2005, the Company has entered into participation agreements related to oil and gas exploration projects in the Big Sand Spring Valley Prospect located in Nye County, Nevada and UKCS Quad 14 located in the North Sea. In January 2006, the Company entered into a participation agreement in UKCS Quad 41 and 42 also located in the North Sea. The Company’s mining claims in British Columbia lapsed during 2005.

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

Notes to the Financial Statements

As of December 31, 2005,
For Each of the Two Years in the Period Ended December 31, 2005 and 2004 and
For the Period From July 25, 2003 (Inception) to December 31, 2005

2. Correction of Errors, Continued

Balance sheet as of December 31, 2005:

	Previously Reported	Increase (Decrease)	Restated

Cash	$117,259	-	$117,259
Prepaid compensation	76,250	-	76,250
Total current assets	193,509	-	193,509
Oil and gas properties	667,000	$90,000	757,000

Total assets	$860,509	$90,000	$950,509

Accounts payable and accrued liabilities	$38,387	-	$38,387
Accrued officer’s payroll	24,042	-	24,042
Warrant derivative liability		$75,442	$75,442

Total current liabilities	62,429	75,442	137,871

Common stock	28,876	-	28,876
Additional paid-in capital	1,147,124	(84,900)	1,062,224
Deficit accumulated during the development stage	(377,920)	99,458	(278,462)

Total shareholders’ equity	798,080	14,558	812,638
Total liabilities and shareholders’ equity	$860,509	$90,000	$950,509

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Notes to the Financial Statements

As of December 31, 2005,
For Each of the Two Years in the Period Ended December 31, 2005 and 2004 and
For the Period From July 25, 2003 (Inception) to December 31, 2005

2. Correction of Errors, Continued

 Statement of operations for the year ended December 31, 2005:
	Previously Reported	Increase (Decrease)	Restated
Operating expenses:
Exploration costs	$90,000	$(90,000)	-
General and administrative	144,755	-	144,755
Professional fees	94,854	-	94,854
Gain on warrant derivative	-	(9,458)	(9,458)

Operating loss	329,609	(99,458)	230,151
Interest income	14	-	14

Net loss	$329,595	$(99,458)	$230,137
Net loss per common share - basic and diluted	$0.01	-	$0.01
Weighted average number of shares outstanding - basic and diluted	47,513,847	-	47,513,847

Statement of operations for the period from July 25, 2005 (inception) to December 31, 2005:

Operating expenses:
Exploration costs	$114,600	$(90,000)	$24,600
General and administrative	149,408	-	149,408
Professional fees	113,937	-	113,937
Gain on warrant derivative	-	(9,458)	(9,458)

Operating loss	(377,945)	(99,458)	(278,487)
Interest income	25	-	25

Net loss	$(377,920)	$(99,458)	$(477,378)
Net loss per common share - basic and diluted	$0.01	-	$0.01
Weighted average number of shares outstanding - basic and diluted	44,172,183	-	44,172,183

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

Development Stage Operations

The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises. Its operations have been limited to general administrative operations and a limited amount of exploration, and it has incurred losses totaling $278,462 for the period from July 25, 2003 (inception) to December 31, 2005 and has minimum future drilling obligations of $5 million as of December 31, 2005. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital to fund future operations and ultimately to attain profitable operations (see Note 6, Financial Results, Liquidity, and Management’s Plan).

Concentration of Credit Risk

At December 31, 2005, $28,509 was held in the trust account of the Company’s legal counsel, and therefore may not be subject to FDIC insurance. The Company believes this credit risk is mitigated due to the financial strength of the law firm and the restrictions placed upon the trust account balances by the California State Bar Association. These funds were available to the Company at December 31, 2005.

Oil and Gas Properties

The Company follows the full cost method of accounting for its investments in oil and gas properties. Accordingly, all costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized as incurred. The Company has not capitalized any interest or any of its internal costs related to its investments in oil and gas properties.

In addition, the capitalized costs are subject to a “ceiling test,” which basically limits such costs to the aggregate of the “estimated present value” of future net revenues from proved reserves, discounted at a 10 percent interest rate, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

At December 31, 2005 all of the Company’s investments in oil and gas properties are in the exploration stage, and therefore are not subject to the ceiling test.

Fair Value of Financial Instruments

In accordance with the requirements of Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) No. 107 Disclosures about Fair Value of Financial Instruments, the Company has determined the estimated fair value of its financial instrument using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current liabilities approximates their carrying values due to their short-term maturity.

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

	For the Year Ended December 31,		For the Period From July 25, 2003 (Inception) to
	2005	2004	December 31, 2005
Net loss, as reported:	$(230,137)	-	$(278,462)
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(9,159)	-	(9,159)
Pro forma net loss	$(220,978)	-	(269,303)
Loss per share:
Basic and diluted - as reported	$0.01	-	$0.01
Basic and diluted - pro forma	$-	-	$-

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

New Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (R), Share-Based Payment. This Statement eliminates the use of the intrinsic value method described in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. We adopted the provisions of Statement No. 123 (R) on January 1, 2006 when it became a mandatory requirement and will utilize the prospective reporting method. The Company does not expect the adoption of this statement to have a material impact on its financial position, results of operations or cash flows.

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

5. Deferred Income Taxes

There is no current or deferred income tax provision due to the Company’s historical losses and valuation allowance.

Significant components of the Company’s deferred income tax assets and liabilities at December 31, 2005 and 2004 are as follows:

	2005	2004
Deferred income tax assets (liabilities):
Net operating loss carryforward	$112,000	$7,250
Valuation allowance	(112,000)	(7,250)

Net deferred income tax asset	-	-

The Company, based upon its history of losses and management’s assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will not be realized through future taxable earnings and has established a valuation allowance for them. The valuation allowance increased by $104,750 during the year ended December 31, 2005.

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Notes to the Financial Statements

As of December 31, 2005,
For Each of the Two Years in the Period Ended December 31, 2005 and 2004 and
For the Period From July 25, 2003 (Inception) to December 31, 2005

5. Deferred Income Taxes, Continued

Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:

	For the Year Ended December 31,		For the Period From July 25, 2003 (Inception) to
	2005	2004	December 31, 2005
Tax expense at U.S. statutory rate	(34.0)%	(34.0)%	(34.0)%
Change in valuation allowance	34.0%	34.0%	34.0%

Effective income tax rate	-	-	-

The Company has federal net operating loss carryforwards of $377,920. The federal net operating loss carryforwards will begin to expire in 2023. A significant portion of the net operating loss carry-forward may not be available to be realized by the Company because of a change in the ownership of the Company’s shares of common stock. Due to the uncertainty of its realization and anticipated limitations on the loss carry-forward, a full valuation allowance has been provided for the deferred tax asset.

6. Commitments and Contingencies

Financial Results, Liquidity and Management’s Plan

The Company has incurred net losses for the years ended December 31, 2005 and 2004 and the period from July 25, 2003 (inception) to December 31, 2005 of $230,137, $33,772, and $278,462, respectively. Despite its negative cash flows from operations of $255,599, $33,470, and $301,741 for December 31, 2005 and 2004 and for the period from July 25, 2003 (inception) to December 31, 2005, respectively, the Company has been able to obtain additional operating capital through private equity funding sources. Management’s plans include the continued development and eventual implementation of its business plan. The Company has relied upon equity funding and a loan from a related party since inception.

Litigation

The Company is not aware of any litigation matters pending or threatened as of December 31, 2005 that will materially affect the Company’s financial statements. The Company may in the future become involved in matters of litigation that the Company considers ordinary routine litigation incidental to the Company’s business. The Company’s policy is to accrue during a period, as a charge to operations, amounts related to legal matters if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, as required by SFAS No. 5, Accounting for Contingencies.

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

7. Loss Per Share

 The following is a reconciliation of the number of shares used in the calculation of basic loss per share and diluted loss per share for the years ended December 31, 2005 and December 31, 2004 and for the period from July 25, 2003 (inception) to December 31, 2005:

	December 31,		For the Period From July 25, 2003 (Inception) to
	2005	2004	December 31, 2005
Net loss	$(230,137)	$(33,772)	$(278,462)
Weighted-average number of common shares outstanding	47,513,847	48,708,333	44,172,183
Incremental shares from the assumed exercise of dilutive stock options	-	-	-
Diluted common shares outstanding	47,513,847	48,708,333	44,172,183

Net loss per share:
Basic	$(0.01)	$0.00	$(0.01)
Diluted	$(0.01)	$0.00	$(0.01)

Eternal Energy Corp.
(Formerly Golden Hope Resources Corp.)
(A Company in the Development Stage)

Notes to the Financial Statements

As of December 31, 2005,
For Each of the Two Years in the Period Ended December 31, 2005 and 2004 and
For the Period From July 25, 2003 (Inception) to December 31, 2005

7. Loss Per Share, Continued

The following securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	December 31,		For the Period From July 25, 2003 (Inception) to
	2005	2004	December 31, 2005
Options to purchase common stock	1,443,800	-	1,443,800
Warrants to purchase common stock	1,126,000	-	1,126,000

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

8.  Stock Based Compensation, Continued

The assumptions used in the Black-Scholes option pricing model for the stock options granted during the one year period ended December 31, 2005 and for the period from July 25, 2003 (inception) to December 31, 2005 were as follows:

	December 31,		For the Period From July 25, 2003 (Inception) to
	2005	2004	December 31, 2005

Risk-free interest rate	4.41%	-	4.41%
Expected volatility of common stock	1.01	-	1.01
Dividend yield	$0.00	-	$0.00
Expected life of options	3 years	-	3 years
Weighted average fair market value of options granted	$0.1297	-	$0.1297

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

Exercise of Warrants

In August 2006, warrants to purchase 200,000 shares of the Company’s common stock were exercised, with total proceeds of $200,000.

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

* filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETERNAL ENERGY CORP.

By:	/s/ BRADLEY M. COLBY
Bradley M. Colby
President, Chief Executive Officer, Secretary, Treasurer, and Chief Financial Officer

Date: January 18, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bradley M. Colby	President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director	January 18, 2007
Bradley M. Colby	(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

/s/ John Anderson	Director	January 18, 2007
John Anderson

INDEX TO EXHIBITS

Exhibit	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.