Form 10KSB
period 2006-12-31
Eternal Energy Corp.
filed 2007-04-16
CIK 1282613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark one)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission File No: 000-50906

ETERNAL ENERGY CORP.
(Exact Name of Small Business Issuer in its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	20-0237026 (I.R.S. Employer Identification No.)

2549 W. Main Street, Suite 202 Littleton, Colorado (Address and telephone number of Principal Executive Offices)	80120 (Zip Code)

(303) 798-5235
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

State issuer’s revenues for its most recent fiscal year:	$0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 13, 2007	$11,814,750

Number of shares of Common Stock ($0.001 par value) outstanding as of the close of business on April 13, 2007:	42,550,000

Transitional Small Business Disclosure Format	Yes ☐	No ☒

ETERNAL ENERGY CORP.

PART I

Item 1. Description of Business.

Corporate History

Eternal Energy Corp. (“we”, “our”, “us”, or the “Company”) was incorporated in Nevada on July 25, 2003, to engage in the acquisition, exploration, and development of natural resource properties. On November 7, 2005, we and a newly formed merger subsidiary wholly-owned by us completed a merger transaction with us as the surviving corporation (the “Merger”). In connection with the Merger, we changed our name to “Eternal Energy Corp.” from our original name, “Golden Hope Resources Corp.”

Business Overview

Since the Merger, we have been engaged in the exploration for petroleum and natural gas in the State of Nevada, the North Sea, and the Pebble Beach Project through the acquisition of contractual rights for oil and gas property leases and the participation in the drilling of exploratory wells.

On November 7, 2005, as part of the Merger transaction, we acquired contractual rights and interests in a joint venture with Eden Energy Corp. for the acquisition of oil and gas leases and drilling wells to explore for oil and natural gas reserves on the Big Sand Spring Valley Prospect located in Nye County, Nevada (the “BSSV Project”). As a result, we have rights to acquire a 50 percent working interest in approximately 82,184 gross acres, which rights expire in 2015 and which can be extended upon production from the leases. Effective April 17, 2006, we entered into a letter agreement with Eden Energy, with respect to the our right to participate with Eden Energy in the exploration of oil and natural gas reserves located on approximately 77,000 gross and net acres of land in central eastern Nevada (the “Cherry Creek Project”). Effective November 30, 2006, we entered into an agreement with Eden Energy relative to the Big Sand Spring Valley and Cherry Creek Prospects. The agreement provides for a release of our option in the Cherry Creek Project in exchange for an assignment of a 100 percent interest in the Big Sand Spring Valley Project. The Big Sand Spring Valley Project consists of approximately 102,000 Federal gross and net acres in Nevada. The leases are for a primary term of 10 years from and after July 1, 2005. The leases may be extended beyond the primary term by production or unitization of production therefrom.

On November 29, 2005, we acquired rights to participate in the drilling of an exploratory well in a North Sea petroleum exploration project (the “Quad 14 Project”) with International Frontier Resources Corporation (“IFR”), an oil and gas exploration company based in Calgary, Alberta, Canada. The Quad 14 Project contemplates the drilling, testing, completing, and equipping an initial exploratory test well on a 255 square kilometer block located in Quad 14 in the North Sea. The 255-kilometer acreage block is located 24 kilometers south of the 639 million barrel Claymore oil field, 20 kilometers south of the 132 million barrel Scapa oil field, and 9 kilometers north of the 592 billion cubic foot Goldeneye natural gas field. Subject to rig availability, drilling of the initial exploratory well is scheduled to commence during the fourth quarter of 2006. The agreement with IFR was amended effective May 19, 2006, to provide for Oilexco Incorporated as the operator, to decrease the percentage of the drilling costs we will fund from 15 percent to 12.50 percent, and to change our working interest in the Quad 14 Project from 10 percent to 9.1875 percent. Drilling operations commenced in March 2007.

On January 30, 2006, we acquired our second petroleum exploration project in the North Sea. We entered into an agreement with IFR to participate in the drilling of an exploratory well in a 970 square kilometer acreage block located in Quad 41 and Quad 42 in the North Sea (the “Quad 41/42 Project”). Subject to rig availability, drilling of the initial test well is tentatively scheduled to commence during the third quarter of 2007. We have a 10 percent working interest in the Quad 41/42 Project.

 In the fourth quarter of 2006, we entered into a series of agreements, as a result of which we acquired five percent (5%) of the capital stock of Pebble Petroleum, Inc. (“Pebble”), as well as the following rights and interests in the Pebble Beach Project:

- a USD$250,000 spud fee for each of the first eight wells drilled by Pebble;
- a five percent (5%) gross overriding royalty from each well drilled on certain acreage that Pebble holds rights to in western Canada (no capital outlay or other expenses to be required by us); and
- a 10 percent interest in a joint venture with a subsidiary of Pebble; the joint venture will explore and develop certain prospects located in the western United States (we pay 10 percent of all costs incurred) (collectively, “Interests”).

 In April 2007, we sold our stock in Pebble to Heartland Resources Inc., a petroleum and natural gas exploration company whose shares are listed on the TSX-Venture Exchange (“Heartland”), subject to the satisfaction of certain material terms and conditions, completion of the financing, completion of satisfactory due diligence and title reviews, approval of the TSX Venture Exchange, and other terms and conditions that are consistent with similar transactions in the oil and gas industry, in exchange for our nominal initial aggregate subscription price of our shares in Pebble ($300). We will receive payment on a CDN$882,000 convertible note due to us by Pebble, and we retained all of our Interests. Furthermore, during the five-year period following the closing of the agreement with Heartland, for every 1,000 barrels of oil Pebble produces on average per day for 30 consecutive days, Heartland will issue us 250,000 shares in Heartland, up to a maximum of 1.25 million shares. Bradley Colby, our president and director, is also a director of Heartland and the president of Pebble. Mr. Colby declared his interest in Heartland and Pebble to our Board of Directors and abstained from voting on any matters relating to either company.

Plan of Operation

For the coming year, we plan to explore our leasehold position in central eastern Nevada. At the present time, these efforts are likely to include additional gravity surveys, well studies, continued surface mapping, and the possibility of seismic data purchase or acquisition. This work will be done in preparation for drilling one exploratory well on our leases in the Big Sand Spring Valley prospect. We currently have rights to 100 percent working interest in approximately 102,000 gross and net acres which expire in 2015 and which can be extended upon production from the leases. We anticipate farming out our interest in the initial exploratory well on the Big Sand Spring Valley prospect, and therefore, capital expenditures in the coming year should be less than $100,000.

In addition, we plan to explore our leasehold positions in the Quad 41/42 Project in the North Sea. Pursuant to the agreements with the Quad 41/42 Project, we agreed to pay the Operator 15 percent of test well drilling costs, production testing costs, and all completion costs, plus our proportionate share of the royalty and annual license for the project. Lundin Petroleum AB will be Operator of the project.

The initial exploratory well on the Quad 14 Project in the North Sea was commenced on or about March 25, 2007 and plugged and abandoned on April 10, 2007. We have earned a 9.1875 percent working interest in the exploration licenses covering the Quad 14 project. In the coming year, additional 3D seismic evaluation work will be undertaken to determine if the project has any remaining exploratory potential. Expected capital requirements for this project for the coming year are expected to be less than $50,000.

Pursuant to the agreements with Pebble Petroleum, Inc., we anticipate expenditures for geological studies and evaluation, seismic data acquisition, leasehold acquisition, and possible exploratory drilling. The expenditures for this project are estimated to be approximately $1,000,000 for the coming year.

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

Research and Development

Our business plan is focused on a strategy for maximizing the long-term exploration and development of our oil and gas leases in the State of Nevada, the North Sea and the Pebble Beach Project. To date, execution of our business plan has largely focused on acquiring prospective oil and gas leases, so we have expended zero funds on research and development in each of our last two fiscal years. We intend to establish a going forward exploration and development plan.

Employees

As of April 16, 2007, our only employee is Bradley M. Colby, our President, Chief Executive Officer, Treasurer, Chief Financial Officer and Secretary. We have no full-time employees. We do not expect any material changes in the number of employees over the next 12-month period. We do and will continue to outsource contract employment as needed. However, if we are successful in our initial and any subsequent drilling programs we may retain additional employees.

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

We have a limited operating history and must be considered in the development stage. Our success is significantly dependent on a successful acquisition, drilling, completion and production program. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in us.

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

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of our development. We are engaged in the business of exploring and, if warranted, developing commercial reserves of oil and gas. Our properties are in the exploration stage only and are without known reserves of oil and gas. Accordingly, we have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

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

The potential profitability of oil and gas ventures depends upon factors beyond our control.

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

Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. The marketability of oil and gas which may be acquired or discovered will be affected by numerous factors beyond our control. These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. These factors cannot be accurately predicted and the combination of these factors may result in us not receiving an adequate return on invested capital.

Competition in the oil and gas industry is highly competitive and there is no assurance that we will be successful in acquiring the leases.

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations, and necessary drilling equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed. Our budget anticipates our acquisition of additional acreage in Nevada. This acreage may not become available or if it is available for leasing, that we may not be successful in acquiring the leases. There are other competitors that have operations in the Nevada area and the presence of these competitors could adversely affect our ability to acquire additional leases.

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

Oil and gas operations are subject to comprehensive regulation, which may cause substantial delays or require capital outlays in excess of those anticipated, causing an adverse effect on us.

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

Exploration and production activities are subject to certain environmental regulations, which may prevent or delay the commencement or continuance of our operations.

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

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved. We may become subject to liability for pollution or hazards against which we cannot adequately insure or which we may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

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

Investors' interests in us will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares or raise funds through the sale of equity securities.

In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors' interests in us will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

Our Bylaws do not contain anti-takeover provisions, which could result in a change of our management and directors if there is a take-over of us.

We do not currently have a shareholder rights plan or any anti-takeover provisions in our Bylaws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors.

Our independent auditors have expressed a reservation that we can continue as a going concern.

Our operations have been limited to general administrative operations and a limited amount of exploration. Our ability to continue as a going concern is dependent on our ability to raise additional capital to fund future operations and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to our ability to continue as a going concern.

Item 2. Description of Property.

Effective April 17, 2006, we entered into a letter agreement with Eden Energy with respect to our right to participate with Eden Energy in the Cherry Creek Project. Effective November 30, 2006, we entered into an agreement with Eden Energy relative to the Big Sand Spring Valley and Cherry Creek Prospects. The agreement provides for a release of our option in the Cherry Creek Project in exchange for an assignment of a 100 percent interest in the Big Sand Spring Valley Project. The Big Sand Spring Valley Project consists of approximately 102,000 Federal gross and net acres in Nevada. The leases are for a primary term of 10 years from and after July 1, 2005. The leases may be extended beyond the primary term by production or unitization of production therefrom.

 The Quad 14 Project entitles us the right to acquire a 9.1875 percent working interest in oil and gas licenses covering approximately 255 square kilometer acreage block located in Quad 14 Project in the North Sea. The Quad 41/42 Project entitles us the right to acquire a 10 percent working interest in oil and gas licenses covering a 970 square kilometer acreage block located in Quad 41 and Quad 42 in the North Sea. The licenses for the North Sea projects will expire in October 2007.

The agreement with Pebble Petroleum, Inc. provides us with a five percent (5%) overriding royalty interest in approximately 146,000 gross and net acres in western Canada. The Pebble Petroleum, Inc. agreement also provides us with a 10 percent working interest in approximately 4,700 acres in the western United States.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock, par value $.001, has been dually quoted on the Pink Sheets and the OTC Bulletin Board under the symbol “EERG” since November 7, 2005, and, prior to that, we were quoted under the symbol “GHPR”; however, active trading in the market of our common stock did not commence until February 2, 2006. We completed a 35-for-1 forward stock split of our issued and outstanding shares of common stock on November 7, 2005. The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by Pink Sheets. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

	Bid
	High	Low
Year ended December 31, 2006:
First Quarter	$2.00	0.50
Second Quarter	1.85	0.94
Third Quarter	1.20	0.49
Fourth Quarter	0.90	0.49

As of April 16, 2007, there were approximately 65 holders of record of our common stock.

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

Results of Operations for the Fiscal Years Ended December 31, 2006 and 2005

In 2006, we privately sold certain of our securities. We provided the holders of those securities with certain registration rights that require us to file a registration statement with the Securities and Exchange Commission to register for resale the common stock and the common stock to be issued upon exercise of the warrants. Because the ability to register those securities upon exercise is deemed to be outside our control, the initial fair value of the warrants were recorded as a financial instrument derivative liability and were marked to market at the end of each reporting period. The fair value of these warrants decreased during 2006 and therefore we recorded a gain of warrant derivatives of $4,011,654 during the year ended December 31, 2006 and a gain of $9,458 during the year ended December 31, 2005. The gain on warrant derivative liability does not affect current or future cash flow, and therefore the following discussion reflects the results of our operations before considering the gain on warrant derivative liability during each period. We filed the registration statement during 2006 and it became effective in the first quarter of 2007.

From inception to December 31, 2006, we had a loss before the gain on warrant derivative liability of $1,164,925. Of this amount, $877,005 was generated in the 2006 fiscal year and $239,595 was generated in the 2005 fiscal year.

Exploration costs in 2006 represent the amounts we incurred in our aborted attempt to acquire Zavanna Energy. We use the full cost method to account for our exploration activities and therefore do not expense any exploration costs until a prospect is abandoned.

General and administrative expenses increased from $144,755 for the year ended December 31, 2005 to $538,909 for the year ended December 31, 2006. An analysis of the increases in general and administrative expenses and the relevant components follows:

Consulting fees increased $56,366 to $65,416 as we expanded our activities, both in evaluating possible energy prospects and in developing our infrastructure necessary to support our increased activities.

During 2005, we incurred settlement costs with respect to a former director totaling $74,057. We did not incur any similar costs during 2006.

We incurred office support costs of $34,500 in 2006 from an entity controlled by our president before we were able to increase our support staff. We did not incur any similar costs in 2005.

During 2006, we commenced investor relation activities with a total cost of $22,789, up from $395 in 2005.

During 2006, the total compensation cost of our President was $179,864, including payroll taxes and related costs. His compensation costs in 2005 totaled $37,792 following the Merger in November 2005. In addition, we recorded stock-based compensation of $112,826 in 2006 related to the value of options to purchase shares of our common stock granted to an outside director. We had no stock based compensation costs recorded in 2005.

Our travel costs increased $36,537 to $37,842 in 2006 as we increased our efforts to find and acquire oil and gas prospects.

During 2006, we developed our web site at a cost of $37,102. We had no similar costs in 2005.

Professional fees increased $133,018 to $227,872 in 2006. This increase related to legal and accounting expensed resulting from our filing of a Form SB-2 and filing amended Forms 10-KSB and 10-QSB to correct the manner in which we recorded warrants issued in our private placements.

We realized $29,940 in interest income in 2006 compared to $14 in 2005. This resulted from the amounts earned on the proceeds of our private offering in the first and second quarters of 2006.

Liquidity and Capital Resources

As of December 31, 2006, our total assets were $6,646,377. We had cash balances of $2,366,810 and had invested $1,262,329 in oil and gas prospects. In addition, we have on deposit $3 million to be used for future drilling costs. We have commitments for future drilling costs totaling at least $5 million. We paid substantially all of our accounts payable and accrued liabilities at December 31, 2006 in the first quarter of 2007. During the year ended December 31, 2005, we sold equity units with net proceeds of $1,126,000, and in 2006, we sold equity units with net proceeds of $6,124,760. Each of these equity unit sales consisted of one share of our common stock and a warrant to purchase one share of our common stock. The warrant exercise price of the warrants sold in 2005 is $1.20 per share and the warrant exercise price of the warrants sold in March 2006 is $1.00 per share.

Despite our negative cash flows from operation of $540,234 and $255,599 for the years ended December 31, 2006 and 2005, respectively, and our minimum drilling costs associated with our oil and gas exploration participations of $5 million, we have been able to obtain additional operating capital through private equity funding sources. Management's plan includes the continued development and eventual implementation of our business plan. We have relied upon equity funding since inception.

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

Plan of Operation for the Next Twelve Months

Since inception, we have funded our operations from the private placement of common stock and warrants. Although we expect that, during the next 12 months, our operating capital needs will be met by our current economic resources and, if required, by additional private capital stock transactions, there can be no assurance that funds required will be available on terms acceptable to us or at all. If we are unable to raise sufficient funds on terms acceptable to us, we may be unable to complete our business plan. If equity financing is available to us on acceptable terms, it could result in additional dilution to our existing stockholders.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements at December 31, 2006.

Item 7. Financial Statements.

Our consolidated financial statements required to be included in Item 7 are set forth in the Index to Financial Statements set forth on page F-1 of this Annual Report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no disagreements in the applicable period.

Item 8A. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified under the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, including our Principal Executive Officer and our Principal Financial Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected.

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

Item 8B. Other Information.

There is no other information required to be disclosed during the fourth quarter of the fiscal year covered by this Annual Report.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Executive Officers and Directors

The following table sets forth information concerning current executive officers and directors as of April 16, 2007:

Name	Age	Position
Bradley M. Colby	50	Director, President, CEO, Treasurer, CFO and Secretary
John Anderson	43	Director

Bradley M. Colby was appointed as our President, Chief Executive Officer, Treasurer, Chief Financial Officer and Secretary, and also as a Director, on November 4, 2005. Mr. Colby has over 25 years of experience in exploration and production land and geological work, including the acquisition and disposition of producing properties, prospect generation and development, and the marketing and sale of multiple drilling joint ventures. Prior to joining us, Mr. Colby was a principal at Westport Petroleum, Inc. since December 2001, where he bought and sold producing properties for his account. From March 2000 to November 2001, Mr. Colby was the President, Chief Executive Officer and a Director of Kern County Resources Ltd., a private oil and gas exploration and production company he founded. Mr. Colby received a B.S. in Business-Minerals Land Management from the University of Colorado in 1979 and had studied petroleum engineering at the Colorado School of Mines.

John Anderson was appointed as our Director on November 4, 2005. Since May 2004, Mr. Anderson has been President, Chief Executive Officer, Secretary, Treasurer and a Director of Strategic Resources Ltd. (f/k/a Key Gold Corporation), a publicly traded Nevada corporation in the business of exploring, acquiring, and developing advanced precious metals and base metal properties (previously involved in the exploration and mining for precious and non-precious metals and other mineral resources in China). From December of 1994 to the present, Mr. Anderson has been President of Axiom, a personal consulting and investing company primarily involved in capital raising for private and public companies in North America, Europe, and Asia. From February of 2001 to the present, he has served as a Director of Wescorp Energy, Inc., a publicly traded Nevada corporation, and from March of 2003 to the present as its President and Chief Executive Officer. Mr. Anderson holds a B.A. from University of Western Ontario.

There are no family relationships among any of our directors, executive officers or key employees.

Committees

We do not have standing audit, nominating or compensation committees of the board of directors, or committees performing similar functions, and therefore the entire board of directors performs such functions. Our common stock is not currently listed on any national exchange and are we not required to maintain such committees by any self-regulatory agency. Management does not believe it is necessary for the board of directors to appoint such committees because the volume of matters that currently, and historically have, come before the board of directors for consideration permits each director to give sufficient time and attention to such matters to be involved in all decision making. Mr. Anderson is an independent director. All directors participate in the consideration of director nominees. We do not have a policy with regard to attendance at board meetings.

We do not currently have an audit committee financial expert. Management does not believe it is necessary to for the board of directors to designate an audit committee financial expert at this time due to our limited operating history and the limited volume of matters that come before the board of directors requiring such an expert.

We do not have a policy with regard to consideration of nominations of directors. We accept nominations for directors from our security holders. There is no minimum qualification for a nominee to be considered by our directors. All of our directors will consider any nomination and will consider such nomination in accordance with his or her fiduciary responsibility to us and our stockholders.

Security holders may send communications to our board of directors by writing to Eternal Energy Corp., 2549 West Main Street, Suite 202, Littleton, Colorado 80120, attention Board of Directors or any specified director. Any correspondence received at the foregoing address to the attention of one or more directors is promptly forwarded to such director or directors.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10 percent of any class of our securities registered under Section 12(g) of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10 percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of copies of such reports, we believe that there was compliance with all filing requirements of Section 16(a) applicable to our officers, directors and 10 percent stockholders during fiscal 2005.

Code of Ethics

We adopted a code of ethics that applies to all our executive officers and employees. We undertake to provide any person with a copy of our code of ethics free of charge. Please contact Mr. Bradley M. Colby at (303) 798-5235 to request a copy of our code of ethics. Management believes our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provides full, fair, accurate, timely and understandable disclosure in public reports; complies with applicable laws; ensures prompt internal reporting of code violations; and provides accountability for adherence to the code.

 Item 10. Executive Compensation.

We do not currently compensate our directors in cash for their service as members of our board of directors. We do reimburse our directors for reasonable expenses in connection with attendance at board meetings. Upon Mr. Anderson commencing his service as a director, we granted him an option to purchase 500,000 shares of our common stock with an exercise price of $1.00 per share. The option was to vest in an equal amount every six months over a three-year period. In December 2006, we exchanged those options for 350,000 new options, a third of which vested immediately and the remaining two-thirds are to vest in equal amounts every six months over a period of two years. Concurrently, we issued to Mr. Anderson a five-year stock option for the purchase of 300,000 shares of our common stock, which are to vest an equal amounts every six months over a period of three years.

The following table sets forth certain annual and long-term compensation paid to our Chief Executive Officer and our executive officers.
Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Total ($)
Bradley M. Colby, President, CEO, Treasurer, CFO, and Secretary*	2006	62,301.37	25,000	87,301.37
	2005	60,000*	125,000*	185,000
Frederick Fisher, President, CEO, Treasurer, CFO*	2005	0	0	0

* Effective November 4, 2005, Mr. Fisher resigned positions he held as our executive officers. On the same date, Mr. Colby was appointed as our President, Chief Executive Officer , Treasurer, Chief Financial Officer and Secretary.

Employment Agreements

On December 9, 2005, we entered into an Employment Agreement with Bradley M. Colby, in connection with his appointment as our President, Chief Executive Officer, Treasurer, Chief Financial Officer and Secretary, which agreement had an effective date of November 7, 2005. The Employment Agreement was amended effective December 4, 2006. The Employment Agreement, as amended, provides that Mr. Colby was entitled to a signing bonus of $125,000, payable directly to him or on his behalf, and an annual salary of $90,000 (an increase from $60,000 by amendment), as well as a discretionary annual bonus. In addition, Mr. Colby was granted an option to purchase 1,443,800 shares of our common stock at a per share exercise price of $1.00, which option will vest in an equal amount every six months over a period of three years from the effective date of the original Employment Agreement. The Employment Agreement, as amended, which has a two-year term from the effective date of the original Employment Agreement, also provides that all of the shares of our common stock held of record or beneficially by Mr. Colby are subject to a repurchase right in favor of us as follows. The original Employment Agreement provided for the following repurchase rights: with respect to the 2,500,000 shares held of record by Mr. Colby, 25% of such shares will be released from the repurchase right at the beginning of every six-month period beginning on the November 7, 2005, such that all of such shares will be released from the repurchase right on November 7, 2007. The amended Employment Agreement provides that with respect to the 2,500,000 shares held of record by Mr. Colby, 25% of the Executive Shares shall be released from the Repurchase Right on the date that is six months from the effective date of the Employment Agreement, an additional 25% shall be released on the date that is one year from the effective date of the Employment Agreement and the remaining 50% shall be released on the date that is 18 months from the effective date of the Employment Agreement such that all 2,500,000 shall be released from the Repurchase Right on the 18 month anniversary of the Employment Agreement. The Employment Agreement further provides that, with respect to the 750,000 shares held beneficially by Mr. Colby, 100% of such shares will be released from the repurchase right at the one-year anniversary of the effective date of the original Employment Agreement. Mr. Colby disclaims beneficial ownership to the 750,000 shares, which are held of record by five members of his immediate family. The Employment Agreement also imposes certain transfer restrictions on all of these shares, which are in addition to those imposed by applicable federal and state securities laws. In the event that Mr. Colby’s employment is terminated by us without cause or for good reason, then Mr. Colby will be entitled to a severance payment equal to one year of his salary, any unvested portion of his option will vest in full immediately, and the repurchase right will terminate immediately with respect to all of the 3,250,000 shares held by Mr. Colby.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options Exercisable**	Number of Securities Underlying Unexercised Options Unexercisable**	Option Exercise Price	Option Expiration Date
Bradley M. Colby	721,900	721,900	$1.00	12/9/2015

** See “Employment Agreements” above for vesting schedule.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the shares of common stock beneficially owned or deemed to be beneficially owned as of April 16, 2007 by: (i) each person whom we know beneficially owns more than 5% of our common stock, (ii) each of our directors, (iii) the executive officers named in the summary compensation table, and (iv) all such directors and executive officers as a group.

Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of our common stock that they beneficially own, subject to applicable community property laws.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 16, 2007. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

	Shares of Common	Percent of Common
	Stock Beneficially	Stock Beneficially
Name of Beneficial Owner / Management and Address	Owned (1)	Owned (1)
Bradley M. Colby (2)	3,971,900	9.2%
John Anderson (3)	225,000	0.5%
Dennis Eldjarnson	2,800,000	6.6%
RAB Special Situations (Master) Fund Ltd. (4)	3,000,000	7.1%
All directors and executive officers as a group (2 persons)	3,490,633	9.6%

Notes to Beneficial Ownership Table:

(1) Applicable percentage ownership is based on 42,550,000 shares (post-split) of common stock outstanding at April 16, 2007. The number of shares of common stock owned are those “beneficially owned” as determined under the rules of the Securities and Exchange Commission, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within sixty (60) days through the exercise of any option, warrant or right.

(2) Includes 2,500,000 shares (post-split) owned by Mr. Colby and an aggregate of 750,000 shares (post-split) owned by five members of his immediate family as to which he disclaims beneficial ownership. Also includes 721,900 shares exercisable within sixty (60) days of April 16, 2007 pursuant to an option. The business address for this person is 2549 W. Main Street, Suite 202, Littleton, Colorado 80120.

(3) Includes 225,000 shares underlying options exercisable within sixty (60) days of April 16, 2007. The business address for this person is Suite 916-925 West Georgia Street, Vancouver, British Columbia, V6C 3L2.

(4) The business address for this person is c/o RAB Capital Plc, 1 Adam Street, London WC2N 6LE, United Kingdom.

Item 12. Certain Relationships and Related Transactions.

In connection with our acquisition of the BSSV Project, and after the related 35-for-1 forward stock split and the related merger of our wholly owned subsidiary, Mr. Colby acquired beneficial ownership of 26,250,000 shares (post-split) of our common stock held by Frederick Fisher and Chris Sturdy, two former directors of ours, of which 23,000,000 shares (post-split) were then returned to us for cancellation by Mr. Colby and are no longer outstanding. As a result, Mr. Colby acquired 3,250,000 shares (post-split) of our common stock (including an aggregate of 750,000 shares (post-split) owned by five members of his immediate family as to which he disclaims beneficial ownership).

 Item 13. Exhibits.
INDEX TO EXHIBITS

Exhibit	Description of Exhibit

3(i).1	Articles of Incorporation filed with the Nevada Secretary of State on July 25, 2003. (Incorporated by reference to Exhibit 3.1 of our Form 10-SB filed August 18, 2004.)
3(i).2	Certificate of Change filed with the Nevada Secretary of State effective November 7, 2005. (Incorporated by reference to Exhibit 3(i).2 of our Current Report on Form 8-K filed November 9, 2005.)
3(i).3	Articles of Merger filed with the Nevada Secretary of State effective November 7, 2005. (Incorporated by reference to Exhibit 3(i).3 of our Current Report on Form 8-K filed November 9, 2005.)
3(ii).1	Bylaws, adopted July 18, 2003. (Incorporated by reference to Exhibit 3.2 of our Form 10-SB filed August 18, 2004.)
3(ii).2	Amendment No. 1 to Bylaws, adopted November 4, 2005. (Incorporated by reference to Exhibit 3(ii) of our Current Report on Form 8-K filed November 9, 2005.)
10.1
Agreement and Plan of Merger between Golden Hope Resources Corp. (renamed Eternal Energy Corp.) and Eternal Energy Corp., filed with the Nevada Secretary of State effective November 7, 2005. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed November 9, 2005.)

10.2
Purchase and Sale Agreement between Eternal Energy Corp. and Merganser Limited, dated November 7, 2005. (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed November 9, 2005.)

10.3	Form of Subscription Agreement for November 2005 private placement. (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed November 9, 2005.)
10.4	Form of Common Stock Purchase Warrant for November 2005 private placement. (Incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed November 9, 2005.)
10.5	Registration Rights Agreement for November 2005 private placement. (Incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed November 9, 2005.)
10.6
Letter Agreement by and between Eternal Energy Corp. and International Frontier Resources Corporation. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed December 5, 2005.)

10.7	Employment Agreement by and between Eternal Energy Corp. and Bradley M. Colby. (Incorporated by reference to Exhibit 10.1 of our Amended Current Report on Form 8-K/A filed June 29, 2006).
10.8
First Amendment to Employment Agreement by and between Eternal Energy Corp. and Bradley M. Colby (Incorporated by reference to Exhibit 10.1(a) of our Current Report on Form 8-K filed December 8, 2006).

10.9
Letter Agreement by and between Eternal Energy Corp. and International Frontier Resources Corporation Relating to Quad 41 and Quad 42 dated January 30, 2006. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 3, 2006.)

10.10
Amended and Restated Letter Agreement by and between Eternal Energy Corp. and International Frontier Resources Corporation Relating to Quad 14 dated January 30, 2006. (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed February 3, 2006.)

10.11
Finder’s Fee Agreement by and between Eternal Energy Corp. and Taverham Company Ltd. dated January 30, 2006. (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed February 3, 2006.)

10.12	Form of Subscription Agreement for March 2006 private placement. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed March 8, 2006.)
10.13	Form of Common Stock Purchase Warrant for March 2006 private placement. (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed March 8, 2006.)
10.14	Form of Registration Rights Agreement for March 2006 private placement. (Incorporated by reference to Exhibit 10.1 of our Amended Current Report on Form 8-K/A filed March 29, 2006.)
10.15	Letter Agreement between us and Eden Energy Corp. dated April 14, 2006 (Incorporated by reference to Exhibit 10.1 our Current Report on Form 8-K filed April 21, 2006).
10.16
Letter Agreement effective as of May 19, 2006, by and among Eternal Energy Corp., International Frontier Resources Corporation, Palace Exploration Company Limited, Oilexco Incorporated, and Challenger Minerals (North Sea) Limited (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed May 23, 2006).

10.17*	Letter Agreement dated October 15, 2006, by and among Eternal Energy Corp., Fairway Exploration, LLC, Prospector Oil, Inc., and 0770890 B.C. Ltd.**
10.18*	Letter Agreement dated October 26, 2006, by and among Eternal Energy Corp., Fairway Exploration, LLC, Prospector Oil, Inc., 0770890 B.C. Ltd., and Rover Resources Inc.**
10.19*	Letter Agreement dated February 28, 2007, by and among Eternal Energy Corp., Pebble Petroleum Inc., Emerald Bay Holdings Ltd., and Heartland Resources Inc.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 ____________
*   Filed herewith.
** Portions omitted pursuant to a request for confidential treatment.

Item 14. Principal Accountant Fees and Services.

For the years ended December 31, 2005, and December 31, 2006, Kelly & Co. (“Kelly”) audited our consolidated financial statements and provided tax return and tax related services. On November 4, 2005, we dismissed Franklin Griffith and Associates (“Griffith”) as our principal accountant effective on such date. On November 4, 2005, the registrant appointed Kelly as our new principal accountant. For the year ended December 31, 2004, Griffith audited our consolidated financial statements.

The aggregate fees billed for professional services by the accountants in 2005 and 2006 were as follows:

	2005	2006

Audit Fees	$25,500	$21,695

Audit Related Fees (1)	$5,230	34,535

Tax Fees	$0	0

All Other Fees	$0	8,340

Total	$30,730	$64,570
________________
(1) Quarterly review fees; Amendments to 10-KSB (2005) and 10-QSB (2006 Q1).
(2) Registration statment review fees.

It is the Board’s policy and procedure to approve in advance all audit engagement fees and terms and all permitted non-audit services provided by our independent auditors. We believe that all audit engagement fees and terms and permitted non-audit services provided by our independent auditors as described in the above table were approved in advance by our Board.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

ETERNAL ENERGY CORP.

By:	/s/ BRADLEY M. COLBY
Bradley M. Colby
President, Chief Executive Officer, Secretary, Treasurer, and Chief Financial Officer

Date: April 16, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of us and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRADLEY M. COLBY	President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director	April 16, 2007
Bradley M. Colby	(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

/s/ JOHN ANDERSON	Director	April 16, 2007
John Anderson

Eternal Energy Corp.
(A Company in the Development Stage)

Financial Statements

As of December 31, 2006,
For Each of the Two Years in the Period Ended December 31, 2006 and
For the Period From July 25, 2003 (Inception) to December 31, 2006

Eternal Energy Corp.
(A Company in the Development Stage)

Index to the Financial Statements

As of December 31, 2006,
For Each of the Two Years in the Period Ended December 31, 2006 and
For the Period From July 25, 2003 (Inception) to December 31, 2006

Report of Independent Registered Public Accounting Firm

Board of Directors and the Shareholders
Eternal Energy Corp.

We have audited the accompanying balance sheet of Eternal Energy Corp. (a Nevada corporation) (a Company in the Development Stage), as of December 31, 2006 and the related statements of operations and cash flows for the two year then ended and for the period from July 25, 2003 (inception), to December 31, 2006, and the statement of stockholders' equity for the period from July 25, 2003 (inception), to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and the results of its operations and its cash flows for the two years then ended and for the period from July 25, 2003 (inception), to December 31, 2006, and the statement of stockholders' equity for the period from July 25, 2003 (inception), to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Kelly & Company
Kelly & Company
Costa Mesa, California
April 13, 2007

Eternal Energy Corp.
(A Company in the Development Stage)

Balance Sheet

December 31, 2006

ASSETS

Current assets:
Cash	$2,366,810
Prepaid rent	12,828

Total current assets	2,379,638
Leasehold improvements	17,120
Oil and gas properties	1,245,209
Deposits	3,004,410

Total assets	$6,646,377
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$207,431
Accrued officer's payroll	15,520
Warrant derivative liability	2,069,949

Total current liabilities	2,292,900

Commitments and contingencies

Stockholders' equity:
Common stock, $.001 par value, 875,000,000 shares authorized, 42,550,000 shares issued and outstanding	42,550
Additional paid-in capital	1,454,740
Earnings accumulated during the development stage	2,856,187

Total stockholders' equity	4,353,477

Total liabilities and stockholders' equity	$6,646,377

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.
(A Company in the Development Stage)

Statements of Operations

For the Each of the Two Years in the Period Ended December 31, 2006 and
For the Period From July 25, 2003 (Inception) to December 31, 2006

			For the
			Period From
			July 25, 2003
	December 31,		(Inception) to
	2006	2005	December 31, 2006
Operating expenses:
Exploration costs	$140,164	$-	$164,764
General and administrative	538,909	144,755	688,317
Professional fees	227,872	94,854	341,809
Gain on warrant derivative	(4,011,654)	(9,458)	(4,021,112)

Total operating gain (loss)	3,104,709	(230,151)	2,826,222

Interest income	29,940	14	29,965

Net income (loss)	$3,134,649	$(230,137)	$2,856,187
Net income (loss) per common share, basic and diluted	$0.08	$-	$0.07
Weighted average number of shares outstanding, basic and diluted	39,170,170	47,513,847	42,227,986

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.
(A Company in the Development Stage)

Statements of Stockholders' Equity

For the Period From July 25, 2003 (Inception) to December 31, 2006

				Earnings
				(Deficit)
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Balance, July 25, 2003 (Inception)	-	-	-	-	-
Common stock issued for cash in July 2003 at $0.00057 per share	8,750,000	$8,750	$(3,750)	-	$5,000
Common stock issued for mining claims based upon the fair value of the stock of $0.00057 per share in July 2003	17,500,000	17,500	(7,500)	-	10,000
Net loss	-	-	-	$(14,553)	(14,553)
Balance, December 31, 2003	26,250,000	26,250	(11,250)	(14,553)	447
Common stock issued for cash at $0.00143 per share in February 2004	24,500,000	24,500	10,500	-	35,000
Net loss	-	-	-	(33,772)	(33,776)
Balance, December 31, 2004	50,750,000	50,750	(750)	(48,325)	1,675
Cancellation of shares	(23,000,000)	(23,000)	23,000	-	-
Common stock and warrants issued for cash in December 2005 at $1.00 per equity unit	1,126,000	1,126	1,124,874	-	1,126,000
Value of warrant derivative	-	-	(84,900)	-	(84,900)
Net loss	-	-	-	(230,137)	(230,137)
Balance, December 31, 2005	28,876,000	$28,876	$1,062,224	$(278,462)	$812,638

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.
(A Company in the Development Stage)

Statements of Stockholders' Equity

For the Period From July 25, 2003 (Inception) to December 31, 2006

				Earnings
				(Deficit)
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Balance, December 31, 2005	28,876,000	$28,876	$1,062,224	$(278,462)	$812,638
Common shares and warrants issued for cash at various dates in 2006 at $0.50 per equity unit	13,124,000	13,124	6,548,876	-	6,562,000
Value of warrant derivative	-	-	(6,196,472)	-	(6,196,472)
Finders fee related to sale of equity units	-	-	(440,240)	-	(440,240)
Shares issued as finders fee for oil and gas properties acquired at $0.18 per share	350,000	350	65,625	-	65,975
Exercise of warrants at $1.00 per share	200,000	200	199,800	-	200,000
Value of warrant derivative at exercise	-	-	102,100	-	102,100
Stock-based compensation	-	-	112,827	-	112,827
Net income	-	-	-	3,134,649	3,134,649
Balance, December 31, 2006	42,550,000	$42,550	$1,454,740	$2,856,187	$4,353,477

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.
(A Company in the Development Stage)

Statements of Cash Flows

For Each of the Two Years in the Period Ended December 31, 2006 and
For the Period From July 25, 2003 (Inception) to December 31, 2006

			For the
			Period From
			July 25, 2003
	December 31,		(Inception) to December 31,
	2006	2005	2006
Cash flows provided by (used in) operating activities:
Net income (loss)	$3,134,649	$(230,137)	$2,856,187
Adjustments to reconcile net loss to net cash used by operating activities:
Gain on warrant derivative	(4,011,654)	(9,458)	(4,021,112)
Stock-based compensation	112,827	-	112,827
Changes in operating assets and liabilities:
Decrease (increase) in prepaid compensation	76,250	(76,250)	-
Increase in prepaid rent	(12,828)	-	(12,828)
Increase in accounts payable and accrued liabilities	169,044	16,204	207,431
Increase (decrease) in accrued officer's payroll	(8,522)	44,042	15,520
Net cash used in operating activities	(540,234)	(255,599)	(841,975)

Cash flows used in investing activities:
Additions to oil and gas properties	(422,234)	(757,000)	(1,179,234)
Leasehold improvements	(17,120)	-	(17,120)
Deposit	(3,004,410)	-	(3,004,410)

Net cash used in investing activities	(3,443,764)	(757,000)	(4,200,764)
Cash flows provided by financing activities:
Net proceeds from issuance of common stock and warrants	6,033,549	1,126,000	7,209,549
Proceeds from the exercise of warrants	200,000	-	200,000
Net cash provided by financing activities	6,233,549	1,126,000	7,409,549

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.
(A Company in the Development Stage)

Statements of Cash Flows

For Each of the Two Years in the Period Ended December 31, 2006 and
For the Period From July 25, 2003 (Inception) to December 31, 2006

			For the
			Period From
			July 25, 2003
	December 31,		(Inception) to
	2006	2005	December 31, 2006

Net increase in cash	2,249,551	113,401	2,366,810
Cash - beginning of period	117,259	3,858	-

Cash - end of period	$2,366,810	$117,259	$2,366,810

Supplemental Cash Flow Information
			For the
			Period From
			July 25, 2003
	December 31,		(Inception) to
	2006	2005	December 31, 2006
Cash paid during the year ended December 31, 2006 and 2005 for:
Interest	-	-	-
Income taxes	-	-	-
Fair value of common shares issued in connection with oil and gas property acquisitions	$65,975	-	$65,975

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.
(A Company in the Development Stage)

Notes to the Financial Statements

As of December 31, 2006,
For Each of the Two Years in the Period Ended December 31, 2006 and
For the Period From July 25, 2003 (Inception) to December 31, 2006

1.  Description of Business and Development Stage Operations

Eternal Energy Corp. (the "Company") was incorporated in the state of Nevada on July 25, 2003. The Company's business plan is to engage in the acquisition, exploration and development of natural resource properties. At December 31, 2006, the Company has entered into participation agreements related to oil and gas exploration projects in the Big Sand Spring Valley Prospect located in Nye County, Nevada, UKCS Quad 14, UKCS Quad 41 and UKCS Quad 42 located in the North Sea. The Company's mining claims in British Columbia lapsed during 2005.

2. Summary of Significant Accounting Policies

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Development Stage Operations

The Company is considered a development stage company in accordance with Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 7, Accounting and Reporting by Development Stage Enterprises. Its operations have been limited to general administrative operations and a limited amount of exploration with minimum future drilling obligations of $5 million as of December 31, 2006. The Company's ability to continue as a going concern is dependent on its ability to raise additional capital to fund future operations and ultimately to attain profitable operations (see Note 5, Financial Results, Liquidity, and Management's Plan).

Concentration of Credit Risk

At December 31, 2006, the Company had $2,266,810 on deposit that exceeded the United States FDIC federally insured limit. The Company believes this credit risk is mitigated due to the financial strength of the financial institution.

Oil and Gas Properties

The Company follows the full cost method of accounting for its investments in oil and gas properties. Accordingly, all costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized as incurred. The Company has not capitalized any interest or any of its internal costs related to its investments in oil and gas properties.

Eternal Energy Corp.
(A Company in the Development Stage)

Notes to the Financial Statements

As of December 31, 2006,
For Each of the Two Years in the Period Ended December 31, 2006 and
For the Period From July 25, 2003 (Inception) to December 31, 2006

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

At December 31, 2006 all of the Company’s investments in oil and gas properties are in the exploration stage, and therefore are not subject to the ceiling test.

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

Accounting for Stock-Based Employee Compensation

In November 2005, the Company granted options to purchase shares of common stock to its president. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for grants using the intrinsic value method described in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under the intrinsic value method, no stock-based employee compensation cost is recorded when the exercise price is equal to, or higher than, the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R), Accounting for Stock-Based Compensation, to stock-based employee compensation, using the straight-line method, for the following periods.

Eternal Energy Corp.
(A Company in the Development Stage)

Notes to the Financial Statements

As of December 31, 2006,
For Each of the Two Years in the Period Ended December 31, 2006 and
For the Period From July 25, 2003 (Inception) to December 31, 2006

2. Summary of Significant Accounting Policies, Continued

Accounting for Stock-Based Employee Compensation, Continued

			For the
			Period From
			July 25, 2003
	December 31,		(Inception) to
	2006	2005	December 31, 2006
Net income (loss), as reported	$3,134,649	$(230,137)	$2,856,187
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(62,420)	(9,159)	(71,579)
Pro forma net income (loss)	$3,072,229	(239,296)	2,784,608
Net income (loss) per share:
Basic and diluted - as reported	$(0.08)	-	$(0.07)
Basic and diluted - pro forma	$(0.07)	-	$(0.07)

Stock Split

In November 2005, the Company forward split its outstanding common shares 35 for 1. All capital accounts, historical share amounts, weighted average share, and loss per share have been restated as if this forward split occurred at inception.

Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed in the same way as basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2006, the Company had outstanding stock options and warrants that can be converted into 15,993,800 shares of common stock. The options and warrants would have an anti-dilutive effect and, therefore, are not included in diluted income (loss) per share.

Eternal Energy Corp.
(A Company in the Development Stage)

Notes to the Financial Statements

As of December 31, 2006,
For Each of the Two Years in the Period Ended December 31, 2006 and
For the Period From July 25, 2003 (Inception) to December 31, 2006

2. Summary of Significant Accounting Policies, Continued

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

New Accounting Pronouncements

In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, Accounting for Registration Rights Payment Arrangements. This Staff Position changes the way registration rights arrangements are recorded. This Staff Position no longer requires warrants and embedded conversion features with registration rights arrangements to be treated as derivative instruments. This Staff Position requires that these instruments be recorded as if they had not been recorded as a derivative instrument at their inception and the difference recorded as a cumulative effect of change in accounting principal. This Staff Position cannot be implemented by the Company until 2007. The effect of this Staff Position on the Company’s financial statements is disclosed in Note 9 below.

Eternal Energy Corp.
(A Company in the Development Stage)

Notes to the Financial Statements

As of December 31, 2006,
For Each of the Two Years in the Period Ended December 31, 2006 and
For the Period From July 25, 2003 (Inception) to December 31, 2006

2. Summary of Significant Accounting Policies, Continued

New Accounting Pronouncements, Continued

In December 2004, the FASB issued SFAS No. 123 (R), Share-Based Payment. This Statement eliminates the use of the intrinsic value method described in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. We adopted the provisions of Statement No. 123 (R) on January 1, 2006 when it became a mandatory requirement and will utilize the prospective reporting method. The Company does not expect the adoption of this statement to have a material impact on its financial position, results of operations or cash flows.

3.  Oil and Gas Properties

The Company has entered into participation agreements in three exploratory oil and gas properties. Two of these agreements were entered into during the year ended December 31, 2005 and the third was entered into in January 2006. The agreements provide for the Company to have working interests in the wells, if they are successful, ranging from 9.1875% to 100%. The Company paid certain amounts upon execution of the agreements, and is obligated to share in the drilling costs of the exploratory wells. In addition, the Company has agreed to issue shares of its common stock based upon the proven reserves of one of the properties. A description of the oil and gas properties follows.

Big Sand Spring Valley Prospect

The Company acquired a 50% working interest in the property and an option on a 50% working interest in the Cherry Creek Project, for an initial payment of $667,000 and the obligation for a future payment of $2,000,000 which represents 50% of the initial drilling costs. On November 30, 2006 the Company obtained the other 50% working interest in the Big Sand Spring Valley Prospect in exchanges for cash payments totaling $300,000 and the transfer of the Company’s option on the Cherry Creek project. In addition, the Company is obligated to issue one million shares of its common stock for each ten million equivalent barrels of net proven oil reserves developed. At December 31, 2006 the Company was not obligated to fund any additional drilling costs nor are there any net proven oil reserves on the property. This participation agreement has a term of ten years.

Eternal Energy Corp.
(A Company in the Development Stage)

Notes to the Financial Statements

As of December 31, 2006,
For Each of the Two Years in the Period Ended December 31, 2006 and
For the Period From July 25, 2003 (Inception) to December 31, 2006

3.  Oil and Gas Properties, Continued

North Sea Quad 14

The Company acquired a 9.1875% working interest in this property for an initial payment of $90,000 which is designated as payment for 3-D seismic costs. In March 2006, the Company placed a $1.5 million deposit to serve as a cash bond which represents its share of the estimated the $10 million drilling costs of this exploratory well. In addition, the Company is obligated to pay 12.5% of production testing, completion, and other costs. The test well has not been completed as of December 31, 2006.

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

The Company issued 350,000 shares of its common stock with a fair value of $65,975 in connection with its acquisition of its interests in the North Sea Quad 14, 41, and 42 prospects.

Pebble Beach Project

In the fourth quarter of 2006, the Company acquired five percent (5%) of the capital stock of Pebble Petroleum, Inc. (“Pebble”), as well as the following rights and interests in the Pebble Beach Project:

-	a $250,000 spud fee for each of the first eight wells drilled by Pebble:

-	a five percent (5%) gross overriding royalty from each well drilled on certain acreage that Pebble holds rights to in western Canada; and

-	a 10 percent (10%) interest in a joint venture with a subsidiary of Pebble that expects to explore and develop certain prospects located in the western United States

In April 2007, the Company sold its stock in Pebble to Heartland Resources Inc., a petroleum and natural gas exploration company (:Heartland”), in for CDN$882,000.

4. Deferred Income Taxes

The Company's net income for the year ended December 31, 2006 and for the period from July 25, 2003 (inception) to December 31, 2006 results from the decrease in the value of the warrant derivative liability since its recordation. This liability and the resulting gain or loss does not enter into the determination of taxable income or loss. Further, in January 2007, the Company recorded a cumulative effect of a change in accounting as described in Note 9, which reversed the gain on warrant derivative liability.

There is no current or deferred income tax provision due to the Company's historical losses excluding gain on warrant derivative liability and valuation allowance.

Eternal Energy Corp.
(A Company in the Development Stage)

Notes to the Financial Statements

As of December 31, 2006,
For Each of the Two Years in the Period Ended December 31, 2006 and
For the Period From July 25, 2003 (Inception) to December 31, 2006

4. Deferred Income Taxes, Continued

Significant components of the Company's deferred income tax assets and liabilities at December 31, 2006 and 2005 are as follows:

	2006	2005

Deferred income tax assets (liabilities):
Net operating loss carryforward	$379,644	$81,462
Valuation allowance	(379,644)	(81,462)

Net deferred income tax asset	-	-

The Company, based upon its history of losses excluding gain on warrant derivative liability and management's assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will not be realized through future taxable earnings and has established a valuation allowance for them. The valuation allowance increased by $298,182 during the year ended December 31, 2006.

Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:

			For the
			Period From
			July 25, 2003
	For the Year Ended December 31,		(Inception) to December 31,
	2006	2005	2006

Tax expense at U.S. .statutory rate	34.0%	(34.0)%	(34.0)%
Change in valuation allowance	9.5%	35.4%	47.9%
Gain on warrant derivative liability	(43.5)%	(1.4)%	(13.9)%

Effective income tax rate	-	-	-

The Company has federal net operating loss carryforwards of $1,164,925. The federal net operating loss carryforwards will begin to expire in 2023. A portion of the net operating loss carry-forwards may not be available to be realized by the Company because of a change in the ownership of the Company's shares of common stock. Due to the uncertainty of its realization and anticipated limitations on the loss carry-forward, a full valuation allowance has been provided for the deferred tax asset.

Eternal Energy Corp.
(A Company in the Development Stage)

Notes to the Financial Statements

As of December 31, 2006,
For Each of the Two Years in the Period Ended December 31, 2006 and
For the Period From July 25, 2003 (Inception) to December 31, 2006

5. Commitments and Contingencies

Financial Results, Liquidity and Management's Plan

The Company has incurred net losses exclusive of the gain on warrant derivatives for the years ended December 31, 2006 and 2005 and the period from July 25, 2003 (inception) to December 31, 2006 of $880,005, $239,595, and $1,164,925, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. Despite its negative cash flows from operations of $540,234, $255,599, and $841,975 for December 31, 2006 and 2005 and for the period from July 25, 2003 (inception) to December 31, 2006, respectively, the Company has been able to obtain additional operating capital through private equity funding sources. Management's plans include the continued development and eventual implementation of its business plan.

No assurances can be given that the Company can obtain sufficient working capital through the sale of the Company's common stock and borrowing or that the development and implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Litigation

The Company is not aware of any litigation matters pending or threatened as of December 31, 2006 that will materially affect the Company's financial statements. The Company may in the future become involved in matters of litigation that the Company considers ordinary routine litigation incidental to the Company's business. The Company's policy is to accrue during a period, as a charge to operations, amounts related to legal matters if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, as required by SFAS No. 5, Accounting for Contingencies.

Drilling Cost Obligations

As discussed in Note 3, the Company is obligated to fund its share of drilling costs related to its participation in three exploratory oil and gas wells. The minimum obligation on these wells is $5 million, none of which has been expended at December 31, 2006.

Employment Agreement

The Company entered into an employment agreement with its president. This agreement has a term of two years, provides for annual compensation of $90,000 and a signing bonus of $165,000, of which $90,000 has been paid at December 31, 2006. In addition, the Company granted to its president options to purchase 1,443,800 shares of the Company’s

Eternal Energy Corp.
(A Company in the Development Stage)

Notes to the Financial Statements

As of December 31, 2006,
For Each of the Two Years in the Period Ended December 31, 2006 and
For the Period From July 25, 2003 (Inception) to December 31, 2006

5. Commitments and Contingencies, Continued

Employment Agreement, Continued

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

Lease

The Company entered into a lease for its corporate offices. The lease commences February 1, 2007 and has a term of 48 months. Annual rents due under this lease are as follows:

Year	Amount

2007	$44,096
2008	49,685
2009	51,178
2010	52,782
2011	4,410

Total	$202,151

Eternal Energy Corp.
(A Company in the Development Stage)

Notes to the Financial Statements

As of December 31, 2006,
For Each of the Two Years in the Period Ended December 31, 2006 and
For the Period From July 25, 2003 (Inception) to December 31, 2006

6. Loss Per Share

The following is a reconciliation of the number of shares used in the calculation of basic loss per share and diluted loss per share for the years ended December 31, 2006 and December 31, 2005 and for the period from July 25, 2003 (inception) to December 31, 2006:

			For the
			Period From
			July 25, 2003
	December 31,		(Inception) to December 31,
	2006	2005	2006

Net income (loss)	$3,134,649	$(230,137)	$2,856,187
Weighted-average number of common shares outstanding	39,170,170	47,513,847	42,227,986
Incremental shares from the assumed exercise of dilutive stock options	-	-	-
Diluted common shares outstanding	39,170,170	47,513,847	42,227,986
Net loss per share, basic and diluted	$(0.08)	$-	$0.07

The following securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive:

			For the
			Period From
			July 25, 2003
	December 31,		(Inception) to December 31,
	2006	2005	2006
Options to purchase common stock	1,943,800	1,443,800	1,943,800
Warrants to purchase common stock	14,050,000	-	14,050,000

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

Eternal Energy Corp.
(A Company in the Development Stage)

Notes to the Financial Statements

As of December 31, 2006,
For Each of the Two Years in the Period Ended December 31, 2006 and
For the Period From July 25, 2003 (Inception) to December 31, 2006

7.  Stock Based Compensation, Continued

The Company applies APB Opinion No. 25 in accounting for stock options granted to employees and does not recognize compensation expense when the exercise price of the options equals or exceeds the fair value of the shares on the date of grant. SFAS No. 123(R) requires pro forma earnings information determined as if employee stock options were accounted for under the fair value method and is disclosed in Note 2.

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

The assumptions used in the Black-Scholes option pricing model for the stock options granted during the years ended December 31, 2006 and 2005 and for the period from July 25, 2003 (inception) to December 31, 2006 were as follows:

			For the
			Period From
			July 25, 2003
	December 31,		(Inception) to December 31,
	2006	2005	2006
Risk-free interest rate	4.41%	4.60%	4.60%
Expected volatility of common stock	1.01	1.01	1.01
Dividend yield	$0.00	$0.00	$0.00
Expected life of options	3 years	3 years	3 years
Weighted average fair market value of options granted	$0.3032	$0.1297	$0.3032

8. Equity Transactions

Common Shares Split

In November 2005, the Company’s Board of Directors approved a 35 for 1 forward split of its issued and outstanding common shares. All capital accounts, historical share amounts, weighted share and loss per share data give effect to this stock split in all periods presented.

Redemption of Common Shares

In November 2005, an officer of the Company contributed 23 million common shares to the Company for cancellation. In addition, he received a cash payment for prior services of $75,000 and cancelled all amounts otherwise due.

Eternal Energy Corp.
(A Company in the Development Stage)

Notes to the Financial Statements

As of December 31, 2006,
For Each of the Two Years in the Period Ended December 31, 2006 and
For the Period From July 25, 2003 (Inception) to December 31, 2006

8. Equity Transactions, Continued

Sale of Equity Units

In the first and second quarters of 2006, the Company sold 13,124,000 equity units through a private placement offering. Each equity unit consisted of one share of the Company’s common stock and one warrant to purchase a share of the Company’s common stack at $1.00 per share. The per equity unit price was $0.50 for an aggregate value of $6,562,000. The Company paid $440,240 as finders fees related to this offering.

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

Exchange Common Shares for Mining Claims

In July 2003, a former officer who at the time was a major shareholder exchanged mining claims that he had bought for $10,000 for 17,500,000 shares of common stock or $0.00057 per share based upon the fair value of the common stock at that time.

Warrants

	2006		2005
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price
Outstanding, beginning of the year	1,126,000	$1.20	-	-
Issued	13,124,000	$1.00	1,126,000	$1.20
Exercised	(200,000)	$1.00	-	-
Outstanding, end of the year	14,050,000	$1.16	1,126,000	$1.20
Exercisable, end of the year	14,050,000	$1.16	-	$1.20

The warrants are exercisable at anytime until they expire.

Eternal Energy Corp.
(A Company in the Development Stage)

Notes to the Financial Statements

As of December 31, 2006,
For Each of the Two Years in the Period Ended December 31, 2006 and
For the Period From July 25, 2003 (Inception) to December 31, 2006

8. Equity Transactions, Continued

Exercise of Warrants

In the third quarter of 2006, warrants to purchase 200,000 shares of the Company’s common stock were exercised, with net proceeds to the Company of $200,000.

Warrant Derivative Liability

The holders of the warrants to purchase shares of the Company’s common stock have registration rights that require the Company to file a registration statement with the Securities and Exchange Commission to register for resale the common stock to be issued upon exercise of the warrants. Because the ability to register the shares to be issued upon exercise is deemed to be outside the control of the Company, the initial fair value of the warrants were recorded as a financial instrument derivative liability and are marked to market at the end of each reporting period. The registration statement became effective in the first quarter of 2007.

The Company estimated the fair value of the warrants using the Black-Scholes valuation model with the following assumptions:

		December 31,
	Inception	2005

Term	24 months	22 months
Risk free interest rate	4.30% to 4.92%	4.34%
Volatility	101%	101%
Dividend	-0-	-0-

Shares Reserved for Future Issuance

The Company has reserved shares for future issuance upon exercise of outstanding options and warrants as follows:

Options	1,943,800
Warrants	14,050,000

Total	15,993,800

These amounts do not include any shares that may have to be issued upon the discovery of net proved reserves in the Nevada oil and gas property.

Eternal Energy Corp.
(A Company in the Development Stage)

Notes to the Financial Statements

As of December 31, 2006,
For Each of the Two Years in the Period Ended December 31, 2006 and
For the Period From July 25, 2003 (Inception) to December 31, 2006

9. Subsequent Event

Cumulative Effect of Change in Accounting Principal

In December 2006, FASB issued FASB Staff Position No. EITF 00-19-2, Accounting for Registration Rights Payment Arrangements. This Staff Position is required to be adopted in 2007 and recorded as a change in accounting principal. On January 1, 2007 the Company recorded a cumulative effect of change in accounting principal and increased accumulated deficit by $4,021,112, increased additional paid in capital by $6,091,061 and decreased financial instrument derivative liability by $2,069,949.