Form 10QSB
period 2007-03-31
Eternal Energy Corp.
filed 2007-05-15
CIK 1282613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal quarter ended March 31, 2007

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

Number of shares outstanding as of the close of business on May 14, 2007:

TITLE OF CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.001 par value.	42,550,000

Transitional Small Business Disclosure Format (Check one):
Yes ☐              No   ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Eternal Energy Corp.
(A Company in the Development Stage)

Financial Statements

As of March 31, 2007 and
For Each of the Three-Month Periods Ended March 31, 2007 and 2006 and
For the Period From July 25, 2003 (Inception) to March 31, 2007

Eternal Energy Corp.
(A Company in the Development Stage)

Index to the Financial Statements

As of March 31, 2007 and
For Each of the Three-Month Periods Ended March 31, 2007 and 2006 and
For the Period From July 25, 2003 (Inception) to March 31, 2007

Financial Statements of Eternal Energy Corp.:

Balance Sheet as of March 31, 2007	F-1

Statements of Operations For Each of the Three-Month Periods Ended March 31, 2007 and 2006 and for the Period from July 25, 2003 (Inception) to March 31, 2007	F-2

Statements of Cash Flows For Each of the Three-Month Periods Ended March 31, 2007 and 2006 and for the Period From July 25, 2003 (Inception) to March 31, 2007	F-3

Notes to the Financial Statements as of March 31, 2007 and For Each of the Three-Month Periods Ended March 31, 2007 and 2006 and for the Period From July 25, 2003 (Inception) to March 31, 2007	F-5

Eternal Energy Corp.
(A Company in the Development Stage)

Balance Sheet

March 31, 2007

ASSETS

Current assets:
Cash	$1,891,133
Equipment and leasehold improvements, net of accumulated depreciation and amortization of $972	21,780
Oil and gas properties	1,620,808
Deposits	3,004,410

Total assets	$6,538,131

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$201,557
Accrued compensation costs	15,337

Total current liabilities	216,894

Commitments and contingencies
Stockholders' equity:
Common stock, $.001 par value, 875,000,000 shares authorized, 42,550,000 shares issued and outstanding	42,550
Additional paid-in capital	7,591,846
Deficit accumulated during the development stage	(1,313,159)

Total stockholders' equity	6,321,237

Total liabilities and stockholders' equity	$6,538,131

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.
(A Company in the Development Stage)

Statements of Operations

For Each of the Three-Month Periods Ended March 31, 2007 and 2006 and
For the Period From July 25, 2003 (Inception) to March 31, 2007

			For the
			Period From
			July 26, 2003
	For the Three-Month Period Ended		(Inception) to
	March 31, 2007	March 31, 2006	March 31, 2007
Operating expenses:
Exploration costs	-	-	$164,764
General and administrative	133,909	$87,222	822,226
Professional fees	29,610	1,355	371,419
Loss (gain) on warrant derivative	-	3,918,832	(4,021,112)
Total operating (income) loss	163,519	4,007,409	(2,662,703)
Interest (income)	(15,285)	-	(45,250)
(Income) loss before cumulative effect of change in accounting principal	148,234	4,007,409	(2,707,953)
Cumulative effect of the change in accounting principal	(4,021,112)	-	(4,021,112)
Net loss	$(4,169,346)	$(4,007,409)	$(1,313,159)
Net loss per common share, basic and diluted	$(0.10)	$(0.13)	$(0.03)
Weighted average number of shares outstanding, basic and diluted	42,550,000	29,970,956	51,100,273

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.
(A Company in the Development Stage)

Statements of Cash Flows

For Each of the Three-Month Periods Ended March 31, 2007 and 2006 and
For the Period From July 25, 2003 (Inception) to March 31, 2007

			For the
			Period From
			July 25, 2003
	For the Three-Month Period Ended		(Inception) to
	March 31, 2007	March 31, 2006	March 31, 2007
Cash flows provided by (used in) operating activities:
Income (loss) before cumulative effect of change in accounting principal	$(148,234)	$(4,007,409)	$2,707,953
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Non cash transactions:
Stock-based compensation	46,045	12,288	158,872
Depreciation and amortization	972	-	972
Loss (gain) on derivatives	-	3,918,832	(4,021,112)
Changes in operating assets and liabilities:
Decrease in prepaid compensation	-	20,625	-
Decrease in prepaid rent	12,828	-	-
Increase (decrease) in accounts payable and accrued liabilities	(5,874)	32,216	201,557
Increase (decrease) in accrued officer's payroll	(183)	(9,273)	15,337
Net cash used in operating activities	(94,446)	(32,721)	(936,421)
Cash flows used in investing activities:
Increase in drilling deposits	-	(3,000,000)	(3,004,410)
Equipment and leasehold improvements	(5,632)	-	(22,752)
Additions to oil and gas properties	(375,599)	(75,000)	(1,554,833)
Net cash used in investing activities	(381,231)	(3,075,000)	(4,581,995)

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.
(A Company in the Development Stage)

Statements of Cash Flows

For Each of the Three-Month Periods Ended March 31, 2007 and 2006 and
For the Period From July 25, 2003 (Inception) to March 31, 2007

			For the
			Period From
			July 25, 2003
	For the Three-Month Period Ended		(Inception) to
	March 31, 2007	March 31, 2006	March 31, 2007
Cash flows provided by financing activities:
Net proceeds from issuance of common stock and warrants	-	$5,937,975	$7,209,549
Proceeds from the exercise of warrants	-	-	200,000
Net cash provided by financing activities	-	5,937,975	7,409,549
Net increase in cash	$(475,677)	2,830,254	1,891,133
Cash - beginning of period	2,366,810	117,259	-

Cash - end of period	$1,891,133	$2,947,513	$1,891,133

Supplemental Disclosure of Cash Flow Information
For the
Period From
July 25, 2003
	For the Three-Month Period Ended,		(Inception) to
	March 31, 2007	March 31, 2006	March 31, 2007
Cash paid for:
Interest	-	-	-
Income taxes	-	-	-
Fair value of common shares issued in connection with oil and gas property acquisitions	-	-	$65,975

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.
(A Company in the Development Stage)

Notes to the Financial Statements

As of March 31, 2007 and
For Each of the Three-Month Periods Ended March 31, 2007 and 2006 and
For the Period From July 25, 2003 (Inception) to March 31, 2007

1.        Interim Presentation

The accompanying condensed interim financial statements as of March 31, 2007 and for the three-month periods ended March 31, 2007 and 2006, and for the period from July 25, 2003 (inception) to March 31, 2007 are unaudited. In the opinion of management, such condensed financial statements include all adjustments consisting only of normal recurring accruals necessary for the fair presentation of the financial position and the results of operations. The results of operations for the three-month periods ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the Company's annual report on Form 10-KSB as of December 31, 2006.

Certain quarterly and inception-to-date amounts have been reclassified to conform to the current period presentation.

2.        Description of Business and Development Stage Operations

Eternal Energy Corp. (the "Company") was incorporated in the state of Nevada in March 2003. The Company's business plan is to develop and engage in the acquisition, exploration and development of natural resource properties. At March 31, 2007, the Company has entered into participation agreements related to oil and gas exploration projects in the Big Sand Spring Valley Prospect located in Nye County, Nevada and UKCS Quads 14, 41 and 42 located in the North Sea, and the Pebble Beach Prospect located in British Columbia, Canada. The Company's mining claims in British Columbia lapsed during 2005.

3.        Summary of Significant Accounting Policies

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Development Stage Operations

The Company is considered a development stage company in accordance with Financial Accounting Standards Board's Statement ("FASB") of Financial Accounting Standards ("SFAS") No. 7, Accounting and Reporting by Development Stage Enterprises. Its operations have been limited to general administrative operations and a limited amount of exploration, and it has incurred losses totaling $(1,313,159) for the period from July 25, 2003 (inception) to March 31, 2007 and has minimum future drilling obligations of $5 million as of March 31, 2007. The Company has on deposit $3 million to be used against these future minimum drilling costs.

Eternal Energy Corp.
(A Company in the Development Stage)

Notes to the Financial Statements

As of March 31, 2007 and
For Each of the Three-Month Periods Ended March 31, 2007 and 2006 and
For the Period From July 25, 2003 (Inception) to March 31, 2007

3.        Summary of Significant Accounting Policies, Continued

Concentration of Credit Risk

At March 31, 2007, the Company had $1,791,133 on deposit that exceeded United States (FDIC) federally insurance limit of $100,000 per bank. The Company believes this credit risk is mitigated due to the financial strength of the financial institution.

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

At March 31, 2007, all of the Company’s investments in oil and gas properties are in the exploration stage, and therefore are not subject to the ceiling test.

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

Accounting for Stock-Based Employee Compensation

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. This pronouncement amends SFAS No. 123, Accounting for Stock-Based Compensation, ("SFAS No. 123") and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). SFAS No. 123(R) requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. The Company adopted SFAS No. 123(R) on January 1, 2006, using the modified prospective method and, accordingly, has not restated the consolidated statements of operations for periods prior to January 1, 2006. Under SFAS No. 123(R), the Company is required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in our consolidated statements of operations over the service period that the awards are expected to vest. As permitted under SFAS No. 123(R), the Company has elected to recognize compensation cost for all options with graded vesting on a straight-line basis over the vesting period of the entire option.

Eternal Energy Corp.
(A Company in the Development Stage)

Notes to the Financial Statements

As of March 31, 2007 and
For Each of the Three-Month Periods Ended March 31, 2007 and 2006 and
For the Period From July 25, 2003 (Inception) to March 31, 2007

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

			For the
			Period From
			July 25, 2003
	For the Three-Month Period Ended		(Inception) to
	March 31, 2007	March 31, 2006	March 31, 2007
Net loss, as reported	$(4,169,346)	$(4,007,409)	$(1,313,159)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(15,605)	(15,605)	(87,184)
Pro forma net loss	$(4,184,951)	$(4,023,014)	$(1,400,343)
Loss per share:
Basic and diluted - as reported	$(0.10)	$(0.13)	$(0.03)
Basic and diluted - pro forma	$(0.10)	$(0.14)	$(0.03)

There was no effect on net loss or loss per share in the three-month period ended March 31, 2007.

Eternal Energy Corp.
(A Company in the Development Stage)

Notes to the Financial Statements

As of March 31, 2007 and
For Each of the Three-Month Periods Ended March 31, 2007 and 2006 and
For the Period From July 25, 2003 (Inception) to March 31, 2007

3.        Summary of Significant Accounting Policies, Continued

Stock Split

In November 2005, the Company forward split its outstanding common shares 35 for 1. All capital accounts, historical share amounts, weighted average share, and loss per share have been restated as if this forward split occurred at inception.

Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed in the same way as basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2007, the Company had outstanding stock options and warrants that can be converted into 16,193,800 shares of common stock. The exercise price of the warrants and options is greater than the market price of shares of the Company's common stock at March 31, 2007, and therefore, the options and warrants would have an anti-dilutive effect and, therefore, are not included in diluted loss per share.

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

Eternal Energy Corp.
(A Company in the Development Stage)

Notes to the Financial Statements

As of March 31, 2007 and
For Each of the Three-Month Periods Ended March 31, 2007 and 2006 and
For the Period From July 25, 2003 (Inception) to March 31, 2007

4.	Change of Accounting Principal

FASB Staff Position No. EITF 00-19-2, Accounting for Registration Rights Payment Arrangements, changes the way registration rights arrangements are recorded. This Staff Position no longer requires warrants and embedded conversion features with registration rights arrangements to be treated as derivative instruments. This Staff Position requires that these instruments be recorded as if they had not been recorded as a derivative instrument at their inception and the difference recorded as a cumulative effect of change in accounting principal. This Staff Position prohibits retrospective application and was implemented by the Company in January 2007. On January 1, 2007, the Company recorded a cumulative effect of change in accounting principal and increased additional paid in capital by $6,091,061, decreased financial instrument derivative liability by $2,069,949 and increased net loss for the threee month period ended March 31, 2007 by $4,021,112.

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

Big Sand Spring Valley Prospect

The Company acquired a 50% working interest in these properties for an initial payment of $667,000 and the obligation for a future payment of $2,000,000 which represents 50% of the initial drilling costs. Subsequently, the Company is obligated to pay 50% of additional drilling costs on this property. In addition, the Company is obligated to issue one million shares of its common stock for each ten million equivalent barrels of net proven oil reserves developed on the Big Sand Spring Valley Prospect. At March 31, 2007 the Company was not obligated to fund any additional drilling costs nor are there any net proven oil reserves on these properties. This participation agreement has a term of ten years.

North Sea Quad 14

The Company acquired a 10% working interest in this property for an initial payment of $90,000 which is designated as payment for 3-D seismic costs. In March 2006, the Company placed a $1.5 million deposit to serve as a cash bond which represents its share of  the estimated the $10 million drilling costs of this exploratory well. In addition, the Company is obligated to pay 15% of production testing, completion, and other costs. The test well has not been completed as of March 31, 2007.

Eternal Energy Corp.
(A Company in the Development Stage)

Notes to the Financial Statements

As of March 31, 2007 and
For Each of the Three-Month Periods Ended March 31, 2007 and 2006 and
For the Period From July 25, 2003 (Inception) to March 31, 2007

5.	Oil and Gas Properties, Continued

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

Financial Results, Liquidity and Management's Plan

The Company has incurred net losses for the three-month period ended March 31, 2007 of $(4,169,346) and for the period from July 25, 2003 (inception) to March 31, 2007 of $(1,313,159). Despite its negative cash flows from operations of $94,446 for the three-month period ended March 31, 2007 and $936,421 for the period from July 25, 2003 (inception) to March 31, 2007, respectively, the Company has been able to obtain additional operating capital through private equity funding sources. As of March 31, 2007, the Company had $1,891,133 in cash on hand, but Management's plans include the continued development and implementation of its business plan including a minimum payment of $2,000,000 for the Company’s portion of future drilling costs. The Company has as of yet not recognized any revenue nor have any of its planned drilling projects commenced, and it is still in the developmental phase. The Company has relied upon equity funding and a loan from a related party since inception.

Eternal Energy Corp.
(A Company in the Development Stage)

Notes to the Financial Statements

As of March 31, 2007 and
For Each of the Three-Month Periods Ended March 31, 2007 and 2006 and
For the Period From July 25, 2003 (Inception) to March 31, 2007

7.	Commitments and Contingencies, Continued

Litigation

The Company is not aware of any litigation matters pending or threatened as of March 31, 2007 that will materially affect the Company's financial statements. The Company may in the future become involved in matters of litigation that the Company considers ordinary routine litigation incidental to the Company's business. The Company's policy is to accrue during a period, as a charge to operations, amounts related to legal matters if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, as required by SFAS No. 5, Accounting for Contingencies.

Drilling Cost Obligations

As discussed in Note 5, the Company is obligated to fund its share of drilling costs related to its participation in three exploratory oil and gas wells. The minimum obligation on these wells is $5 million, none of which has been expended at March 31, 2007. The Company has made deposits of $3 million to be used for these future drilling costs.

Employment Agreement

The Company entered into an employment agreement with its president. This agreement has a term of two years, provides for annual compensation of $90,000 and a signing bonus of $165,000 of which 90,000 has been paid at March 31, 2007. In addition, the Company granted to its president options to purchase 1,443,800 shares of the Company’s common stock at an exercise price of $1.00 per share. The employment agreement also gives the Company the right to repurchase from the president 625,000 shares he currently owns upon his termination. The repurchase price is the lesser of the fair market value of the shares on the date the repurchase right is exercised by the Company or $.023 per share and expires November 7, 2007.

8.	Share-Based Payment

In November 2005, the Company granted options to purchase 1,443,800 shares of its common stock to its president. The exercise price of these options is $1.00 per share, which exceeded the market price on the effective date of grant. The options vest at the rate of 240,633 shares at the end of each six-month period from the effective date of grant, and all become exercisable on November 7, 2008. Options to purchase 481,266 shares were exercisable at March 31, 2007.

Eternal Energy Corp.
(A Company in the Development Stage)

Notes to the Financial Statements

As of March 31, 2007 and
For Each of the Three-Month Periods Ended March 31, 2007 and 2006 and
For the Period From July 25, 2003 (Inception) to March 31, 2007

8.	Share-Based Payment, Continued

In February 2006, the Company granted options to purchase 500,000 shares of its common stock to a director. In December 2006 the Company exchanged the option to 500,000 common shares for a new option to purchase 350,000 shares of common stock. In addition, this director was granted an option to purchase an additional 300,000 shares of common stock. The exercise price of these options is $0.78 per share, which was the market price on the effective date of grant. The Company recognized $46,046 as compensation expense during the three month period ended March 31, 2007. The options vest at the rate of 116,667 shares at the date of grant, and 133,332 at the end of each six-month period from the effective date of grant, and all become exercisable on February 27, 2009. Of these options, 83,333 were exercisable at March 31, 2007.

The assumptions used in the Black-Scholes option pricing model for the stock options granted during the period from July 25, 2003 (inception) to March 31, 2007 were as follows:

For the
Period From
July 25, 2003
(Inception) to
March 31, 2007
Risk-free interest rate	4.41% to 4.32%
Expected volatility of common stock	101%
Dividend yield	$0.00
Expected life of options	3 years
Weighted average fair market value of options granted	$0.50

Eternal Energy Corp.
(A Company in the Development Stage)

Notes to the Financial Statements

As of March 31, 2007 and
For Each of the Three-Month Periods Ended March 31, 2007 and 2006 and
For the Period From July 25, 2003 (Inception) to March 31, 2007

9.	Equity Transactions

Sale of Equity Units

In March and May 2006, the Company sold 11,876,000 and 1,248,000 equity units, respectively, through a private placement offering. Each equity unit consisted of one share of the Company’s common stock and one warrant to purchase a share of the Company’s common stock at $1.00 per share. The per equity unit price was $0.50 with net proceeds of $6,562,000. The Company paid $440,240 as finders fees related to this offering.

Exercise of Warrants

In August 2006, warrants to purchase 200,000 shares of the Company's common shares were exercised, with net proceeds of $200,000.

Shares Reserved for Future Issuance

The Company has reserved shares for future issuance upon exercise of outstanding options and warrants as follows:

Options	2,093,800
Warrants	14,050,000

Total at March 31, 2007	16,143,800

These amounts do not include any shares that may have to be issued upon the discovery of net proved reserves in the Nevada oil and gas property.

Item 2. Management’s Discussion and Analysis or Plan of Operation

THE FOLLOWING PRESENTATION OF OUR MANAGEMENT'S DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT.

A Note About Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current management's expectations. These statements may be identified by their use of words like “plans”, “expect”, “aim”, “believe”, “projects”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about our business strategy, expenditures, and financial results are forward-looking statements. We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur.

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

Results of Operations for the Three-Month Period Ended March 31, 2007 and 2006

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

In December 2006 the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. EITF 00-19-2 “Accounting for Registration Rights Payment Arrangements.” This Staff Position changes the way registration rights arrangements are recorded. This Staff Position no longer requires warrants and embedded conversion features with registration rights arrangements to be treated as derivative instruments. This Staff Position requires that these instruments be recorded as if they had not been recorded as a derivative instrument at their inception and the difference recorded as a cumulative effect of change in accounting principal. This Staff Position could not be implemented by the Company until 2007 and does not allow retrospective application. On January 1, 2007 the Company recorded a cumulative effect of change in accounting principal and increased net loss during the three-month period ended March 31, 2007 by $4,021,112, increased additional paid-in capital by $6,091,061 and decreased financial instrument derivative liability by $2,069,949.

The fair value of these warrants increased during the three-month period ended March 31, 2006 and, therefore, we recorded a loss of warrant derivatives of $3,918,832 during that period. The loss on warrant derivative liability does not affect current or future cash flow, and, therefore, the following discussion reflects the results of our operations before considering the gain or loss on warrant derivative liability during the three-month period ended March 31, 2006 and the period from July 25, 2003 (inception) to March 31, 2007.

General and administrative expenses increased from $87,222 for the three-month period ended March 31, 2006 to $133,909 for the three-month period ended March 31, 2007. An analysis of the increases in general and administrative expenses and the relevant components follows:

•
Consulting fees increased $6,414 to $9,114, as we expanded our activities, both in evaluating possible energy prospects and in developing our infrastructure necessary to support our increased activities.

•	We commenced investor relation activities after March 31, 2006. We incurred $12,375 of these costs during the three-month period ended March 31, 2007.

•	We occupied new office space during the three-month period ended March 31, 2007 and our rent expense for that period increased $15,828 to 18,828 for that period.

•	Stock based compensation increased $33,758 to $46,045 as we recorded three month’s amortization of the value of options granted during February and December 2006.

•
Professional fees increased $28,255 to 29,610 in the 2007 three-month period, primarily due to legal and accounting fees related to the change in accounting principal described above and the Registration Statement that became effective in 2007.

•	We realized $15,285 in interest income during the three-month period in 2007 which resulted from the amounts earned on the proceeds of our private offering in the second quarters of 2006.

Liquidity and Capital Resources

As of March 31, 2007, our total assets were $6,538,131. We had cash balances of $1,891,133 and had invested $1,620,808 in oil and gas prospects. In addition, we have on deposit $3 million to be used for future drilling costs. We have commitments for future drilling costs totaling at least $5 million. During the year ended December 31, 2005, we sold equity units with net proceeds of $1,126,000, and in 2006, we sold equity units with net proceeds of $6,124,760. Each of these equity unit sales consisted of one share of our common stock and a warrant to purchase one share of our common stock. The warrant exercise price of the warrants sold in 2005 is $1.20 per share and the warrant exercise price of the warrants sold in March 2006 is $1.00 per share.

Despite our negative cash flows from operation of $94,446 and $936,421 for the three-month period ended March 31, 2007 and for the period from July 25, 2006 (inception) to March 31, 2007, respectively, and our minimum drilling costs associated with our oil and gas exploration participations of $5 million, we have been able to obtain additional operating capital through private equity funding sources. Management's plan includes the continued development and implementation of our business plan. We have relied upon equity funding since inception.

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

Plan of Operation for the Next 12 Months

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements at March 31, 2007.

Item 3. Controls and Procedures

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

PART II. OTHER INFORMATION

Item 6. Exhibits

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

10.17
Letter Agreement dated October 15, 2006, by and among Eternal Energy Corp., Fairway Exploration, LLC, Prospector Oil, Inc., and 0770890 B.C. Ltd.** (Incorporated by reference to Exhibit 10.17 of our Registration Statement on Form 10-KSB filed April 16, 2007).

10.18
Letter Agreement dated October 26, 2006, by and among Eternal Energy Corp., Fairway Exploration, LLC, Prospector Oil, Inc., 0770890 B.C. Ltd., and Rover Resources Inc.** (Incorporated by reference to Exhibit 10.18 of our Registration Statement on Form 10-KSB filed April 16, 2007).

10.19
Letter Agreement dated February 28, 2007, by and among Eternal Energy Corp., Pebble Petroleum Inc., Emerald Bay Holdings Ltd., and Heartland Resources Inc. (Incorporated by reference to Exhibit 10.19 of our Registration Statement on Form 10-KSB filed April 16, 2007).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

*Filed with this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETERNAL ENERGY CORP.

(Registrant)

May 15, 2007	/s/ Bradley M. Colby
Bradley M. Colby
President, Chief Executive Officer, Secretary, Treasurer, and Chief Financial Officer