Form 10QSB
period 2007-06-30
Eternal Energy Corp.
filed 2007-08-20
CIK 1282613

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

2549 West Main Street, Suite 202, Littleton, Colorado 80120
(Address and telephone number of Principal Executive Offices)

(303) 798-5235
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

Number of shares outstanding as of the close of business on August 20, 2007:

TITLE OF CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.001 par value.	42,550,000

Transitional Small Business Disclosure Format (Check one):

Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Eternal Energy Corp.

Condensed Financial Statements

As of June 30, 2007,
For Each of the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006

Eternal Energy Corp.

Index to the Condensed Financial Statements

As of June 30, 2007,
For Each of the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006

Eternal Energy Corp.

Condensed Balance Sheet

June 30, 2007

ASSETS

Current assets:
Cash	$1,440,714
Total current assets	1,440,714
Equipment and leasehold improvements, net of accumulated depreciation and amortization of $5,208	73,110
Oil and gas properties	2,376,668
Deposits - future drilling costs	1,531,721
Total assets	$5,422,213
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$72,500
Accrued payroll-related costs	13,189
Total current liabilities	85,689
Commitments and contingencies
Stockholders' equity:
Common stock, $.001 par value, 875,000,000 shares authorized, 42,550,000 shares issued and outstanding	42,550
Additional paid-in capital	7,637,893
Accumulated deficit	(2,343,919)
Total stockholders' equity	5,336,524
Total liabilities and stockholders' equity	$5,422,213

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Condensed Statements of Operations

For Each of the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006

	For the Six-Month Period Ended		For the Three-Month Period Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Sale of exploration prospect	$877,353	-	$877,353	-
Spud fee revenue	249,985	-	249,985	-
Total revenue	1,127,338	-	1,127,338	-
Operating expenses:
Costs of prospect sold	259,482	-	259,482	-
Dry hole costs	1,538,416	-	1,538,416	-
General and administrative	423,737	$257,958	289,828	$170,736
Professional fees	118,694	145,570	89,084	144,215
(Gain) loss on derivatives	-	1,788,132	-	(2,130,700)
Total operating costs	2,340,329	2,191,660	2,176,810	(1,815,749)
Total operating income (loss)	(1,212,991)	(2,191,660)	(1,049,472)	1,815,749
Interest income	33,996	-	18,711	-
Income (loss) before cumulative effect of change in accounting principal	(1,178,995)	(2,191,660)	(1,030,761)	1,815,749
Cumulative effect of the change in accounting principal	(4,021,112)	-	-	-
Net income (loss)	$(5,200,107)	$(2,191,660)	$(1,030,761)	$1,815,749
Net income (loss) per common share, basic and diluted	$(0.12)	$(0.06)	$(0.02)	$0.04
Weighted average number of shares outstanding, basic and diluted	42,550,000	35,750,000	42,550,000	41,554,000

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Condensed Statements of Cash Flows

For Each of the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006

	For the Six-Month Period Ended
	June 30, 2007	June 30, 2006
Cash flows provided by (used in) operating activities:
Net income (loss) before cumulative effect of change in accounting principal	$(1,178,995)	$(2,191,660)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Non cash transactions:
Stock-based compensation	92,092	45,800
Loss on derivatives	-	1,788,132
Depreciation	5,208	-
Dry hole costs incurred in prior year	1,543,902	-
Changes in operating assets and liabilities:
Decrease in prepaid expenses	12,828	41,250
Increase (decrease) in accounts payable and accrued liabilities	(134,931)	(20,847)
Increase (decrease) in accrued payroll-related costs	(2,331)	10,727
Net cash used in operating activities	337,773	(326,598)
Cash flows provided by (used in) investing activities:
Return of drilling deposits	163,510	-
Increase in drilling deposits	-	(3,000,000)
Additions to oil and gas properties	(1,366,181)	(75,000)
Additions to equipment and leasehold improvements	(61,198)	-
Net cash used in investing activities	(1,263,869)	(3,075,000)
Cash flows provided by financing activities:
Proceeds from issuance of common stock and warrants	-	6,149,550
Net cash provided by financing activities	-	6,149,550
Net increase (decrease) in cash	(926,096)	2,747,952
Cash - beginning of period	2,366,810	117,259
Cash - end of period	$1,440,714	$2,865,211

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Condensed Statements of Cash Flows

For Each of the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006

Supplemental Disclosure of Cash Flow Information

For the Six-Month Period Ended,
	June 30, 2007	June 30, 2006
Cash paid for:
Interest	-	-
Income taxes	-	-
Fair value of common shares issued in connection with oil and gas property acquisitions	-	-

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Notes to the Condensed Financial Statements

As of June 30, 2007,
For Each of the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006

1. Interim Presentation

The accompanying condensed interim financial statements as of June 30, 2007 and for the three-month and six-month periods ended June 30, 2007 and 2006 are unaudited. In the opinion of management, such condensed financial statements include all adjustments consisting only of normal recurring accruals necessary for the fair presentation of the financial position and the results of operations. The results of operations for the three-month and six-month periods ended June 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year. The condensed interim financial statements should be read in conjunction with the Company's annual report on Form 10-KSB as of December 31, 2006.

2.  Description of Business

Eternal Energy Corp. (the "Company") was incorporated in the state of Nevada in March 2003. The Company's business plan is to develop and engage in the acquisition, exploration, development and sale of natural resource properties. At June 30, 2007, the Company has entered into participation agreements related to oil and gas exploration projects in the Big Sand Spring Valley Prospect and the Cherry Creek Project, both located in Nye County, Nevada and UKCS Quads 14, 41 and 42 located in the North Sea and acquired a 45% working interest in West Ranch Field in Jackson County, Texas.

In June 2007, the Company sold its interest in the Pebble Beach Prospect, and therefore is no longer in the development stage. In addition, the Company has abandoned the North Sea Prospects.

3. Summary of Significant Accounting Policies

Basis of Presentation

These condensed financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Revenue

The Company records the sale of its interests in prospects in which it has an interest when the terms of the transaction are final and the sales price is determinable. Additional amounts associated with the sale of prospects, including spud fees, working interest, royalty, and net profit interests are recorded as revenue when received.

Concentration of Credit Risk

At June 30, 2007, the Company had $1,340,714 on deposit that exceeded United States (FDIC) federally insurance limit of $100,000 per bank. The Company believes this credit risk is mitigated due to the financial strength of the financial institution.

Eternal Energy Corp.

Notes to the Condensed Financial Statements

As of June 30, 2007,
For Each of the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006

3. Summary of Significant Accounting Policies, Continued

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

Costs are accumulated by specific prospect, or cost center, and if economically viable reserves are not discovered in a cost center, the costs incurred are charged to expense as "dry hole costs."

At June 30, 2007, all of the Company’s investments in oil and gas properties are in the exploration stage, and therefore are not subject to the ceiling test.

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

Accounting for Stock-Based Employee Compensation

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payment. This pronouncement amends SFAS No. 123, Accounting for Stock-Based Compensation , (SFAS No. 123) and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). SFAS No. 123(R) requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. The Company adopted SFAS No. 123(R) on January 1, 2006, using the modified prospective method and, accordingly, have not restated the consolidated statements of operations for periods prior to January 1, 2007. Under SFAS No. 123(R), the Company is required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in our consolidated statements of operations over the service period that the awards are expected to vest. As permitted under SFAS No. 123(R), the Company has elected to recognize compensation cost for all options with graded vesting on a straight-line basis over the vesting period of the entire option.

Eternal Energy Corp.

Notes to the Condensed Financial Statements

As of June 30, 2007,
For Each of the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006

3. Summary of Significant Accounting Policies, Continued

Accounting for Stock-Based Employee Compensation, Continued

Prior to January 1, 2007, the Company accounted for stock-based compensation, as permitted by SFAS No. 123 under the intrinsic value method described in APB No. 25. Under the intrinsic value method, no stock-based employee compensation cost is recorded when the exercise price is equal to, or higher than, the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation, using the straight-line method, for the following periods.

	For the Three-Month Period Ended		For the Six-Month Period Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net income (loss), as reported	$(1,030,761)	$1,815,749	$(5,200,107)	$(2,191,660)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(15,605)	(15,605)	(31,210)	(31,210)
Pro forma net income (loss)	$(1,046,366)	$1,800,144	$(5,231,317)	$(2,222,870)
Income (loss) per share:
Basic and diluted - as reported	$(0.02)	$0.04	$(0.12)	$(0.06)
Basic and diluted - pro forma	$(0.02)	$0.04	$(0.12)	$(0.06)

Stock Split

In November 2006, the Company forward split its outstanding common shares 35 for 1. All capital accounts, historical share amounts, weighted average share, and loss per share have been restated as if this forward split occurred at inception.

Eternal Energy Corp.

Notes to the Condensed Financial Statements

As of June 30, 2007,
For Each of the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006

3. Summary of Significant Accounting Policies, Continued

Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed in the same way as basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2007, the Company had outstanding stock options and warrants that can be converted into 16,143,800 shares of common stock. The options and warrants would have an anti-dilutive effect and, therefore, are not included in diluted loss per share.

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

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation was effective as of January 1, 2007.

Eternal Energy Corp.

Notes to the Condensed Financial Statements

As of June 30, 2007,
For Each of the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006

3. Summary of Significant Accounting Policies, Continued

New Accounting Pronouncements, Continued

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. SFAS No. 157 is effective for the Company’s year beginning January 1, 2008 and is to be applied prospectively. The Company is currently evaluating the impacts and disclosures of this standard, but would not expect SFAS No. 157 to have a material impact on its results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008 for 3M) and interim periods within those fiscal years. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the impacts and disclosures of this standard, but would not expect SFAS No. 159 to have a material impact on its results of operations.

4. Change of Accounting Principal

FASB Staff Position No. EITF 00-19-2, "Accounting for Registration Rights Payment Arrangements", changes the way registration rights arrangements are recorded. This Staff Position no longer requires warrants and embedded conversion features with registration rights arrangements to be treated as derivative instruments. This Staff Position requires that these instruments be recorded as if they had not been recorded as a derivative instrument at their inception and the difference recorded as a cumulative effect of change in accounting principal. This Staff Position prohibits retrospective application and was implemented by the Company in January 2007. On January 1, 2007, the Company recorded a cumulative effect of change in accounting principal and increased additional paid in capital by $6,091,061, decreased financial instrument derivative liability by $2,069,949 and increased net loss for the six month period ended June 30, 2007 by $4,021,112.

Eternal Energy Corp.

Notes to the Condensed Financial Statements

As of June 30, 2007,
For Each of the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006

5.  Oil and Gas Properties

In May 2007 the Company acquired a 45% working interest in the South West extension of the West Ranch Field in Jackson County, Texas. The estimated proved undeveloped secondary recovery reserves of this property are 900,000 barrels. The Company has invested $1,290,733 in the acquisition of the working interest in this property and expects to invest an additional $900,000 in the next 12 months in this project.

The Company has also entered into participation agreements in three exploratory oil and gas properties. Two of these were properties have been abandoned. The Company has a working interest in the wells on the remaining property, if they are successful, of 50%. The Company paid certain amounts upon execution of the agreements, and is obligated to share in the drilling costs of the exploratory wells. In addition, the Company has agreed to issue shares of its common stock based upon the proven reserves the property. A description of the oil and gas properties follows.

Big Sand Spring Valley and Cherry Creek Prospect

The Company acquired a 50% working interest in these properties for an initial payment of $667,000 and the obligation for a future payment of $2,000,000 which represents 50% of the initial drilling costs. Subsequently, the Company is obligated to pay 50% of additional drilling costs on this property. In addition, the Company is obligated to issue one million shares of its common stock for each ten million equivalent barrels of net proven oil reserves developed on the Big Sand Spring Valley Prospect. At June 30, 2007 the Company was not obligated to fund any additional drilling costs nor are there any net proven oil reserves on these properties. This participation agreement has a term of ten years.

North Sea Quad 14, Quad 41 and Quad 42

The Company acquired 10% working interests in these prospects with the obligation to fund 15% of exploratory wells. The Company placed $1.5 million for the Quad 14 prospect and $1.5 million for the Quad 41 and 42 prospect on deposit to cover its share of these costs. The exploratory wells on both of these prospects have been completed and no economically viable reserves were discovered.

The Company’s share of the drilling costs of Quad 14 of $1,309,179 was released to the operator from the deposit. No amounts have been released to the operator for the Quad 41 and 42 prospect and the Company has instructed to holder of the funds not to make any distributions. The Company is attempting to determine what amounts, if any, it is obligated to pay related to this prospect.

In May 2007, the Company sold its interest in the Pebble Beach prospect for $877,353. in addition, the Company will receive $250,000 for each of the first eight wells drilled on the prospect by the purchaser. The Company records these amounts as “spud fees” when received.

Eternal Energy Corp.

Notes to the Condensed Financial Statements

As of June 30, 2007,
For Each of the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006

5.  Oil and Gas Properties, Continued

The Company recorded dry hole costs related to the North Sea prospects as follows:

Quad 14	$1,430,428
Quad 41 and 42	107,988
Total	$1,538,416

6. Commitments and Contingencies

Financial Results, Liquidity and Management's Plan

The Company has incurred net losses for the six-month period ended June 30, 2007 of $(5,200,107). The Company has been able to obtain additional operating capital through private equity funding sources. As of June 30, 2007, the Company had $1,440,714 in cash on hand, but Management's plans include the continued development and implementation of its business plan including a minimum payment of $2,000,000 for the Company’s portion of future drilling costs. The Company has relied upon equity funding and a loan from a related party since inception.

Litigation

The Company is not aware of any litigation matters pending or threatened as of June 30, 2007 that will materially affect the Company's financial statements. The Company may in the future become involved in matters of litigation that the Company considers ordinary routine litigation incidental to the Company's business. The Company's policy is to accrue during a period, as a charge to operations, amounts related to legal matters if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, as required by SFAS No. 5, Accounting for Contingencies.

Drilling Cost Obligations

As discussed in Note 5, the Company is obligated to fund its share of drilling costs related to its participation in exploratory oil and gas wells. The minimum obligation on the wells on this property is $2 million, none of which has been expended at June 30, 2007.

Eternal Energy Corp.

Notes to the Condensed Financial Statements

As of June 30, 2007,
For Each of the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006

6. Commitments and Contingencies, Continued

Employment Agreement

The Company entered into an employment agreement with its president. This agreement has a term of two years, provides for annual compensation of $90,000 and a signing bonus of $165,000 of which $90,000 has been paid at June 30, 2007. In addition, the Company granted to its president options to purchase 1,443,800 shares of the Company’s common stock at an exercise price of $1.00 per share. The employment agreement also gives the Company the right to repurchase from the president 2,625,000 shares he currently owns upon his termination. The repurchase price is the lesser of the fair market value of the shares on the date the repurchase right is exercised by the Company or $.023 per share. This repurchase right lapses as follows:

Number of
Date	Shares
November 7, 2007	1,375,000
May 7, 2008	625,000
November 7, 2008	625,000
Total	2,625,000

7.  Stock Based Compensation

In November 2005, the Company granted options to purchase 1,443,800 shares of its common stock to its president. The exercise price of these options is $1.00 per share, which exceeded the market price on the effective date of grant. The options vest at the rate of 240,633 shares at the end of each six-month period from the effective date of grant, and all become exercisable on November 7, 2008. Options to purchase 721,899 were exercisable at June 30, 2007.

In February 2006, the Company granted options to purchase 500,000 shares of its common stock to a director. In December 2006 the Company exchanged the option to 500,000 common shares for a new option to purchase 350,000 shares of common stock. In addition, this director was granted an option to purchase an additional 300,000 shares of common stock. The exercise price of these options is $0.78 per share, which was the market price on the effective date of grant. The Company recognized $46,046 and $92,091 as compensation expense during the three and six month periods ended June 30, 2007. The options vest at the rate of 116,667 shares at the date of grant, and 133,333 at the end of each six-month period from the effective date of grant, and all become exercisable on February 27, 2009. Of these options, 250,000 were exercisable at June 30, 2007.

Eternal Energy Corp.

Notes to the Condensed Financial Statements

As of June 30, 2007,
For Each of the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006

8. Equity Transactions

Sale of Equity Units

In March and May 2006, the Company sold 11,876,000 and 1,248,000 equity units, respectively, through a private placement offering. Each equity unit consisted of one share of the Company’s common stock and one warrant to purchase a share of the Company’s common stock at $1.00 per share. The per equity unit price was $0.50 with net proceeds of $6,562,000. The Company paid $440,240 as finders fees related to this offering. The equity units have a registration rights agreement that required the Company to file a registration statement with the Securities and Exchange Commission covering the shares and shares to be issued upon exercise of the warrants. The registration rights agreement provides for liquidated damages equal to $72,500, which is included in accrued liabilities at June 30, 2007. The registration became effective and no additional penalties will be due.

Warrants

	2007		2006
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Prices
Outstanding, beginning of period	14,050,000	$1.16	1,126,000	$1.20
Issued	-	-	13,124,000
Exercised	-	-	-	-
Outstanding, June 30	14,050,000	$1.16	14,250,000	$1.16
Exercisable, June 30	14,050,000	$1.16	14,250,000	$1.20

Shares Reserved for Future Issuance

The Company has reserved shares for future issuance upon exercise of outstanding options and warrants as follows:

Options	2,093,800
Warrants	14,050,000
Total at June 30, 2007	16,143,800

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

Results of Operations for the Three- and Six-Month Periods Ended June 30, 2007 and 2006

In June 2007 we sold our equity interest in Pebble Petroleum, Inc. , and, therefore, are no longer in the development stage. This transaction represents the first revenue that we have generated. We received $877,353 for our interest in this prospect, which we had acquired earlier in 2007. In addition to the initial payment, we will receive $250,000 for each of the first eight wells drilled on the property. The first well was commenced in June 2007 and we recorded “spud fees” of $249,985 in June 2007. A second well was commenced in August 2007 at which time we recorded additional spud fee revenue of $250,000. We do not know at this time when or if any additional wells will be drilled on this property. Also during the three-month period ended June 30, 2007 we abandoned our interests in the North Sea Quad 14, 41 and 42 activities. Two test wells were completed and no economical reserves we discovered. Our share of the cost of the test well on Quad 14 was $1,430,429, which is included in “dry hole costs” during the three-month period ended June 30, 2007. Also included in dry hole costs is $107,988 related to costs we incurred on the Quad 41 and 42 prospect. We made a deposit of $1,500,000 to cover our share of the drilling costs of the test well on this prospect. No amounts of this deposit have been released to the operator and we have instructed the holder of the funds not to release any funds. We are currently attempting to determine what amount, if any, will be released to the operator. We recorded no revenue prior to June 2007 and we recorded no dry hole costs prior to the three-month period ended June 30, 2007.

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

The fair value of these warrants increased during the three-month period ended March 31, 2006 and, therefore, we recorded a loss of warrant derivatives of $3,918,832 during that period. The loss on warrant derivative liability does not affect current or future cash flow, and, therefore, the following discussion reflects the results of our operations before considering the gain or loss on warrant derivative liability during the three- and six-month periods ended June 30, 2006.

General and administrative expenses increased from $170,736 and $257,958 for the three- and six month periods ended June 30, 2006 to $289,828 and $423,737 for the same periods in 2007. An analysis of the increases in general and administrative expenses and the relevant components follows:

•
Consulting fees decreased $9,139 and $2,112 to $24,374 and $33,488, as we our activities, both in evaluating possible energy prospects and in developing our infrastructure necessary to support our activities remained consistent during the periods.

•	We commenced investor relation activities in June 2006. We incurred $13,880 and $26,255of these costs during the three- and six-month period in 2007 compared to $4,714 in the six-month period in 2006.

•
We occupied new office space during the first quarter of 2007 and, in the second quarter of 2007, subleased a portion of our space. Net rent expense was $4,890 (net of sublease receipts of $11,000)and $23,718 during the three- and six- month periods in 2007 compared to $3,000 and $6,000 during the same periods in 2006.

•	Stock based compensation was $46,046 and $92,092 during the three- and six- month periods in 2007 compared to $33,513 and $45,800 during the same periods in 2006.

•
Professional fees decreased $25,131 and $26,876 to $89,084 and $118,694 during the three- and six- month periods in 2007 from the same periods in 2006, primarily due to legal and accounting fees related to the change in accounting principal described above and the Registration Statement that became effective in 2007.

•
We realized $18,711 and $33,996 in interest income during the three- and six-month periods in 2007 which resulted from the amounts earned on the proceeds of our private offering in the second quarter of 2006.

•
Travel costs increased $49,158 and $57,488 during the three- and six-month periods in 2007 to $83,000 and $101,000 related to our sale of the Pebble Beach prospect and our unsuccessful efforts in the North Sea.

•	During the three-month period in 2007, we incurred $72,500 in settlement costs related to our untimely filing of the registration statement required by the private offering of our securities in 2006.

Liquidity and Capital Resources

As of June 30, 2007, our total assets were $5,422,213, including cash balances of $1,440,714. We have invested $2,376,668 in oil and gas prospects. In addition, we have on deposit $1.5 million for our share, if any, related to the unsuccessful test well on the Quad 41 and 42 North Sea prospect.. We have commitments for future drilling costs totaling at least $2.0 million. During the year ended December 31, 2005, we sold equity units with net proceeds of $1,126,000, and in 2006, we sold equity units with net proceeds of $6,124,760. Each of these equity unit sales consisted of one share of our common stock and a warrant to purchase one share of our common stock. The warrant exercise price of the warrants sold in 2005 is $1.20 per share and the warrant exercise price of the warrants sold in March 2006 is $1.00 per share.

Despite our positive cash flows from operation of $332,287 for the six-month period ended June 30, 2007, our minimum drilling costs associated with our oil and gas exploration participations of $2.0 million and our on going administrative costs exceed our current cash resources. We have been able to obtain additional operating capital through private equity funding sources to fund our activities to date. Management’s plan includes the continued development and implementation of our business plan. We have relied upon equity funding since inception.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements at June 30, 2007.

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

* Filed with this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETERNAL ENERGY CORP.

(Registrant)

August 20, 2007	/s/ BRADLEY M. COLBY
Bradley M. Colby
President, Chief Executive Officer, Secretary, Treasurer, and Chief Financial Officer