Form 10QSB
period 2007-09-30
Eternal Energy Corp.
filed 2007-11-19
CIK 1282613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal quarter ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________ to _____________

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

Number of shares outstanding as of the close of business on November 16, 2007

TITLE OF CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.001 par value.	42,550,000

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Eternal Energy Corp.

Condensed Financial Statements
As of September 30, 2007,
For Each of the Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006

Eternal Energy Corp. Index to the Condensed Financial Statements As of September 30, 2007, and For the Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006

Condensed Financial Statements of Eternal Energy Corp.:

Condensed Balance Sheet as of September 30, 2007	1

Condensed Statements of Operations For Each of the Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006	2

Condensed Statements of Cash Flows For Each of the Nine-Month Periods Ended September 30, 2007 and 2006	3

Notes to the Condensed Financial Statements	5

Eternal Energy Corp. Condensed Balance Sheet September 30, 2007

ASSETS

Current assets:
Cash	$1,559,312
Prepaids	5,297
Total current assets	1,564,609
Equipment and leasehold improvements, net of accumulated depreciation and amortization of $12,257	91,941
Oil and gas properties	2,533,663
Deposits - future drilling costs	1,531,721
Total assets	$5,721,934

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$29,280
Accrued payroll-related costs	13,189
Total current liabilities	42,469
Commitments and contingencies
Stockholders' equity:
Common stock, $.001 par value, 875,000,000 shares authorized, 42,550,000 shares issued and outstanding	42,550
Additional paid-in capital	7,683,938
Accumulated deficit	(2,047,023)
Total stockholders' equity	5,679,465
Total liabilities and stockholders' equity	$5,721,934

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp. Condensed Statements of Operations For the Three_Month and Nine_Month Periods Ended September 30, 2007 and 2006

	For the Nine-Month Period Ended		For the Three-Month Period Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Sale of exploration prospect	$877,353	-	-	-
Spud fee revenue	749,991	-	$500,006	-
Total revenue	1,627,344	-	500,006	-
Operating expenses:
Costs of prospect sold	259,482	-	-	-
Dry hole costs	1,538,416	-	-	-
General and administrative	587,365	$422,652	163,628	$164,694
Professional fees	167,982	216,377	49,288	70,807
(Gain) loss on derivatives	-	(3,708,412)	-	(5,496,544)

Total operating costs	2,553,245	(3,069,383)	212,916	(5,261,043)

Total operating income (loss)	(925,901)	3,069,383	287,090	5,261,043
Interest income	43,803	5,347	9,807	5,347
Income (loss) before cumulative effect of change in accounting principal	(882,098)	3,074,730	296,897	5,266,390
Cumulative effect of the change in accounting principal	(4,021,112)	-	-	-

Net income (loss)	$(4,903,210)	$3,074,730	$296,897	$5,266,390
Net income (loss) per common share, basic and diluted	$(0.12)	$0.08	$0.01	$0.12
Weighted average number of shares outstanding, basic and diluted	42,550,000	37,983,333	42,550,000	42,450,000

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp. Condensed Statements of Cash Flows For the Three_Month and Nine_Month Periods Ended September 30, 2007 and 2006

	For the Nine-Month Period Ended
	September 30, 2007	September 30, 2006
Cash flows provided by (used in) operating activities:
Net income (loss) before cumulative effect of change in accounting principal	$(882,098)	$3,074,730
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Non cash transactions:
Stock-based compensation	138,138	79,314
Loss on derivatives	-	(3,708,412)
Depreciation	12,257	-
Dry hole costs incurred in prior year	1,309,179	-
Changes in operating assets and liabilities:
Decrease in prepaid expenses	7,531	61,875
Increase (decrease) in accounts payable and accrued liabilities	61,875	10,321
Increase (decrease) in accrued payroll-related costs	(2,331)	10,727
Net cash used in operating activities	404,525	(471,445)

Cash flows provided by (used in) investing activities:
Return of drilling deposits	163,510	-
Increase in drilling deposits	-	(3,000,000)
Additions to oil and gas properties	(1,288,454)	(600,067)
Additions to equipment and leasehold improvements	(87,079)	-
Net cash used in investing activities	(1,212,023)	(3,600,067)

Cash flows provided by financing activities:
Proceeds from issuance of common stock and warrants	-	6,349,550
Net cash provided by financing activities	-	6,349,550

Net increase (decrease) in cash	(807,498)	2,278,038
Cash - beginning of period	2,366,810	117,259

Cash - end of period	$1,559,312	$2,395,297

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp. Condensed Statements of Cash Flows For the Three_Month and Nine_Month Periods Ended September 30, 2007 and 2006

Supplemental Disclosure of Cash Flow Information

For the Nine-Month Period Ended
	September 30, 2007	September 30, 2006
Cash paid for:
Interest	-	-
Income taxes	-	-
Fair value of common shares issued in connection with oil and gas property acquisitions	-	-

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Notes to the Condensed Financial Statements
As of September 30, 2007, and
For the Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006

1.	Interim Presentation

The accompanying condensed interim financial statements as of September 30, 2007 and for the three-month and nine-month periods ended September 30, 2007 and 2006 are unaudited. In the opinion of management, such condensed financial statements include all adjustments consisting only of normal recurring accruals necessary for the fair presentation of the financial position and the results of operations. The results of operations for the three-month and nine-month periods ended September 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year. The condensed interim financial statements should be read in conjunction with the Company's annual report on Form 10-KSB as of December 31, 2006.

2.	Description of Business

Eternal Energy Corp. (the "Company") was incorporated in the state of Nevada in March 2003. The Company's business plan is to develop and engage in the acquisition, exploration, development and sale of natural resource properties. At September 30, 2007, the Company has entered into participation agreements related to oil and gas exploration projects in the Big Sand Spring Valley Prospect and the Cherry Creek Project, both located in Nye County, Nevada and acquired a 45% working interest in West Ranch Field in Jackson County, Texas.

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

Concentration of Credit Risk

At September 30, 2007, the Company had $1,459,312 on deposit that exceeded United States (FDIC) federally insurance limit of $100,000 per bank. The Company believes this credit risk is mitigated due to the financial strength of the financial institution.

Eternal Energy Corp.

Notes to the Condensed Financial Statements
As of September 30, 2007, and
For the Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006

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

At September 30, 2007, all of the Company’s investments in oil and gas properties are in the exploration stage, and therefore are not subject to the ceiling test.

Fair Value of Financial Instruments

In accordance with the requirements of Statement of Financial Accounting Standard ("SFAS") No. 107, Disclosures about Fair Value of Financial Instruments, the Company has determined the estimated fair value of its financial instrument using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current liabilities approximates their carrying values due to their short-term maturity.

Accounting for Stock-Based Employee Compensation

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), Share-Based Payment. This pronouncement amends SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS No. 123) and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). SFAS No. 123(R) requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. The Company adopted SFAS No. 123(R) on January 1, 2006, using the modified prospective method and, accordingly, has not restated the consolidated statements of operations for periods prior to January 1, 2007. Under SFAS No. 123(R), the Company is required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in our consolidated statements of operations over

Eternal Energy Corp.

Notes to the Condensed Financial Statements
As of September 30, 2007, and
For the Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006

3.	Summary of Significant Accounting Policies, Continued

Accounting for Stock-Based Employee Compensation, Continued

the service period that the awards are expected to vest. As permitted under SFAS No. 123(R), the Company has elected to recognize compensation cost for all options with graded vesting on a straight-line basis over the vesting period of the entire option.

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
	For the Nine-Month Period Ended		For the Three-Month Period Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Net income (loss), as reported	$(4,903,210)	$3,074,730	$296,897	$5,266,390
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(138,138)	79,314	(46,046)	125,114
Pro forma net income (loss)	$(5,041,348)	$3,154,044	$250,851	$5,391,504
Income (loss) per share:
Basic and diluted - as reported	$(0.12)	$(0.06)	$(0.02)	$0.04
Basic and diluted - pro forma	$(0.12)	$(0.06)	$(0.02)	$0.04

Stock Split

In November 2006, the Company forward split its outstanding common shares 35 for 1. All capital accounts, historical share amounts, weighted average share, and loss per share have been restated as if this forward split occurred at inception.

Eternal Energy Corp.

Notes to the Condensed Financial Statements
As of September 30, 2007, and
For the Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006

3.	Summary of Significant Accounting Policies, Continued

Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed in the same way as basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2007, the Company had outstanding stock options and warrants that can be converted into $16,143,800 shares of common stock. The options and warrants are in excess of the trading price of shares of the Company's common stock, and therefore would have an anti-dilutive effect and are not included in diluted loss per share.

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

Eternal Energy Corp.

Notes to the Condensed Financial Statements
As of September 30, 2007, and
For the Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006

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

FASB Staff Position No. EITF 00-19-2, "Accounting for Registration Rights Payment Arrangements", changes the way registration rights arrangements are recorded. This Staff Position no longer requires warrants and embedded conversion features with registration rights arrangements to be treated as derivative instruments. This Staff Position requires that these instruments be recorded as if they had not been recorded as a derivative instrument at their inception and the difference recorded as a cumulative effect of change in accounting principal. This Staff Position prohibits retrospective application and was implemented by the Company in January 2007. On January 1, 2007, the Company recorded a cumulative effect of change in accounting principal and increased additional paid in capital by $6,091,061, decreased financial instrument derivative liability by $2,069,949 and increased net loss for the nine month period ended September 30, 2007 by $4,021,112.

Eternal Energy Corp.

Notes to the Condensed Financial Statements
As of September 30, 2007, and
For the Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006

5.	Oil and Gas Properties

In May 2007, the Company acquired a 50% working interest in the South West extension of the West Ranch Field in Jackson County, Texas. The estimated proved undeveloped secondary recovery reserves of this property are 900,000 barrels. The Company has invested $1,369,459 in the acquisition of the working interest in this property and expects to invest an additional $900,000 in the next 12 months in this project.

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

Big Sand Spring Valley and Cherry Creek Prospect

The Company acquired a 50% working interest in these properties for an initial payment of $667,000 and the obligation for a future payment of $2,000,000 which represents 50% of the initial drilling costs. Subsequently, the Company is obligated to pay 50% of additional drilling costs on this property. In addition, the Company is obligated to issue one million shares of its common stock for each ten million equivalent barrels of net proven oil reserves developed on the Big Sand Spring Valley Prospect. At September 30, 2007, the Company was not obligated to fund any additional drilling costs nor are there any net proven oil reserves on these properties. This participation agreement has a term of ten years.

Pebble Beach Prospect

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

Eternal Energy Corp.

Notes to the Condensed Financial Statements
As of September 30, 2007, and
For the Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006

5.	Oil and Gas Properties, Continued

The Company recorded dry hole costs related to the North Sea prospects as follows:

Quad 14	$1,430,428
Quad 41 and 42	107,988
Total	$1,538,416

6.	Commitments and Contingencies

Financial Results, Liquidity and Management's Plan

The Company has incurred net losses for the nine-month period ended September 30, 2007 of $(4,903,210). The Company has been able to obtain additional operating capital through private equity funding sources. As of September 30, 2007, the Company had $1,559,312 in cash on hand, but Management's plans include the continued development and implementation of its business plan including a minimum payment of $2,000,000 for the Company’s portion of future drilling costs. The Company has relied upon equity funding and a loan from a related party since inception.

Litigation

The Company is not aware of any litigation matters pending or threatened as of September 30, 2007 that will materially affect the Company's financial statements. The Company may in the future become involved in matters of litigation that the Company considers ordinary routine litigation incidental to the Company's business. The Company's policy is to accrue during a period, as a charge to operations, amounts related to legal matters if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, as required by SFAS No. 5, Accounting for Contingencies.

Drilling Cost Obligations

As discussed in Note 5, the Company is obligated to fund its share of drilling costs related to its participation in exploratory oil and gas wells. The minimum obligation on the wells on this property is $2 million, none of which has been expended at September 30, 2007.

Eternal Energy Corp.

Notes to the Condensed Financial Statements
As of September 30, 2007, and
For the Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006

6.	Commitments and Contingencies, Continued

Employment Agreement

The Company entered into an employment agreement with its president. This agreement has a term of two years, provides for annual compensation of $174,000 and a signing bonus of $165,000 of which $90,000 has been paid at September 30, 2007. In addition, the Company granted to its president options to purchase 1,443,800 shares of the Company’s common stock at an exercise price of $1.00 per share. The employment agreement also gives the Company the right to repurchase from the president 1,250,000 shares he currently owns upon his termination. The repurchase price is the lesser of the fair market value of the shares on the date the repurchase right is exercised by the Company or $.023 per share. This repurchase right lapses as follows:

Number of
Date	Shares

May 7, 2008	625,000
November 7, 2008	625,000

Total	1,250,000

7.	Stock Based Compensation

In November 2005, the Company granted options to purchase 1,443,800 shares of its common stock to its president. The exercise price of these options is $1.00 per share, which exceeded the market price on the effective date of grant. The options vest at the rate of 240,633 shares at the end of each nine-month period from the effective date of grant, and all become exercisable on November 7, 2008. Options to purchase 721,899 were exercisable at September 30, 2007.

In February 2006, the Company granted options to purchase 500,000 shares of its common stock to a director. In December 2006 the Company exchanged the option to 500,000 common shares for a new option to purchase 350,000 shares of common stock. In addition, this director was granted an option to purchase an additional 300,000 shares of common stock. The exercise price of these options is $0.78 per share, which was the market price on the effective date of grant. The Company recognized $46,046 and $92,091 as compensation expense during the three and nine month periods ended September 30, 2007. The options vest at the rate of 116,667 shares at the date of grant, and 133,333 at the end of each six-month period from the effective date of grant, and all become exercisable on February 27, 2009. Of these options, 250,000 were exercisable at September 30, 2007.

Eternal Energy Corp.

Notes to the Condensed Financial Statements
As of September 30, 2007, and
For the Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006

8.	Equity Transactions

Sale of Equity Units

In March and May 2006, the Company sold 11,876,000 and 1,248,000 equity units, respectively, through a private placement offering. Each equity unit consisted of one share of the Company’s common stock and one warrant to purchase a share of the Company’s common stock at $1.00 per share. The per equity unit price was $0.50 with net proceeds of $6,562,000. The Company paid $440,240 as finders fees related to this offering. The equity units have a registration rights agreement that required the Company to file a registration statement with the Securities and Exchange Commission covering the shares and shares to be issued upon exercise of the warrants. The registration rights agreement provides for liquidated damages equal to $72,500, which is included in accrued liabilities at September 30, 2007. The registration became effective and no additional penalties will be due.

Warrants

	2007		2006
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Prices
Outstanding, beginning of period	14,050,000	$1.16	1,126,000	$1.20
Issued	-	-	13,124,000	$1.00
Exercised	-	-	-	-
Outstanding, June 30	14,050,000	$1.16	14,250,000	$1.16
Exercisable, June 30	14,050,000	$1.16	14,250,000	$1.20

Shares Reserved for Future Issuance

The Company has reserved shares for future issuance upon exercise of outstanding options and warrants as follows:

Options	2,093,800
Warrants	14,050,000
Total at June 30, 2007	16,143,800

These amounts do not include any shares that may have to be issued upon the discovery of net proved reserves in the Nevada oil and gas property.

Item 2. Management’s Discussion and Analysis or Plan of Operation

THE FOLLOWING PRESENTATION OF OUR MANAGEMENT’S DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT.

A Note About Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current management’s expectations. These statements may be identified by their use of words like “plans”, “expect”, “aim”, “believe”, “projects”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about our business strategy, expenditures, and financial results are forward-looking statements. We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur.

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

Results of Operations for the Three- and Nine-Month Periods Ended September 30, 2007 and 2006

In June 2007, we sold our equity interest in Pebble Petroleum, Inc., and, therefore, are no longer in the development stage. This transaction represents the first revenue that we have generated. We received $877,353 for our interest in this prospect, which we had acquired earlier in 2007. In addition to the initial payment, we will receive $250,000 for each of the first eight wells drilled on the property. The first three wells were commenced in the three-month period ended September 30, 2007. We do not know at this time when or if any additional wells will be drilled on this property. Also during the nine-month period ended September 30, 2007, we abandoned our interests in the North Sea Quad 14, 41 and 42 activities. Two test wells were completed and no economical reserves were discovered. Our share of the cost of the test well on Quad 14 was $1,430,429, which is included in “dry hole costs.” Also included in dry hole costs is $107,988 related to costs we incurred on the Quad 41 and 42 prospect. We made a deposit of $1,500,000 to cover our share of the drilling costs of the test well on this prospect. No amounts of this deposit have been released to the operator and we have instructed the holder of the funds not to release any funds. We are currently attempting to determine what amount, if any, will be released to the operator.

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

In December 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. EITF 00-19-2 “Accounting for Registration Rights Payment Arrangements.” This Staff Position changes the way registration rights arrangements are recorded. This Staff Position no longer requires warrants and embedded conversion features with registration rights arrangements to be treated as derivative instruments. This Staff Position requires that these instruments be recorded as if they had not been recorded as a derivative instrument at their inception and the difference recorded as a cumulative effect of change in accounting principal. This Staff Position could not be implemented by the Company until 2007 and does not allow retrospective application. On January 1, 2007, the Company recorded a cumulative effect of change in accounting principal and increased net loss during the three-month period ended March 31, 2007 by $4,021,112, increased additional paid-in capital by $6,091,061 and decreased financial instrument derivative liability by $2,069,949.

3

The fair value of these warrants decreased during the three- and-nine-month periods ended September 30, 2006, and, therefore, we recorded a gain on warrant derivatives of $3,708,412 and $5,496,544 during those periods. The gain on warrant derivative liability did not affect current or future cash flow, and, therefore, the following discussion reflects the results of our operations before considering the gain on warrant derivative liability during the three- and nine-month periods ended September 30, 2006.

General and administrative expenses were about the same during the three-month periods in each year and increased from $422,652 to $587,365 during the nine-month periods. An analysis of the increases in general and administrative expenses and the relevant components follows:

•
Consulting fees decreased $11,678 and $13,790 to $1,260 and $34,748 in the three- and nine-month periods, respectively, in 2007 compared to the same periods in 2006, as our activities, both in evaluating possible energy prospects and in developing our infrastructure necessary to support our activities, remained consistent during the periods. Outside consultants have been replaced with employees and compensation costs increased $29,007 and $45,027 during the periods in 2007 compared to the same periods in 2006.

•
We commenced investor relation activities in June 2006. We incurred $16,680 and $42,935 of these costs during the three- and nine-month periods in 2007 compared to $6,600 and $11,314 in the three- and nine-month periods in 2006. We expect the amounts we incurred during 2007 to continue for the foreseeable future.

•
We occupied new office space during the first quarter of 2007 and, in the second quarter of 2007, subleased a portion of our space. Net rent expense was $4,890 (net of sublease receipts of $11,853 and $35,571 during the three- and nine-month periods in 2007 compared to $2,000 and $6,834 during the same periods in 2006.

•	Stock based compensation was $46,046 and $138,138 during the three- and nine-month periods in 2007 compared to $33,513 and $45,800 during the same periods in 2006.

•
Professional fees decreased $22,519 and $48,395 to $49,288 and $167,982 during the three- and nine-month periods in 2007 from the same periods in 2006, primarily due to legal and accounting fees related to the change in accounting principal described above and the Registration Statement that became effective in 2007.

•
We realized $9,807 and $43,803 in interest income during the three- and nine-month periods in 2007, which resulted from the amounts earned on the proceeds of our private offering in the second quarter of 2006.

•
Travel costs increased $1,222 and $50,380 during the three- and nine-month periods in 2007 to $3,222 and $104,222 related to our sale of the Pebble Beach prospect and our unsuccessful efforts in the North Sea.

•	During the nine-month period in 2007, we incurred $72,500 in settlement costs related to our untimely filing of the registration statement required by the private offering of our securities in 2006.

Liquidity and Capital Resources

As of September 30, 2007, our total assets were $5,721,934, including cash balances of $1,559,312. We have invested $2,533,663 in oil and gas prospects. In addition, we have on deposit $1.5 million for our share, if any, related to the unsuccessful test well on the Quad 41 and 42 North Sea prospect. We have commitments for future drilling costs totaling at least $2.0 million. During the year ended December 31, 2005, we sold equity units with net proceeds of $1,126,000, and in 2006, we sold equity units with net proceeds of $6,124,760. Each of these equity unit sales consisted of one share of our common stock and a warrant to purchase one share of our common stock. The warrant exercise price of the warrants sold in 2005 is $1.20 per share and the warrant exercise price of the warrants sold in March 2006 is $1.00 per share.

4

Despite our positive cash flows from operation of $404,525 for the nine-month period ended September 30, 2007, our minimum drilling costs associated with our oil and gas exploration participations of $2.0 million and our on going administrative costs exceed our current cash resources. We have been able to obtain additional operating capital through private equity funding sources to fund our activities to date. Management’s plan includes the continued development and implementation of our business plan. We have relied upon equity funding since inception.

No assurances can be given that we will be able to obtain sufficient working capital through the sale of our common stock and borrowing or that the development and implementation of our business plan will generate sufficient revenues in the future to sustain ongoing operations. These factors raise substantial doubt with our auditor about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements at September 30, 2007.

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

5

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

6

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

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

*Filed with this report.

7

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETERNAL ENERGY CORP.

(Registrant)

November 19, 2007	/s/ Bradley M. Colby
Bradley M. Colby
President, Chief Executive Officer, Secretary, Treasurer, and Chief Financial Officer

8