Form 10QSB/A
period 2007-09-30
Eternal Energy Corp.
filed 2007-11-21
CIK 1282613

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

Warrants

	2007		2006
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Prices
Outstanding, beginning of period	14,050,000	$1.16	1,126,000	$1.20
Issued	-	-	13,124,000	$1.00
Exercised	-	-	-	-
Outstanding, September 30	14,050,000	$1.16	14,250,000	$1.16
Exercisable, September 30	14,050,000	$1.16	14,250,000	$1.20

Shares Reserved for Future Issuance

The Company has reserved shares for future issuance upon exercise of outstanding options and warrants as follows:

Options	2,093,800
Warrants	14,050,000
Total at September 30, 2007	16,143,800

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

5

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On November 20, 2007, our chief executive officer and we were served with a summons and complaint, styled Zavanna LLC, a Colorado limited liability company; Prairie Petroleum, Inc, a Colorado corporation; Trapper Oil Company, Inc., a Colorado corporation; Zavanna Canada Corporation, a Nova Scotia unlimited liability company v. Brad Colby; Eternal Energy, Inc., a Nevada corporation; Pebble Petroleum, Inc., a British Columbia corporation; Steven Swanson; Fairway, LLC, a Colorado limited liability company; ABC Corporation; DEF Limited Partnership; and John Doe 1-10, District court, City and County of Denver, Colorado case No. 07-CV-10775. Plaintiffs have pled claims for relief against our CEO and us for breach of contract, misappropriation of confidential and proprietary information and of trade secret and claims under the Colorado Uniform Trade Secrets Act, fraud, declaratory relief declaring any agreements of release to be void and unenforceable as they were obtained by fraudulent inducement; declaration of accounting and constructive trust for all proceeds and profits from the alleged misappropriation; injunctive relief for return of all allegedly misappropriated information and cessation of use; civil theft of business values; and tortious interference with contract. Plaintiffs seek compensatory and punitive damages in an unspecified amount, prejudgment interest, declaratory relief, injunctive relief, accounting, and attorneys’ fees. We believe that the causes of action are without merit and intend to defend our rights and those of our CEO vigorously. Management does not believe that this will have a material, adverse impact on the Company.

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

ETERNAL ENERGY CORP.

(Registrant)

November 21, 2007	/s/ Bradley M. Colby
Bradley M. Colby
President, Chief Executive Officer, Secretary, Treasurer, and Chief Financial Officer

8