Form 10KSB
period 2007-12-31
Eternal Energy Corp.
filed 2008-04-15
CIK 1282613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark one)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year:	$2,444,479

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 11, 2008	$4,716,000

Number of shares of Common Stock ($0.001 par value) outstanding as of the close of business on April 11, 2008:	42,550,000

Transitional Small Business Disclosure Format	Yes ☐	No ☒

ETERNAL ENERGY CORP.

PART I

Item 1. Description of Business.

Corporate History

Eternal Energy Corp. (“we,” “our,” “us” or the “Company”) was incorporated in Nevada on July 25, 2003, to engage in the acquisition, exploration, and development of natural resource properties. On November 7, 2005, we and a newly formed merger subsidiary wholly-owned by us completed a merger transaction with us as the surviving corporation (the “Merger”). In connection with the Merger, we changed our name to “Eternal Energy Corp.” from our original name, “Golden Hope Resources Corp.”

Business Overview

Since the Merger, we have been engaged in the exploration for petroleum and natural gas in the State of Nevada, the North Sea, and the Pebble Beach Project through the acquisition of contractual rights for oil and gas property leases and the participation in the drilling of exploratory wells.

On November 7, 2005, as part of the Merger transaction, we acquired contractual rights and interests in a joint venture with Eden Energy Corp. for the acquisition of oil and gas leases and drilling wells to explore for oil and natural gas reserves on the Big Sand Spring Valley Prospect located in Nye County, Nevada (the “BSSV Project”). As a result, we have rights to acquire a 50% working interest in approximately 82,184 gross acres, which rights expire in 2015 and which can be extended upon production from the leases. Effective April 17, 2006, we entered into a letter agreement with Eden Energy, with respect to the our right to participate with Eden Energy in the exploration of oil and natural gas reserves located on approximately 77,000 gross and net acres of land in central eastern Nevada (the “Cherry Creek Project”). Effective November 30, 2006, we entered into an agreement with Eden Energy relative to the Big Sand Spring Valley and Cherry Creek Prospects. The agreement provides for a release of our option in the Cherry Creek Project in exchange for an assignment of a 100% interest in the Big Sand Spring Valley Project. The Big Sand Spring Valley Project consists of approximately 102,000 Federal gross and net acres in Nevada. The leases are for a primary term of 10 years from and after July 1, 2005. The leases may be extended beyond the primary term by production or unitization of production therefrom. We are currently in discussions with another industry partner regarding a farmout of our interest for the drilling of an initial test well on the project.

On November 29, 2005, we acquired rights to participate in the drilling of an exploratory well in a North Sea petroleum exploration project (the “Quad 14 Project”) with International Frontier Resources Corporation (“IFR”), an oil and gas exploration company based in Calgary, Alberta, Canada. The Quad 14 Project contemplates the drilling, testing, completing, and equipping an initial exploratory test well on a 255 square kilometer block located in Quad 14 in the North Sea. The 255-kilometer acreage block is located 24 kilometers south of the 639 million barrel Claymore oil field, 20 kilometers south of the 132 million barrel Scapa oil field, and nine kilometers north of the 592 billion cubic foot Goldeneye natural gas field. The agreement with IFR was amended effective May 19, 2006, to provide for Oilexco Incorporated as the operator, to decrease the percentage of the drilling costs we will fund from 15% to 12.50%, and to change our working interest in the Quad 14 Project from 10% to 9.1875%. This well was commenced on or about March 27, 2007 and was plugged and abandoned on or about April 9, 2007 because no hydrocarbons were encountered in commercial quantities.

On January 30, 2006, we acquired our second petroleum exploration project in the North Sea. We entered into an agreement with IFR to participate in the drilling of an exploratory well in a 970 square kilometer acreage block located in Quad 41 and Quad 42 in the North Sea (the “Quad 41/42 Project”). We have a 10% working interest in the Quad 41/42 Project. The initial well on the Quad 41/42 Project commenced on or about July 28, 2007, was drilled to a total depth of approximately 6,000 feet, and was plugged and abandoned on or about August 17, 2007 after the well encountered sub-economic gas reserves. We are a party to a dispute regarding the scope and existence of our obligation to participate in the drilling of the initial test well on this Project. In connection with that dispute, our USD$1,500,000 is currently held in the trust account of IFR’s lawyer’s. We continue to review the relevant agreements to determine appropriate courses of action to resolve this dispute.

In the fourth quarter of 2006, we entered into a series of agreements, a result of which was we acquired 15% of the capital stock of Pebble Petroleum, Inc. (“Pebble”), as well as the following rights and interests in the Pebble Beach Project:

- a USD$250,000 spud fee for each of the first eight wells drilled by Pebble on the Pebble Beach Project;
- a five percent gross overriding royalty from each well drilled on certain acreage that Pebble holds rights to in western Canada (no capital outlay or other expenses to be required by us); and
- a 10% interest in a joint venture with a subsidiary of Pebble; the joint venture will explore and develop certain prospects located in the northern United States (we pay 10% of all costs incurred) (collectively, “Interests”).

In April 2007, we sold our stock in Pebble to Heartland Resources Inc., a petroleum and natural gas exploration company whose shares are listed on the TSX-Venture Exchange (“Heartland”), subject to the satisfaction of certain material terms and conditions, completion of the financing, completion of satisfactory due diligence and title reviews, approval of the TSX Venture Exchange, and other terms and conditions that are consistent with similar transactions in the oil and gas industry, in exchange for our nominal initial aggregate subscription price of our shares in Pebble ($300). We have received payment on a CDN$882,000 convertible note due to us by Pebble, and we retained all of our Interests. Furthermore, during the five-year period following the closing of the agreement with Heartland, for every 1,000 barrels of oil Pebble produces on average per day for 30 consecutive days, Heartland will issue us 250,000 shares in Heartland, up to a maximum of 1.25 million shares. Brad Colby, our president and director, is also a director of Heartland and the president of Pebble. Mr. Colby declared his interest in Heartland and Pebble to our Board of Directors and abstained from voting on any matters relating to either company. In August of 2007, Mr. Colby resigned as president of Pebble and did not stand for re-election to Heartland’s Board of Directors.

In August 2007, Heartland changed its name to Ryland Oil Corporation (“Ryland”). Pebble has acquired approximately 299,232 gross and net acres in the Pebble Beach Project in western Canada in which the Company owns a five percent gross overriding royalty. In addition, Ryland’s US subsidiary has acquired approximately 20,648 gross and 12,185 net acres in the Pebble Beach Project in the northern United States. Pebble has drilled six wells on the project to date. Final results from the drilling operations are pending. In connection with the Interests, Pebble paid us USD$750,000 in respect of the first three wells drilled and placed USD$750,000 in the trust account of its lawyers in respect of the drilling of the next three wells. We understand that these funds will remain in trust until our litigation with Zavanna LLC has been resolved.

Starting in May 2007, we entered into a series of agreements to acquire a 75% working interest in the SW extension of the West Ranch field in Jackson County, Texas. This property currently produces approximately 20 barrels of oil per day principally from the Ward formation at a depth of 5,750 feet. Ryder-Scott Co., a Houston based petroleum engineering firm, has reviewed the property and ascribed 900,000 barrels of proved undeveloped reserves to the Glasscock formation at an approximate depth of 5,600 feet. In December 2007, initial work to implement a 4 well pilot waterflood of the Glasscock formation was commenced. This work was expected to be completed by the end of January 2008; however, field work performed to date has required further study for proper well-bore stimulation of the water injection wells. Current plans call for completion of the pilot program well work by the first of June 2008, at which time water injection should begin.

In the fourth quarter of 2007, we entered into a series of agreements with a related party to acquire the right to pursue a down-hole gas/water separation (“DGWS”) opportunity, primarily in western Canada. We have formed a wholly owned subsidiary in Canada, EERG Energy, ULC, in which to pursue this opportunity. We are evaluating the viability of the DGWS opportunity at this time.

In December 2007, we purchased a 640-acre mineral lease from the State of Utah, the first lease on a new prospect in the Paradox Basin in Utah. To date, we have acquired approximately 10,782 gross and 9,860 net acres on the Steamroller Project. Ryland’s US subsidiary is our partner on this project. Each company owns 50% of the project.

We will require additional funds to implement the work programs set forth above. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to obtain financing on favorable terms, or if at all. In addition, there is no assurance that we will be able to maintain our operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Also, we may continue to be unprofitable. Furthermore, the continuing litigation with Zavanna LLC may adversely affect our ability to obtain additional capital and to effectuate our business plan.

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

Research and Development

Our business plan is focused on a strategy for maximizing the long-term exploration and development of our oil and gas leases in the State of Nevada; North Sea; Pebble Beach Project; SW extension of the West Ranch field in Jackson County, Texas; DGWS opportunity; and Steamroller Project in the Paradox Basin in Utah. To date, execution of our business plan has largely focused on acquiring prospective oil and gas leases, so we have expended zero funds on research and development in each of our last two fiscal years. We intend to establish a going forward exploration and development plan.

Employees

As of April 11, 2008, our only employees were Bradley M. Colby, our President, Chief Executive Officer, Treasurer, and Chief Financial Officer, and Craig Phelps, our Vice President of Engineering, each of whom are full-time employees. We do not expect any material changes in the number of employees over the next 12-month period. We do and will continue to outsource contract employment as needed. However, if we are successful in our initial and any subsequent drilling programs we may retain additional employees.

RISK FACTORS

Ownership of our common stock involves a high degree of risk; you should consider carefully the factors set forth below, as well as other information contained in this annual report.

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

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of our exploration and development operations. We are engaged in the business of exploring and, if warranted, developing commercial reserves of oil and gas. Our properties are in the exploration stage only and are without known reserves of oil and gas. Accordingly, we have neither generated any material revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any material revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any material revenues, we expect that we will need to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

As our properties are in the exploration stage there can be no assurance that we will establish commercial discoveries on our properties.

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

Item 2. Description of Property.

Effective April 17, 2006, we entered into a letter agreement with Eden Energy with respect to our right to participate with Eden Energy in the Cherry Creek Project. Effective November 30, 2006, we entered into an agreement with Eden Energy relative to the Big Sand Spring Valley and Cherry Creek Prospects. The agreement provides for a release of our option in the Cherry Creek Project in exchange for an assignment of a 100% interest in the Big Sand Spring Valley Project. The Big Sand Spring Valley (“BSSV”) Project consists of approximately 102,000 Federal gross and net acres in Nevada. The leases are for a primary term of 10 years from and after July 1, 2005. The leases may be extended beyond the primary term by production or unitization of production therefrom. In 2007, we elected not to pay lease rentals on certain of the acreage and currently own approximately 52,957 gross and net acres in BSSV.

The Quad 14 Project entitles us the right to acquire a 9.1875% working interest in oil and gas licenses covering our approximately 255 square kilometer acreage block located in Quad 14 Project in the North Sea. The Quad 41/42 Project entitles us the right to acquire a 10% working interest in oil and gas licenses covering a 970 square kilometer acreage block located in Quad 41 and Quad 42 in the North Sea. Pursuant to the agreement and the actions of the parties, the expiration date of the licenses for the North Sea projects was extended from October 2007 to October 2011.

The agreement with Pebble Petroleum, Inc. provides us with a five percent overriding royalty interest in approximately 299,232 gross and net acres in western Canada. The Pebble Petroleum, Inc. agreement also provides us with a 10% working interest in approximately 20,648 gross and 12,185 net acres in the northern United States. The acreage under these agreements has various expiration dates.

  We own a 75% working interest in the SW extension of the West Ranch field in Jackson County, Texas. This property includes approximately 1,000 gross and net acres that is principally held by production.

The Steamroller Project in the Paradox Basin in Utah currently has approximately 10,782 gross and 9,860 net acres leased, and we own a 50% interest in the project. The leases have various expiration dates, the earliest of which is September 1, 2012.

We do not own any other properties.

Item 3. Legal Proceedings.

On November 20, 2007, our chief executive officer and we were served with a summons and complaint, styled Zavanna LLC, a Colorado limited liability company; Prairie Petroleum, Inc, a Colorado corporation; Trapper Oil Company, Inc., a Colorado corporation; Zavanna Canada Corporation, a Nova Scotia unlimited liability company v. Brad Colby; Eternal Energy, Inc., a Nevada corporation; Pebble Petroleum, Inc., a British Columbia corporation; Steven Swanson; Fairway, LLC, a Colorado limited liability company; ABC Corporation; DEF Limited Partnership; and John Doe 1-10, District court, City and County of Denver, Colorado case No. 07-CV-10775. Plaintiffs have pled claims for relief against our CEO and us, among other persons, for breach of contract, misappropriation of confidential and proprietary information and of trade secret and claims under the Colorado Uniform Trade Secrets Act, fraud, declaratory relief declaring any agreements of release to be void and unenforceable as they were obtained by fraudulent inducement, declaration of accounting and constructive trust for all proceeds and profits from the alleged misappropriation, injunctive relief for return of all allegedly misappropriated information and cessation of use, civil theft of business values, and tortuous interference with contract. Plaintiffs seek compensatory and punitive damages in an unspecified amount, prejudgment interest, declaratory relief, injunctive relief, accounting, and attorneys’ fees. We believe that the causes of action are without merit and intend to defend our rights and those of our CEO vigorously. On January 17, 2008, we and our CEO filed a countersuit, claiming abuse of process, intentional interference with an existing business and contractual relations, commercial disparagement and conspiracy, which we intend to prosecute vigorously.

We are not currently a party to any other material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock, par value $.001, has been dually quoted on the Pink Sheets and the OTC Bulletin Board under the symbol “EERG” since November 7, 2005; however, active trading in the market of our common stock did not commence until February 2, 2006. The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by Pink Sheets. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

	Bid
	High	Low
Year ended December 31, 2007:
First Quarter	$0.64	$0.39
Second Quarter	0.49	0.17
Third Quarter	0.26	0.11
Fourth Quarter	0.11	0.033
Year ended December 31, 2006:
First Quarter	2.00	0.50
Second Quarter	1.85	0.50
Third Quarter	1.20	0.49
Fourth Quarter	0.90	0.49

As of April 11, 2008, there were approximately 30 holders of record of our common stock.

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

A Note About Forward-Looking Statements

This Annual Report on Form 10-KSB contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current management's expectations. These statements may be identified by their use of words like “plans,” “expect,” “aim,” “believe,” “projects,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about our business strategy, expenditures, and financial results are forward-looking statements. We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur.

Actual results could differ materially from those in the forward looking statements due to a number of uncertainties including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions, further changes in our business direction or strategy, competitive factors, oil and gas exploration uncertainties, and an inability to attract, develop, or retain technical, consulting or managerial agents or independent contractors. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Annual Report, except as required by law; we are not obligated to release publicly any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

Industry Outlook

The petroleum industry is highly competitive and subject to significant volatility due to numerous market forces. Crude oil and natural gas prices are affected by market fundamentals such as weather, inventory levels, competing fuel prices, overall demand and the availability of supply.

Worldwide oil prices rose throughout 2007 and reached historical highs during the last half of the year. Continued economic growth, resulting in increased demand and concerns about supply availability, could result in continued high prices. A lower demand growth rate could result in lower crude oil prices.

Oil prices have significantly affected profitability and returns for upstream producers. Oil prices cannot be predicted with any certainty. The WTI price has averaged approximately $38 per barrel over the past ten years. However, the industry has historically experienced wide fluctuations in prices. While local supply/demand fundamentals are a decisive factor affecting domestic natural gas prices over the long term, day-to-day prices may be more volatile in the futures markets, such as on the NYMEX and other exchanges, making it difficult to forecast prices with any degree of confidence. Over the last ten years, the NYMEX gas price has averaged approximately $5.03 per Mcf.

Results of Operations for the Fiscal Years Ended December 31, 2007 and 2006

In June 2007, we sold our interest in Pebble Petroleum, Inc., and, therefore, are no longer in the development stage because this transaction represents the first revenue that we have generated. We received $877,353 for our interest in this prospect, which we had acquired earlier in 2007 at a cost of $259,482. In addition to the initial payment, we will receive $250,000 for each of the first eight wells drilled on the property. The first five wells were commenced during the year ended December 31, 2007. One additional well was commenced in January 2008. We do not know at this time if or when any additional wells will be drilled on this property.

Our business plan includes the acquisition of interests in oil and gas exploratory prospects, and in some cases, such as the Pebble prospect, we may sell all or part of our interest. The nature of these transactions are that they occur irregularly and therefore our revenues may fluctuate significantly from period to period.

At various times during the year ended December 31, 2007, we acquired working interests that total 75% in the West Ranch property located in Texas. We realized $317,135 in revenue from this property in 2007.

We recognized no revenue in 2006.

Also during the year ended December 31, 2007, we abandoned our interests in the North Sea Quad 14, 41, and 42 activities. Two test wells were completed, and no economical reserves were discovered. Our share of the cost of the test well on Quad 14 was $1,430,429, which is included in “dry hole costs.” Also included in dry hole costs is $107,988 related to costs we incurred on the Quad 41 and 42 prospect. We made a deposit of $1,500,000 to cover our share of the drilling costs of the test well on this prospect. No amounts of this deposit has been released to the operator, and we have instructed the holder of the funds not to release any funds. We are currently attempting to determine what amount, if any, will be released to the operator. Dry hole costs in 2006 relate our failed attempt to acquire Zavanna Canada Corp. We used the full cost method to account for our exploration activities and, therefore, do not expense any exploration costs until a prospect is abandoned.

Our share of the operating costs of the West Ranch Field was $369,516 in 2007. We had no similar costs in 2006, as we acquired our interest in this field in 2007.

General and administrative expenses increased from $538,909 for the year ended December 31, 2006 to $839,576 for the year ended December 31, 2007. An analysis of the increases in general and administrative expenses and the relevant components follows:

•
Consulting fees decreased from $65,416 in 2006 to $40,080 in 2007 as we replaced consultants with employees in 2007. As a result, compensation costs increased $50,651 to $230,515 in 2007. In 2007, we commenced providing health insurance for our employees at a cost of $24,469.

•
In 2007, we incurred $72,500 in settlement costs related to our untimely filing of the registration statement required by the private offering of our securities in 2006, unlike in 2006, when we did not incur any settlement costs.

•	We incurred office support costs of $34,500 in 2006 from an entity controlled by our president before we were able to increase our support staff. In 2007, we had no similar costs.

•	In 2006, we commenced investor relation activities with a total cost of $22,789, as compared to $65,555 in 2007.

•
We determine the value of options granted to employees and directors and amortize that value over the vesting period of each option. This is recorded as stock based compensation, which increased from $112,826 in 2006 to $222,009 in 2007. The increase in 2007 is the result of options granted to new employees and directors in 2007.

•	Our travel costs increased from $37,842 in 2006 to $103,811 in 2007 as we increased our efforts to find and acquire oil and gas prospects.

•	In 2006, we developed our web site at a cost of $37,102. We had no similar costs in 2007.

•	We rented new office space in 2007, the expense for which, net of sublease payments, was 331,523 in 2007, compared to $6,835 in the prior year.

•	Professional fees increased $28,240 to $256,112 in 2007. This increase related to legal and accounting expenses resulting from the litigation with Zavanna LLC.

•
We realized $52,163 in interest income in 2007 compared to $29,940 in 2006. This resulted from an increase in the average interest rate we received on our deposits, partially offset by a decrease in the amount that we had on deposit.

In October 2007, we acquired from entities owned by our Chairman and Chief Executive Officer certain exploratory oil and gas leases and exclusive licenses to use a down-hole gas/water device. We paid $125,000 for the oil and gas leases and are obligated to pay to the related entity $250,000 on each of December 31, 2008 and December 31, 2009. We may pay these amounts either in cash or with shares of our common stock. In addition, we reimbursed one of the related entities $20,000 for amounts paid to Zavanna Canada Corp. We are required to drill and equip two wells. We may cancel this agreement after we have drilled the two required wells and made the first $250,000 payment.

One license agreement required us to pay $25,000 in September 2007 and further requires us to purchase ten devices each year, beginning in 2008, at a cost of $4,000 per device. In addition, the grantor of the license will receive a 2% royalty on each well using the device. The license expires in January 2012; we can extend this license for 5 years at a cost of $300,000.

The second license required a payment of $35,000 on March 30, 2008 and an annual payment of $10,000. We are required to pay $500 for each device that we use and give to the grantor of the license a 5% working interest in each well using the devise. We were required to purchase and install in Canada 20 devises by March 31, 2008, in order to maintain exclusivity under the license. We did not purchase and install the required number of devices and, therefore, the license is no longer exclusive.

The third license requires us to make an annual payment of $6,000 by March 31 of each year and gives to the grantor of the license a 5% working interest in each well using the devise. We were required to purchase and install in the United States five devises by March 31, 2008, in order to maintain exclusivity under the license. We did not purchase and install the required number of devices and, therefore, the license is no longer exclusive.

As part of the acquisition of the licenses from the related entity, we acquired an option to purchase all of the outstanding shares of such related entity in exchange for 25 million shares of our common stock. We are required to make a $20,000 payment each six months commencing on June 30, 2008 through June 30, 2010 to retain this option, which expires on December 31, 2010.

Liquidity and Capital Resources

As of December 31, 2007, our total assets were $7,169,192. We had cash balances of $791,891 and had invested $3,526,190 in oil and gas prospects. In addition, we have on deposit $1,536,130 related to our North Sea prospect which has been abandoned. We have commitments for future drilling costs totaling at least $2 million. During the year ended December 31, 2006, we sold equity units with net proceeds of $6,124,760. Each of these equity unit sales consisted of one share of our common stock and a warrant to purchase one share of our common stock. The warrant exercise price of the warrants sold in 2006 was $1.00 per share

Despite our cash flows from operation of $461,392 for the year ended December 31, 2007 and our minimum drilling costs associated with our oil and gas exploration participations of $2 million, and we expect to spend $2,850,000 in improvement costs in our West Ranch property. We have been able to obtain additional operating capital through private equity funding sources. Management's plan includes the continued development and eventual implementation of our business plan. We have relied upon equity funding since inception.

No assurances can be given that we will be able to obtain sufficient working capital through the sale of our common stock and borrowing or that the development and implementation of our business plan will generate sufficient revenues in the future to sustain ongoing operations. These factors raise substantial doubt with our auditor about our ability to continue as a going concern.

On November 20, 2007, we were served with a complaint alleging breach of contract, misappropriation of confidential and proprietary information and of trade secret and claims under the Colorado Uniform Trade Secrets Act, fraud, declaratory relief declaring any agreements of release to be void and unenforceable as they were obtained by fraudulent inducement, declaration of accounting and constructive trust for all proceeds and profits from the alleged misappropriation, injunctive relief for return of all allegedly misappropriated information and cessation of use, civil theft of business values, and tortuous interference with contract. The Plaintiffs seek compensatory and punitive damages in an unspecified amount, prejudgment interest, declaratory relief, injunctive relief, accounting, and attorneys’ fees. We believe the causes of action are without merit and intends to defend its rights vigorously. On January 17, 2008, we filed a countersuit claiming abuse of process, intentional interference with an existing business and contractual relations, commercial disparagement and conspiracy.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements at December 31, 2007.

Item 7. Financial Statements.

Our consolidated financial statements required to be included in Item 7 are set forth in the Index to Financial Statements set forth on page F-1 of this Annual Report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no disagreements in the applicable period.

Item 8A(T). Controls and Procedures.

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

There has been no change in our internal controls over financial reporting during our most recent fiscal year that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Item 8B. Other Information.

There is no other information required to be disclosed during the fourth quarter of the fiscal year covered by this Annual Report.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Executive Officers and Directors

The following table sets forth information concerning current executive officers and directors as of April 11, 2008:

Name	Age	Position
Bradley M. Colby	51	Director, President, CEO, Treasurer, and CFO
John Anderson	44	Director
Paul E. Rumler	54	Director and Secretary

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

Paul E. Rumler was appointed as our Director on July 26, 2007, and became our Secretary on October 22, 2007. For more than the preceding five years, Mr. Rumler has been the principal shareholder and the managing shareholder at Rumler Tarbox Lyden Law Corporation, PC, in Denver, Colorado. He is a business attorney, whose areas of practice include general corporate and business planning matters and mergers and acquisitions, primarily in the closely held market place. Mr. Rumler is also a shareholder and a member of the Board of Directors of Stargate International, Inc., a manufacturer located in the Denver, Colorado, metropolitan area.

There are no family relationships among any of our directors, executive officers or key employees.

Mr. Anderson is an independent director. The determination of independence of directors has been made using the definition of “independent director” contained under Rule 4200(a)(15) of the Rules of National Association of Securities Dealers. All directors participate in the consideration of director nominees. We do not have a policy with regard to attendance at board meetings. Our board of directors held three formal meetings during the year ended December 31, 2007, at which each then-elected director was present. All other proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporation Law and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

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

Based solely on our review of copies of such reports, we believe that there was compliance with all filing requirements of Section 16(a) applicable to our officers, directors and 10% stockholders during fiscal 2007.

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

Upon Mr. Anderson commencing his service as a director, we granted him an option to purchase 500,000 shares of our common stock with an exercise price of $1.00 per share. The option was to vest in an equal amount every six months over a three-year period. On December 4, 2006, our Board exchanged Mr. Anderson’s 500,000 options to purchase an equivalent number of shares of our common stock for 350,000 replacement stock options. Our Board also granted to him an additional 300,000 stock options. The replacement options are exercisable at $0.7954 per share. One-third of the replacement options vest immediately and the remaining vest in an equal amount every six months over a period of two years. The additional options are exercisable at the same price and vest in an equal amount every six months over a period of three years. On July 26, 2007, the Board amended the exercise price to the market price on such date, which was $0.2458 per share.

In connection with Mr. Rumler’s appointment as our director on July 26, 2007, we granted him 300,000 five-year options to purchase an equivalent number of shares of our common stock at an exercise price of $0.2458 per share. The options vest in an equal amount every six months over a period of two years.

The following table sets forth certain annual and long-term compensation paid to our Chief Executive Officer and our executive officers.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Bradley M. Colby, President, CEO, Treasurer, CFO	2007	125,000	None	None	None	None	None	None	125,000
	2006	62,301	25,000	None	None	None	None	None	87,301

Employment Agreements

On December 9, 2005, we entered into an Employment Agreement with Bradley M. Colby, in connection with his appointment as our President, Chief Executive Officer, Treasurer, Chief Financial Officer and Secretary, which agreement had an effective date of November 7, 2005. The Employment Agreement was amended effective December 4, 2006. The Employment Agreement, as amended, provides that Mr. Colby was entitled to a signing bonus of $125,000, payable directly to him or on his behalf, and an annual salary of $90,000 (an increase from $60,000 by amendment), as well as a discretionary annual bonus. In addition, Mr. Colby was granted an option to purchase 1,443,800 shares of our common stock at a per share exercise price of $1.00, which option will vest in an equal amount every six months over a period of three years from the effective date of the original Employment Agreement. The Employment Agreement, as amended, which has a two-year term from the effective date of the original Employment Agreement, also provides that all of the shares of our common stock held of record or beneficially by Mr. Colby are subject to a repurchase right in favor of us as follows. The original Employment Agreement provided for the following repurchase rights: with respect to the 2,500,000 shares held of record by Mr. Colby, 25% of such shares will be released from the repurchase right at the beginning of every six-month period beginning on the November 7, 2005, such that all of such shares will be released from the repurchase right on November 7, 2007. The amended Employment Agreement provides that with respect to the 2,500,000 shares held of record by Mr. Colby, 25% of the Executive Shares shall be released from the Repurchase Right on the date that is six months from the effective date of the Employment Agreement, an additional 25% shall be released on the date that is one year from the effective date of the Employment Agreement and the remaining 50% shall be released on the date that is 18 months from the effective date of the Employment Agreement such that all 2,500,000 shall be released from the Repurchase Right on the 18 month anniversary of the Employment Agreement. The Employment Agreement further provides that, with respect to the 750,000 shares held beneficially by Mr. Colby, 100% of such shares will be released from the repurchase right at the one-year anniversary of the effective date of the original Employment Agreement. Mr. Colby disclaims beneficial ownership to the 750,000 shares, which are held of record by five members of his immediate family. The Employment Agreement also imposes certain transfer restrictions on all of these shares, which are in addition to those imposed by applicable federal and state securities laws. In the event that Mr. Colby’s employment is terminated by us without cause or for good reason, then Mr. Colby will be entitled to a severance payment equal to one year of his salary, any unvested portion of his option will vest in full immediately, and the repurchase right will terminate immediately with respect to all of the 3,250,000 shares held by Mr. Colby. On July 26, 2007, our Board further amended our employment agreement with Mr. Colby, effective August 1, 2007. The amended agreement contains the following terms: (1) Mr. Colby is a now full-time employee of ours; (2) his annual base salary is increased from USD$90,000 to USD$174,000; (3) the term of the employment agreement is extended from its original termination date of November 7, 2007, to October 31, 2009; and (4) Mr. Colby and his dependents are to receive the following benefits: group health, vision, and dental insurance.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options Exercisable**	Number of Securities Underlying Unexercised Options Unexercisable**	Option Exercise Price	Option Expiration Date
Bradley M. Colby	962,533	481,267	$1.00	12/9/2015
John Anderson	333,333	316,667	$0.2458	12/4/2011
Paul E. Rumler	0	300,000	$0.2458	7/26/2012

** See above for vesting schedules.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the shares of common stock beneficially owned or deemed to be beneficially owned as of April 11, 2008 by: (i) each person whom we know beneficially owns more than 5% of our common stock, (ii) each of our directors, (iii) the executive officers named in the summary compensation table, and (iv) all such directors and executive officers as a group.

Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of our common stock that they beneficially own, subject to applicable community property laws.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 11, 2008. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

	Shares of Common	Percent of Common
	Stock Beneficially	Stock Beneficially
Name of Beneficial Owner / Management and Address	Owned (1)	Owned (1)
Bradley M. Colby (2)	4,453,167	10.18%
John Anderson (3)	441,666	1.0%
Paul E. Rumler (4)	75,000	-
Dennis Eldjarnson (5)	2,800,000	6.6%
RAB Special Situations (Master) Fund Ltd. (6)	3,000,000	7.1%
All directors and executive officers as a group (3 persons)	4,969,833	11.23%

Notes to Beneficial Ownership Table:

(1) Applicable percentage ownership is based on 42,550,000 shares (post-split) of common stock outstanding at April 11, 2008. The number of shares of common stock owned are those “beneficially owned” as determined under the rules of the Securities and Exchange Commission, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within sixty (60) days through the exercise of any option, warrant or right.

(2) Includes 2,500,000 shares (post-split) owned by Mr. Colby and an aggregate of 750,000 shares (post-split) owned by five members of his immediate family as to which he disclaims beneficial ownership. Also includes 1,203,167 shares exercisable within sixty (60) days of April 11, 2008 pursuant to an option. The business address for this person is 2549 W. Main Street, Suite 202, Littleton, Colorado 80120.

(3) Includes 441,666 shares underlying options exercisable within sixty (60) days of April 11, 2008. The business address for this person is Suite 916-925 West Georgia Street, Vancouver, British Columbia, V6C 3L2.

(4) Includes 75,000 shares underlying options exercisable within sixty (60) days of April 11, 2008. The business address for this person is 1777 South Harrison Street, Suite 1250, Denver, Colorado 80210.
(5) The business address for this person is Suite 1801 - 1 Yonge Street, Toronto, Canada M5E 1W7

(6) The business address for this person is c/o RAB Capital Plc, 1 Adam Street, London WC2N 6LE, United Kingdom.

Item 12. Certain Relationships and Related Transactions.

In October 2007, we acquired from entities owned by our Chairman and Chief Executive Officer certain exploratory oil and gas leases and exclusive licenses to use a down-hole gas/water device. We paid $125,000 for the oil and gas leases and are obligated to pay to the related entity $250,000 on each of December 31, 2008 and December 31, 2009. We may pay these amounts either in cash or with shares of our common stock. In addition, we reimbursed one of the related entities $20,000 for amounts paid to Zavanna Canada Corp. We are required to drill and equip two wells. We may cancel this agreement after we have drilled the two required wells and made the first $250,000 payment.

One license agreement required us to pay $25,000 in September 2007 and further requires us to purchase ten devices each year, beginning in 2008, at a cost of $4,000 per device. In addition, the grantor of the license will receive a 2% royalty on each well using the device. The license expires in January 2012; we can extend this license for 5 years at a cost of $300,000.

The second license required a payment of $35,000 on March 30, 2008 and an annual payment of $10,000. We are required to pay $500 for each device that we use and give to the grantor of the license a 5% working interest in each well using the devise. We were required to purchase and install in Canada 20 devises by March 31, 2008, in order to maintain exclusivity under the license. We did not purchase and install the required number of devices and, therefore, the license is no longer exclusive.

The third license requires us to make an annual payment of $6,000 by March 31 of each year and gives to the grantor of the license a 5% working interest in each well using the devise. We were required to purchase and install in the United States five devises by March 31, 2008, in order to maintain exclusivity under the license. We did not purchase and install the required number of devices and, therefore, the license is no longer exclusive.

As part of the acquisition of the licenses from the related entity, we acquired an option to purchase all of the outstanding shares of such related entity in exchange for 25 million shares of our common stock. We are required to make a $20,000 payment each six months commencing on June 30, 2008 through June 30, 2010 to retain this option, which expires on December 31, 2010.

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
10.7(b)
Excerpt from the minutes of the Board of Directors meeting on July 26, 2007, setting forth the terms of the Second Amendment to Employment Agreement by and between Eternal Energy Corp. and Bradley M. Colby. (Incorporated by reference to Exhibit 10.1(b) of our Current Report on Form 8-K filed on September 27, 2007).

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

10.12	Form of Subscription Agreement for March 2006 private placement. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed March 8, 2006.)
10.13	Form of Common Stock Purchase Warrant for March 2006 private placement. (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed March 8, 2006.)
10.14	Form of Registration Rights Agreement for March 2006 private placement. (Incorporated by reference to Exhibit 10.1 of our Amended Current Report on Form 8-K/A filed March 29, 2006.)
10.15	Letter Agreement between us and Eden Energy Corp. dated April 15, 2006 (Incorporated by reference to Exhibit 10.1 our Current Report on Form 8-K filed April 21, 2006).
10.16
Letter Agreement effective as of May 19, 2006, by and among Eternal Energy Corp., International Frontier Resources Corporation, Palace Exploration Company Limited, Oilexco Incorporated, and Challenger Minerals (North Sea) Limited (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed May 23, 2006).

10.17
Letter Agreement dated October 15, 2006, by and among Eternal Energy Corp., Fairway Exploration, LLC, Prospector Oil, Inc., and 0770890 B.C. Ltd. (Incorporated by reference to Exhibit 10.17 of our Annual Report on From 10-KSB filed April 16, 2007).

10.18
Letter Agreement dated October 26, 2006, by and among Eternal Energy Corp., Fairway Exploration, LLC, Prospector Oil, Inc., 0770890 B.C. Ltd., and Rover Resources Inc. (Incorporated by reference to Exhibit 10.18 of our Annual Report on From 10-KSB filed April 16, 2007).

10.19
Letter Agreement dated February 28, 2007, by and among Eternal Energy Corp., Pebble Petroleum Inc., Emerald Bay Holdings Ltd., and Heartland Resources Inc. (Incorporated by reference to Exhibit 10.19 of our Annual Report on From 10-KSB filed April 16, 2007).

21.1*	List of Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  ____________
*   Filed herewith .

Item 14. Principal Accountant Fees and Services.

For the years ended December 31, 2006, and December 31, 2007, Kelly & Co. (“Kelly”) audited our consolidated financial statements and provided tax return and tax related services.

The aggregate fees billed for professional services by the accountants in 2007 and 2006 were as follows:

	2007	2006

Audit Fees	$30,463	$21,695

Audit Related Fees (1)	$22,622	$34,535

Tax Fees	$0	$0

All Other Fees (2)	$8,715	$8,340

Total	$61,800	$64,570
________________
(1) Quarterly review fees; Amendments to 10-KSB (2006) and 10-QSB (2006 Q1, Q2, Q3; 2007 Q3).
(2) Registration statement review fees.

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

Date: April 15, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of us and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRADLEY M. COLBY	President, Chief Executive Officer, Treasurer, Chief Financial Officer and Director	April 15, 2008
Bradley M. Colby	(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Director
John Anderson

/s/ PAUL RUMLER	Secretary and Director	April 15, 2008
Paul Rumler

Eternal Energy Corp.

Financial Statements

As of December 31, 2007 and
For Each of the Two Years in the Period Ended December 31, 2007

Eternal Energy Corp.

Index to the Financial Statements

As of December 31, 2007,
For Each of the Two Years in the Period Ended December 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Eternal Energy Corp.

We have audited the accompanying balance sheetof Eternal Energy Corp. as of December 31, 2007 and the related statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2007. Eternal Energy Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eternal Energy Corp. as of December 31, 2007 and the results of its operations and cash flows for the two year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6, Financial Results, Liquidity and Management's Plan, to the financial statements, the Company has incurred net losses exclusive of the net effect of the change in accounting principal and gain on warrant derivatives for the years ended December 31, 2007 and 2006 of $819,897 and $877,005, respectively and must rely on the sale of its common stock and borrowing until it is able to successfully implement its business plan and generate sufficient revenues in the future to sustain its ongoing operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Notes 2 and 3 to the financial statements, on January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements, respectively.

Kelly & Company
Costa Mesa, California
April 15, 2008

Eternal Energy Corp.

Balance Sheet

December 31, 2007

ASSETS

Current assets:
Cash	$791,891
Prepaid expenses	46,966

Total current assets	838,857

Receivable	500,000
Equipment and leasehold improvements, net of accumulated depreciation and amortization of $19,625	90,282
Oil and gas properties, net of accumulated depletion of $30,107	3,526,190
Licenses	684,000
Deposit	1,536,130

Total assets	$7,175,459

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable and accrued liabilities	$177,309
Accrued officer's payroll	43,101
Due to a related party - current portion	250,000

Total current liabilities	470,410

Due to a related party - non-current portion	250,000

Total liabilities	$720,410

Commitments and contingencies

Stockholders' equity:

Common stock, $.001 par value, 875,000,000 shares authorized, 44,550,000 shares issued and outstanding	44,550
Additional paid-in capital	8,395,321
Accumulated deficit	(1,984,822)

Total stockholders' equity	6,455,049

Total liabilities and stockholders' equity	$7,175,459

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Statements of Operations

For Each of the Two Years in the Period Ended December 31, 2007

	For the Year Ended December 31,
	2007	2006
Sale of exploration prospect	$877,353	$-
Spud fee revenue	1,249,991	-
Oil and gas sales	317,135	-
Total revenue	2,444,479	-
Operating expenses:
Cost of prospect sold	259,482	-
Oil and gas operating costs	369,516	-
Dry hole costs	1,538,416	140,164
General and administrative	849,550	538,909
Professional fees	249,845	227,872
Depreciation and depletion expense	49,732	-
Gain on warrant derivative	-	(4,011,654)

Total operating expenses	3,316,541	(3,104,709)

Total operating income (loss)	(872,062)	3,104,709

Interest income	52,165	29,940

Net income (loss)	$(819,897)	$3,134,649

Net income (loss) per common share, basic and diluted	$(0.11)	$0.08

Weighted average number of shares outstanding, basic and diluted	43,050,000	39,170,170

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Statements of Stockholders' Equity

For Each of the Two Years in the Period Ended December 31, 2007

			Additional		Total
	Common Stock		Paid In	Accumulated	Stockholders
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2005	28,876,000	$28,876	$1,062,224	$(278,462)	$812,638
Common shares and warrants issued for cash	13,124,000	13,124	6,548,876	-	6,562,000
Value of warrant derivative	-	-	(6,196,472)	-	(6,196,472)
Finders fee related to sale of equity units	-	-	(440,240)	-	(440,240)
Shares issued as finders fee for oil and gas properties acquired	350,000	350	65,625	-	65,975
Exercise of warrants	200,000	200	199,800	-	200,000
Value of warrant derivative at exercise	-	-	102,100	-	102,100
Stock based compensation	-	-	112,827	-	112,827
Net income	-	-	-	3,134,649	3,134,649

Balance, December 31, 2006	42,550,000	$42,550	$1,454,740	$2,856,187	$4,353,477
Cumulative effect of accounting change	-	-	6,091,061	(4,021,112)	2,069,949
Stock based compensation	-	-	222,007	-	222,007
Shares issued in acquisition of oil and gas properties	2,000,000	2,000	627,513	-	629,513
Net loss	-	-	-	(819,897)	(819,897)

Balance, December 31, 2007	44,550,000	$44,550	$8,395,321	$(1,984,822)	$6,455,049

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Statements of Cash Flows

For Each of the Two Years in the Period Ended December 31, 2007

	For the Year Ended December 31,
	2007	2006
Cash flows provided by (used in) operating activities:
Income (loss)	$(819,897)	$3,134,649
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Gain on warrant derivative	-	(4,011,654)
Expensed oil & gas rights	237,050	-
Stock based compensation	222,007	112,827
Depreciation and depletion	49,732	-
Decrease in deposits - dry hole costs	1,309,179	-
Increase in receivable	(500,000)	-
Changes in operating assets and liabilities:
Increase in prepaid compensation	-	76,250
Increase in prepaid expenses	(27,871)	(12,828)
Increase (decrease) in accounts payable and accrued liabilities	(2,541)	160,522

Net cash provided by (usedin) operating activities	467,659	(540,234)

Cash flows used in investing activities:
Additions to oil and gas properties	(1,918,625)	(422,234)
Additions to equipment and leasehold improvements	(92,787)	(17,120)
Increase in licenses	(184,000)	-
(Increase) decrease in deposit	159,101	(3,004,410)

Net cash used in investing activities	(2,036,311)	(3,443,764)

Cash flows provided by financing activities:
Net proceeds from issuance of common stock and warrants	-	6,033,549
Proceeds from the exercise of warrants	-	200,000

Net cash provided by financing activities	-	6,233,549

Net increase (decrease) in cash	(1,568,652)	2,249,551

Cash –beginning of period	2,366,810	117,259

Cash – end of period	$798,158	$2,366,810

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Statements of Cash Flows

For Each of the Two Years in the Period Ended December 31, 2007

Supplemental Cash Flow Information

	For the Year Ended December 31,
	2007	2006
Cash paid for:
Interest	-	-
Taxes	-	-

Non Cash Items

Fair value of common shares issued in connection with oil and gas property acquisitions	$629,513	$65,975

Acquisition of licenses for debt to related party	$500,000	-

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2007,
For Each of the Two Years in the Period Ended December 31, 2007

1. Description of Business

Eternal Energy Corp. (the "Company") was incorporated in the state of Nevada in March 2003. The Company engages in the acquisition, exploration, development and producing of oil and gas properties. At December 31, 2007, the Company has entered into participation agreements related to oil and gas exploration projects in the Big Sand Spring Valley Prospect and the Cherry Creek Project, both located in Nye County, Nevada. The Company has also acquired a 75% working interest in West Ranch Field in Jackson County, Texas.

In 2007, the Company sold its interest in the Pebble Beach Prospect and recorded sales of oil and gas produced in the West Ranch Field, and therefore is no longer considered to be in the development stage.

2. Summary of Significant Accounting Policies

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Revenue

The Company records the sale of its interests in prospects in which it has an interest when the terms of the transaction are final and the sales price is determinable. Spud fee revenue is recorded when drilling commences. Working interest, royalty, and net profit interests are recorded as revenue when oil and gas is sold.

Concentration of Credit Risk

At December 31, 2007, the Company had $691,891 on deposit that exceeded the United States (FDIC) federally insured limit of $100,000 per bank. The Company believes this credit risk is mitigated due to the financial strength of the financial institution.

Oil and Gas Properties

The Company follows the full cost method of accounting for its investments in oil and gas properties. Accordingly, all costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized as incurred. The Company has not capitalized any interest or any of its internal costs related to its investments in oil and gas properties.

In addition, the capitalized costs are subject to a "ceiling test," which limits such costs to the aggregate of the "estimated present value" of future net revenues from proved reserves, discounted at a 10 percent interest rate, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2007,
For Each of the Two Years in the Period Ended December 31, 2007

2. Summary of Significant Accounting Policies, Continued

Costs are accumulated by specific prospect or cost center, and if economically viable reserves are not discovered in a prospect, cost center, the costs incurred are charged to expense as "dry hole costs."

Depreciation and depletion of producing oil and gas properties is determined by the units of production method.

Fair Value of Financial Instruments

In accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial Instruments, the Company has determined the estimated fair value of its financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current liabilities approximates their carrying values due to their short-term maturity.

Accounting for Share-Based Payment

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

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2007,
For Each of the Two Years in the Period Ended December 31, 2007

2. Summary of Significant Accounting Policies, Continued

The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation, using the straight-line method, for the following periods.

Accounting for Stock-Based Employee Compensation, Continued

	For the	For the
	Year Ended	Year Ended
	December 31, 2007	December 31, 2006
Net income (loss), as reported	$(819,897)	$3,134,649
Less: total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effect	222,007	112,827
Pro forma net income (loss)	$(597,890)	3,247,476
Net income (loss) per share:
Basic and diluted - as reported	$(0.01)	0.08
Basic and diluted - pro forma	$(0.01)	0.08

Basic and Diluted Loss Per Share

Basic income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed in the same way as basic income (loss) per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2007, the Company had outstanding stock options and warrants that could be converted into 17,293,800 shares of common stock. The options and warrants would have an anti-dilutive effect and, therefore, are not included in diluted income (loss) per share.

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2007,
For Each of the Two Years in the Period Ended December 31, 2007

2. Summary of Significant Accounting Policies, Continued

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred income tax assets and liabilities are measured using tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The income effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that includes the date of enactment or substantive enactment.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent obligations in the financial statements and accompanying notes. Our most significant assumptions are the estimates used in the determination of the deferred income tax asset valuation allowance and the determination of the value of the Company’s common shares or options that were issued for obligations. The estimation process requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain. Actual results could differ materially from these estimates.

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation was effective as of January 1, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. SFAS No. 157 is effective for the Company’s year beginning January 1, 2008 and is to be applied prospectively. The Company is currently evaluating the impacts and disclosures of this standard, but would not expect SFAS No. 157 to have a material impact on its results of operations or financial condition.

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2007,
For Each of the Two Years in the Period Ended December 31, 2007

2. Summary of Significant Accounting Policies, Continued

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”(“SFAS 159”). SFAS No. 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company) and interim periods within those fiscal years. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the impacts and disclosures of this standard, but would not expect SFAS No. 159 to have a material impact on its results of operations.

3. Change of Accounting Principal

FASB Staff Position (FSP) EITF 00-19-2, "Accounting for Registration Payment Arrangements" specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FAS-5, Accounting for Contingencies. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 21, 2006, the guidance in the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. On January 1, 2007, the Company recorded a cumulative effect of change in accounting principle and increased additional paid in capital by $6,091,061, decreased financial instrument derivative liability by $2,069,949 and increased deficit at December 31, 2006, by $4,021,112.

4.  Oil and Gas Properties

Producing Properties

In 2007, the Company acquired a 75% working interest in the South West extension of the West Ranch Field in Jackson County, Texas.

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2007,
For Each of the Two Years in the Period Ended December 31, 2007

4. Oil and Gas Properties, Continued

The cost of this property is summarized below:

Acquisition cost	$1,894,259
Improvement costs	451,581
2,345,840
Depletion	(30,107)
Balance at December 31, 2007	$2,315,733

Exploratory Prospects

The Company has also entered into participation agreements in three exploratory oil and gas properties. Two of these properties have been abandoned. The Company has a 50% working interest in the wells on the remaining property, if they are successful. The Company paid certain amounts upon execution of the agreements and is obligated to share in the drilling costs of the exploratory wells. In addition, the Company has agreed to issue shares of its common stock based upon the proven reserves of the property. A description of the oil and gas properties follows.

Big Sand Spring Valley and Cherry Creek Prospect

The Company acquired a 50% working interest in these properties for an initial payment of $667,000 and the obligation for a future payment of $2,000,000 which represents 50% of the estimated initial drilling costs. The Company is obligated to pay 50% of future drilling costs on this property. In addition, the Company is obligated to issue one million shares of its common stock for each ten million equivalent barrels of net proven oil reserves developed on the Big Sand Spring Valley Prospect. At December 31, 2007, the Company was not obligated to fund any additional drilling costs nor are there any net proven oil reserves on these properties. This participation agreement has a term of ten years, which expires in November 2015.

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

The Company’s share of the drilling costs of Quad 14 of $1,309,179 was released to the operator from the deposit. No amounts have been released to the operator for the Quad 41 and 42 prospect and the Company has instructed the holder of the funds not to make any distributions. The Company is attempting to determine what amounts, if any, it is obligated to pay related to this prospect.

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2007,
For Each of the Two Years in the Period Ended December 31, 2007

4. Oil and Gas Properties, Continued

The Company recorded dry hole costs related to the North Sea prospects as follows:

Quad 14	$1,430,429
Quad 41 and 42	107,988

Total	$1,538,417

The following table summarizes the activity of exploratory costs for the years ended December 31, 2007 and 2006:

	2007	2006

Balance at the beginning of the year	$1,245,209	$667,000
Additions to exploratory costs	1,743,094	718,373
Dry hole costs	(1,538,416)	(140,164)
Costs of prospects sold	(259,482)	-
Balance at the end of the year	$1,190,405	$1,245,209

Utah

In December 2007, the Company purchased a 640-acre mineral lease from the State of Utah, and in the first quarter of 2008, purchased an additional 10,860 acre lease from the State of Utah. The Company owns 50% of the project.

Prospects Sold

In May 2007, the Company sold its interest in the Pebble Beach prospect for $877,353. In addition, the Company will receive $250,000 for each of the first eight wells drilled on the prospect by the purchaser. The Company records these amounts as “spud fees” when received.

As a result of the litigation as described in Note 6, the purchaser is holding the spud fees due to the Company on the last two wells commenced in 2007 and the well commenced in 2008 until the legal matter is resolved. As stated in Note 6, the Company does not believe that there is any merit in the claim and expects that the spud fees due to the Company will eventually be received. The timeframe for the settlement of this lawsuit is unsure and the receivable is not classified as current.

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2007,
For Each of the Two Years in the Period Ended December 31, 2007

5. Deferred Income Taxes

The Company's net income for the year ended December 31, 2006 results from the decrease in the value of the warrant derivative liability since it was recorded (Note 3). This liability and the resulting gain or loss does not enter into the determination of taxable income or loss. Further, in January 2007, the Company recorded a cumulative effect of a change in accounting as described in Note 2, which reversed the gain on warrant derivative liability.

There is no current or deferred income tax provision due to the Company's historical losses, excluding gain on warrant derivative liability and valuation allowance.

Significant components of the Company's deferred income tax assets and liabilities at December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred income tax assets (liabilities):

Net operating loss carryforward	$660,540	$379,644
Valuation allowance	(660,540)	(379,644)

Net deferred income tax asset	-	-

Based upon its history of losses excluding gain on warrant derivative liability and management's assessment of when operations are anticipated to generate taxable income, the Company has concluded that it is more likely than not that the net deferred income tax assets will not be realized through future taxable earnings and has established a valuation allowance for them. The valuation allowance increased by $280,896 during the year ended December 31, 2007.

Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:

	For the	For the
	Year Ended	Year Ended
	December 31, 2007	December 31, 2006
Tax expense at U.S. statutory rate	(34.0)%	34.0%
Change in valuation allowance	(7.5)%	9.5%
Gain on warrant derivative liability	(41.5)%	(43.5)%
Effective income tax rate	-	-

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2007,
For Each of the Two Years in the Period Ended December 31, 2007

5. Deferred Income Taxes, Continued

The Company has federal net operating loss carryforwards of $1,942,764. The federal net operating loss carryforwards will begin to expire in 2023. A portion of the net operating loss carryforwards may not be available to be realized by the Company because of a change in the ownership of the Company's shares of common stock. Due to the uncertainty of its realization and anticipated limitations on the loss carryforward, a full valuation allowance has been provided for the deferred tax asset.

6. Commitments and Contingencies

Financial Results, Liquidity and Management's Plan

The Company has incurred net losses exclusive of the net effect of the change in accounting principle and gain on warrant derivatives for the years ended December 31, 2007 and 2006 of $826,164 and $877,005, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. Despite its cash flow from operations of $467,659 for the year ended December 31, 2007, the Company's need for capital exceeds its current balances. The Company has been able to obtain additional operating capital through private equity funding sources. Management's plans include the continued development and implementation of its business plan.

No assurances can be given that the Company can obtain sufficient working capital through the sale of the Company's common stock and borrowing or that the implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Litigation

The Company's policy is to accrue amounts related to legal matters as a charge to operations if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, as required by SFAS No. 5, Accounting for Contingencies.

On November 20, 2007, the Company was served with a complaint alleging breach of contract, misappropriation of confidential and proprietary information and of trade secret and claims under the Colorado Uniform Trade Secrets Act, fraud, declaratory relief declaring any agreements of release to be void and unenforceable as they were obtained by fraudulent inducement, declaration of accounting and constructive trust for all proceeds and profits from the alleged misappropriation, injunctive relief for return of all allegedly misappropriated information and cessation of use, civil theft of business values, and tortuous interference with contract. Plaintiffs seek compensatory and punitive damages in an unspecified amount, prejudgment interest, declaratory relief, injunctive relief, accounting,

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2007,
For Each of the Two Years in the Period Ended December 31, 2007

6. Commitments and Contingencies, Continued

and attorneys’ fees. The Company believes that the causes of action are without merit and intends to defend this case vigorously. The Company has filed a countersuit claiming abuse of process, intentional interference with an existing business and contractual relations, commercial disparagement and conspiracy. It is too early to estimate the outcome of these matters.

Drilling Cost Obligations

As discussed in Note 4, the Company is obligated to fund its share of drilling costs related to its participation in three exploratory oil and gas wells. The minimum future obligation on the wells on this property is $2 million.

Employment Agreements

The Company entered into an employment agreement with its president. This agreement, as amended, terminates on October 31, 2009, provides for annual compensation of $174,000 and a signing bonus of $125,000 of which $90,000 has been paid at December 31, 2007. In addition, the Company granted to its president options to purchase 1,443,800 shares of the Company’s common stock at an exercise price of $1.00 per share.

The employment agreement also gave the Company the right to repurchase from the president 3,250,000 shares he owned upon his termination. This repurchase right has since lapsed.

In August 2007, the Company entered into a two year employment agreement with its vice president of engineering. The agreement provides for annual compensation of $120,000 and a signing bonus of $30,000. In addition, the Company granted to this employee options to purchase 1 million shares of the Company’s common stock. The options have an exercise price of $0.24 per share, vest over two years and have a life of five years.

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2007,
For Each of the Two Years in the Period Ended December 31, 2007

Lease

In February 2007, the Company entered into a lease for its corporate offices. The lease has a term of 48 months. Annual rents due under this lease are as follows:

Year	Amount
2008	$49,685
2009	51,178
2010	52,782
2011	4,410
2012	-

Total	$158,055

7. Loss Per Share

The following is a reconciliation of the number of shares used in the calculation of basic loss per share and diluted loss per share for the years ended December 31, 2007 and December 31, 2006:

	For the Year Ended December 31,
	2007	2006
Net income (loss)	$(819,897)	$3,134,649
Weighted-average number of common shares outstanding	43,050,000	39,170,170
Incremental shares from the assumed exercise of dilutive stock options	-	-
Diluted common shares outstanding	43,050,000	39,170,170
Net income (loss) per share, basic and diluted	$(0.01)	$0.08

The following securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive:

For the Year Ended December 31,

	2007	2006
Options to purchase common stock	3,393,800	2,093,800
Warrants to purchase common stock	14,050,000	14,050,000

8.  Stock Based Compensation

In November 2005, the Company granted options to purchase 1,443,800 shares of its common stock to its president. The exercise price of these options is $1.00 per share, which exceeded the market price on the effective date of grant. The options vest at the rate of 240,633 shares at the end of each six-month period from the effective date of grant, and all

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2007,
For Each of the Two Years in the Period Ended December 31, 2007

8.  Stock Based Compensation, Continued

become exercisable on November 7, 2008. Options to purchase 962,354 shares were exercisable at December 31, 2007.

In February 2006, the Company granted options to purchase 500,000 shares of its common stock to a director. In December 2006 the Company exchanged the option to 500,000 common shares for a new option to purchase 350,000 shares of common stock. In addition, this director was granted an option to purchase an additional 300,000 shares of common stock. The exercise price of these options was $0.7954 per share, which was the market price on the effective date of grant. On July 26, 2007, the exercise price of these options was reduced to $.25 per share, which was the market price on that date. The options vest at the rate of 116,667 shares at the date of grant, 108,333 shares at the end of each six-month period for two years from the effective date of grant, and 50,000 shares for each six-month period thereafter for one year; all options are exercisable as of December 4, 2009. Of these options, 333,333 were exercisable at December 31, 2007.

In July 2007, the Company granted options to purchase 300,000 shares of it common stock to a director. These options vest over three years, have a life of five years and have an exercise price of $0.25 per share, the market price on the effective date of grant.

In August 2007, the Company granted options to purchase 1 million shares of its common stock to an officer. These options vest over 2 years, have a life of 5 years and have an exercise price of $0.25 per share, the market price on the effective date of grant.

The weighted average estimated fair value of the stock options granted during the year ended December 31, 2007 was $0.12970 per share. The amount was determined using the Black-Scholes option pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option.

The assumptions used in the Black-Scholes option pricing model for the stock options granted during the years ended December 31, 2007 and 2006 were as follows:

	For the Year Ended December 31,
	2007	2006
Risk free interest rate	4.30%	4.41%
Expected volatility of common stock	101%	101%
Dividend yield	$0.00	$0.00
Expected life of options	5 years	3 years
Weighted average fair market value of options granted	$0.1297	$0.3032

A summary of stock option activity, as of December 31, 2007, and changes during the year then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contract	Intrinsic
	Shares	Price	Term	Value

Outstanding at January 1, 2007	2,093,800	$0.93	2.9 years	-
Options granted	1,300,000	$0.24	4.5 years	-
Outstanding at December 31, 2007	3,393,800	$0.67	3.5 years	$1,911,800
Exercisable at December 31, 2007	1,345,688	$0.78	2.6 years	$2,340,000

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2007,
For Each of the Two Years in the Period Ended December 31, 2007

9. Equity Transactions

Issue of Shares for Working Interest

In October 2007, the Company acquired an additional 25% working interest in the West Ranch Field in exchange for 2 million shares of its common stock valued at $629,513.

Sale of Equity Units

In March and May 2006, the Company sold 11,876,000 and 1,248,000 equity units, respectively, through a private placement offering. Each equity unit consisted of one share of the Company’s common stock and one warrant to purchase a share of the Company’s common stock at $1.00 per share. The per equity unit price was $0.50 with net proceeds of $6,562,000. The Company paid $440,240 as finders fees related to this offering. The equity units have a registration rights agreement that required the Company to file a registration statement with the Securities and Exchange Commission covering the shares and shares to be issued upon exercise of the warrants. The registration rights agreement provides for liquidated damages equal to $72,500, which was paid during the year ended December 31, 2007. The registration became effective and no additional penalties will be due.

Warrants

	2007		2006
	Weighted	Weighted
	Average	Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price
Outstanding, beginning of the year	14,050,000	$1.16	1,126,000	$1.20
Issued	-	$-	13,124,000	$1.00
Exercised	-	$-	(200,000)	$-
Outstanding, end of the year	14,050,000	$1.16	14,050,000	$1.16
Exercisable, end of the year	14,050,000	$1.16	14,050,000	$1.16

The warrants are exercisable at anytime until they expire. Warrants to purchase 4 million shares expired in March 2008 and the balance expire in May 2008.

Exercise of Warrants

In the third quarter of 2006, warrants to purchase 200,000 shares of the Company’s common stock were exercised, with net proceeds to the Company of $200,000.

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2007,
For Each of the Two Years in the Period Ended December 31, 2007

9. Equity Transactions, Continued

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

The Company estimated the fair value of the warrants using the Black-Scholes valuation model with the following assumptions:

		December 31,
Inception		2005
Term	24 months	22 months
Risk free interest rate	4.30% to 4.92%	4.34%
Volatility	101%	101%
Dividend	-0-	-0-

Shares Reserved for Future Issuance

The Company has reserved shares for future issuance upon exercise of outstanding options and warrants as follows:

Options	3,393,800
Warrants	14,050,000

Total	17,443,800

These amounts do not include any shares that may have to be issued upon the discovery of net proved reserves in the Nevada oil and gas property.

10. Related Party Transaction

In October 2007, the Company acquired certain exploratory oil and gas leases and exclusive licenses to use a down-hole gas/water device from entities owned by its Chairman and Chief Executive Officer. The Company paid $125,000 for the oil and gas leases and is obligated to pay to a related entity $250,000 on each of December 31, 2008 and December 31, 2009. The Company may pay these amounts either in cash or with shares of its common stock. In addition, the Company reimbursed one of the related entities $20,000 for amounts paid to Zavanna Canada Corp. The Company is required to drill and equip two

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2007,
For Each of the Two Years in the Period Ended December 31, 2007

10. Related Party Transaction, Continued

wells, and may cancel this agreement after the two required wells have been drilled and the first $250,000 payment has been made.

One license agreement required the Company to pay $25,000 in September 2007 and further requires the Company to purchase ten devices each year, beginning in 2008, at a cost of $4,000 per device. In addition, the grantor of the license will receive a 2% royalty on each well using the device. The license expires in January 2012 and can be extended for 5 years at a cost of $300,000.

The second license required a payment of $35,000 on March 30, 2008 and an annual payment of $10,000. The Company is required to pay $500 for each device used and give to the grantor of the license a 5% working interest in each well using the device. The Company was required to purchase and install in Canada 20 devices by March 31, 2008. The Company did not purchase and install the required number of devices and, therefore, the license is no longer exclusive.

The third license requires the Company to make an annual payment of $6,000 by March 31 of each year, and give to the grantor of the license a 5% working interest in each well using the device. The Company was required to purchase and install in the United States five devices by March 31, 2008. The Company did not purchase and install the required number of devices and, therefore, the license is no longer exclusive.

As part of the acquisition of the licenses from the related entity, the Company acquired an option to purchase all of the outstanding shares of such related entity in exchange for 25 million shares of its common stock. The Company is required to make a $20,000 payment each six months commencing on June 30, 2008 through June 30, 2010 to retain this option, which expires on December 31, 2010.

11. Supplemental Oil and Gas Information (Unaudited)

The following tables set forth the Company’s net interests in quantities of proved developed and undeveloped reserves of crude oil, condensate and natural gas and changes in such quantities. Crude oil reserves include condensate.

The reserve estimation process involves reservoir engineers, geoscientists, planning engineers and financial analysts. As part of this process, all reserves volumes are estimated by a forecast of production rates, operating costs and capital expenditures. Price differentials between benchmark prices and prices realized and specifics of each operating agreement are then used to estimate the net reserves. Production rate forecasts are derived by a number of methods, including estimates from decline curve analyses, material balance calculations that

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2007,
For Each of the Two Years in the Period Ended December 31, 2007

11. Supplemental Oil and Gas Information (Unaudited)

take into account the volume of substances replacing the volumes produced and associated reservoir pressure changes, or computer simulation of the reservoir performance. Operating costs and capital costs are forecast based on past experience combined with expectations of future cost for the specific reservoirs. In many cases, activity-based cost models for a reservoir are utilized to project operating costs as production rates and the number of wells for production and injection vary.

The Company has retained Walter L. Peterson P.E., (“Peterson”) independent petroleum engineering consultant, to determine its annual estimate of oil and gas reserves.

In 2007, Peterson estimated oil and gas reserves using generally accepted industry standards and has reviewed certain data, methods and procedures used in estimating reserves volumes, the economic evaluations and reserves classifications. Peterson used the specific application of such methods and procedures for the Company’s West Ranch property, the only Company owned property with proved reserves.

Peterson has issued a report as to the reserves volumes. The Company believes that the methodologies used by Peterson in preparing the relevant estimates generally comply with current Securities and Exchange Commission (SEC) standards.

The Company acquired its West Ranch reserves in 2007.

Oil Reserves	United
States
PROVED DEVELOPED AND UNDEVELOPED RESERVES

Balance at December 31, 2006

Purchases of proved reserves	664,673
Production	(4,387)
Balance at December 31, 2007	660,286

PROVED DEVELOPED RESERVES

December 31, 2006	-
December 31, 2007	174,371

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2007,
For Each of the Two Years in the Period Ended December 31, 2007

11. Supplemental Oil and Gas Information (Unaudited)

Gas Reserves	United
(in millions of cubic feet)	States

PROVED DEVELOPED AND UNDEVELOPED RESERVES
Balance at December 31, 2006	364,741
Purchases of proved reserves	(1,022)
Production	-
Balance at December 31, 2007	363,719

PROVED DEVELOPED RESERVES

December 31, 2006	-
December 31, 2007	174,371

For purposes of the following disclosures, estimates were made of quantities of proved reserves and the periods during which they are expected to be produced. Future cash flows were computed by applying year-end prices, except in those instances where future oil or natural gas sales are covered by physical contract terms providing for higher or lower prices, to the Company’s share of estimated annual future production from proved oil and gas reserves, net of royalties. Future development and production costs were computed by applying year-end costs to be incurred in producing and further developing the proved reserves. Future income tax expenses were computed by applying, generally, year-end statutory tax rates (adjusted for permanent differences, tax credits, allowances and foreign income repatriation considerations) to the estimated net future pre-tax cash flows. The discount was computed by application of a 10 % discount factor. The calculations assumed the continuation of existing economic, operating and contractual conditions at December 31, 2007. However, such arbitrary assumptions have not necessarily proven to be the case in the past. Other assumptions of equal validity would give rise to substantially different results.

The year-end prices used to calculate future cash flows vary by producing area and market conditions. The West Texas Intermediate oil prices used were $85.00 per barrel. The Henry Hub gas prices used were $6.67 per mcf.

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2007,
For Each of the Two Years in the Period Ended December 31, 2007

11. Supplemental Oil and Gas Information (Unaudited)

Standardized Measure of Discounted Future Net Cash Flows

United
At December 31, 2007	States
Future cash flows	$56,042,355
Future costs
Production costs and other operating expenses	(10,694,354)
Development costs	(3,025,000)
Future income tax expense	(1,120,846)
Future net cash flows	41,202,155
Ten percent discount factor	(16,552,262)
Standardized measure	$24,649,893