Form 10QSB
period 2008-03-31
Eternal Energy Corp.
filed 2008-05-15
CIK 1282613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal quarter ended March 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                                  to

Commission File No. 000-50906

ETERNAL ENERGY CORP.
(Exact Name of Small Business Issuer in its Charter)

Nevada	20-0237026
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2549 West Main Street, Suite 202
Littleton, CO 80120
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

Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

Number of shares outstanding as of the close of business on May 15, 2008:

TITLE OF CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.001 par value.	44,550,000

Transitional Small Business Disclosure Format (Check one):  Yes ☐              No   ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Eternal Energy Corp.

Financial Statements
As of March 31, 2008 and
For Each of the Three-Month Periods Ended March 31, 2008 and 2007

Eternal Energy Corp.
Index to the Financial Statements
As of March 31, 2008 and
For Each of the Three-Month Periods Ended March 31, 2008 and 2007

Eternal Energy Corp.
Balance Sheet
March 31, 2008
ASSETS
Current assets:
Cash	$261,115
Prepaid expenses	51,065
Total current assets	312,180
Receivable	750,000
Equipment and leasehold improvements, net of accumulated depreciation and amortization of $28,060	82,596
Oil and gas properties, net of accumulated depletion of $33,647	3,782,276
Licenses, net of accumulated amortization of $17,100	666,900
Deposit	1,414,678
Total assets	$7,008,630
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$292,324
Accrued officer’s payroll	43,101
Due to a related party - current portion	250,000
Total current liabilities	585,425
Due to a related party - non-current portion	250,000
Total liabilities	$835,425
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value, 875,000,000 shares authorized, 44,550,000 shares issued and outstanding	44,550
Additional paid-in capital	8,472,189
Accumulated deficit	(2,343,534)
Total stockholders’ equity	6,173,205
Total liabilities and stockholders’ equity	$7,008,630

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.
Notes to the Financial Statements
As of March 31, 2008 and
For Each of the Three-Month Periods Ended March 31, 2008 and 2007

	For the
	Period Ended March 31,
	2008	2007
Spud fee revenue	$250,000	-
Oil and gas sales	80,257	-
Total revenue	330,257	-
Operating expenses:
Oil and gas operating costs	380,875	-
General and administrative	247,519	$132,937
Professional fees	34,168	29,610
Depreciation, amortization and depletion expense	29,074	972
Total operating expenses	691,636	163,519
Total operating loss	(361,379)	(163,519)
Interest income	2,667	15,285
Net loss	$(358,712)	$(148,234)
Net loss per common share, basic and diluted	$(0.01)	$0.00
Weighted average number of shares outstanding, basic and diluted	44,550,000	42,550,000

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.
Notes to the Financial Statements
As of March 31, 2008 and
For Each of the Three-Month Periods Ended March 31, 2008 and 2007

	For the
	Period Ended March 31,
	2008	2007
Cash flows used in operating activities:
Net loss	$(358,712)	$(148,234)
Adjustments to reconcile net loss to net cash used
in operating activities:
Stock-based compensation	76,867	46,045
Depreciation, amortization and depletion	25,535	972
Decrease in deposits	3,540	-
Increase in receivable	(250,000)	-
Changes in operating assets and liabilities:
Increase in prepaid compensation	-	(183)
(Increase) Decrease in prepaid expenses	(4,099)	12,828
Increase (decrease) in accounts payable and accrued liabilities	115,016	(5,874)
Net cash used in operating activities	(391,853)	(94,446)
Cash flows used in investing activities:
Additions to oil and gas properties	(259,626)	(375,599)
Additions to equipment and leasehold improvements	(749)	(5,632)
Decrease in deposit	121,452	-
Net cash used in investing activities	(138,923)	(381,231)
Net decrease in cash	(530,776)	(475,677)
Cash - beginning of period	791,891	2,366,810
Cash - end of period	$261,115	$1,891,133

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.
Notes to the Financial Statements
As of March 31, 2008 and
For Each of the Three-Month Periods Ended March 31, 2008 and 2007

Supplemental Disclosure of Cash Flow Information

	For the
	Period Ended March 31,
	2008	2007
Cash paid for:
Interest	-	-
Income taxes	-	-

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.
Notes to the Financial Statements
As of March 31, 2008 and
For Each of the Three-Month Periods Ended March 31, 2008 and 2007

1.	Interim Presentation

Eternal Energy Corp. (the “Company”) was incorporated in the state of Nevada in March 2003. The Company engages in the acquisition, exploration, development and producing of oil and gas properties. At March 31, 2008, the Company has entered into participation agreements related to oil and gas exploration projects in the Big Sand Spring Valley Prospect and the Cherry Creek Project, both located in Nye County, Nevada. The Company has also acquired a 75% working interest in West Ranch Field in Jackson County, Texas.

The results of operations for the three-month periods ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the Company’s annual report on Form 10-KSB as of December 31, 2007.

Certain quarterly amounts from the previous year have been reclassified to conform to the current period presentation.

2.	Summary of Significant Accounting Policies

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Revenue

The Company records the sale of its interests in prospects when the terms of the transaction are final and the sales price is determinable. Spud fee revenue is recorded when drilling commences. Working interest, royalty, and net profit interests are recorded as revenue when oil and gas is sold.

Concentration of Credit Risk

At March 31, 2008, the Company had $161,115 on deposit that exceeded United States (FDIC) federally insurance limit of $100,000 per bank. The Company believes this credit risk is mitigated due to the financial strength of the financial institution.

Oil and Gas Properties

The Company follows the full cost method of accounting for its investments in oil and gas properties. Accordingly, all costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized as incurred. The Company has not capitalized any interest or any of its internal costs related to its investments in oil and gas properties.

Eternal Energy Corp.
Notes to the Financial Statements
As of March 31, 2008 and
For Each of the Three-Month Periods Ended March 31, 2008 and 2007

2.	Summary of Significant Accounting Policies, Continued

Oil and Gas Properties, Continued

In addition, the capitalized costs are subject to a “ceiling test,” which limits such costs to the aggregate of the “estimated present value” of future net revenues from proved reserves, discounted at a 10 percent interest rate, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

Costs are accumulated by specific prospect, or cost center, and if economically viable reserves are not discovered in a prospect, the costs incurred are charged to expense as “dry hole costs.”

Depreciation and depletion of producing oil and gas properties is determined by the units of production method.

Fair Value of Financial Instruments

In accordance with the requirements of Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instruments, the Company has determined the estimated fair value of its financial instruments using available market information and appropriate valuation methodologies. Due to their short-term maturity, the fair value of financial instruments classified as current liabilities approximates their carrying values.

Accounting for Share-Based Payment

In December 2004, the FASB issued SFAS No. 123(R) (“SFAS 123(R)”), Share-Based Payment. This pronouncement amends SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123(R) requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. The Company adopted SFAS 123(R) on January 1, 2006, using the modified prospective method and, accordingly, has not restated the consolidated statements of operations for periods prior to January 1, 2006. Under SFAS 123(R), the Company is required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in our consolidated statements of operations over the service period that the awards are expected to vest. As permitted under SFAS 123(R), the Company has elected to recognize compensation cost for all options with graded vesting on a straight-line basis over the vesting period of the entire option.

Eternal Energy Corp.
Notes to the Financial Statements
As of March 31, 2008 and
For Each of the Three-Month Periods Ended March 31, 2008 and 2007

2.	Summary of Significant Accounting Policies, Continued

Accounting for Stock-Based Employee Compensation, Continued

Prior to January 1, 2006, the Company accounted for share-based payment, as permitted by SFAS 123, under the intrinsic value method described in APB 25. Under the intrinsic value method, no stock-based employee compensation cost is recorded when the exercise price is equal to, or higher than, the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123(R) to stock-based employee compensation, using the straight-line method, for the following periods.

	For the
	Period Ended March 31,
	2008	2007
Net loss, as reported	$(358,712)	$(148,234)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(46,046)	(15,605)
Pro forma net loss	$(404,758)	$(163,839)
Loss per share:
Basic and diluted - as reported	$(0.01)	$0.00
Basic and diluted - pro forma	$(0.01)	$0.00

There was no material effect on net loss or loss per share in the three-month period ended March 31, 2008.

Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed in the same way as basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2008, the Company had outstanding stock options and warrants that can be converted into 13,443,800 shares of common stock. The exercise price of the warrants and options is greater than the market price of shares of the Company’s common stock at March 31, 2008. Therefore, the options and warrants would have an anti-dilutive effect and, accordingly, are not included in diluted loss per share.

Eternal Energy Corp.
Notes to the Financial Statements
As of March 31, 2008 and
For Each of the Three-Month Periods Ended March 31, 2008 and 2007

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

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent obligations in the financial statements and accompanying notes. The Company’s most significant assumptions are the estimates used in the determination of the deferred income tax asset valuation allowance and the determination of the value of the Company’s common shares that were issued for obligations. The estimation process requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain. Actual results could differ materially from our estimates.

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. This interpretation was effective and adopted by the Company as of January 1, 2007.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. SFAS 157 is effective for the Company’s year beginning January 1, 2008 and is to be applied prospectively. The Company is currently evaluating the impacts and disclosures of this standard, but would not expect SFAS 157 to have a material impact on its results of operations or financial condition.

Eternal Energy Corp.
Notes to the Financial Statements
As of March 31, 2008 and
For Each of the Three-Month Periods Ended March 31, 2008 and 2007

2.	Summary of Significant Accounting Policies, Continued

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company) and interim periods within those fiscal years. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the impacts and disclosures of this standard, but would not expect SFAS 159 to have a material impact on its results of operations.

3.	Change of Accounting Principal

FASB Staff Position (“FSP”) EITF 00-19-2, Accounting for Registration Payment Arrangements, specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5 (“SFAS 5”), Accounting for Contingencies. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable Generally Accepted Accounting Principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 21, 2006, the guidance in the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years.

On January 1, 2007, the Company recorded a cumulative effect of change in accounting principle and increased additional paid in capital by $6,091,061, decreased financial instrument derivative liability by $2,069,949 and increased accumulated deficit at December 31, 2007 by $4,021,112.

Eternal Energy Corp.
Notes to the Financial Statements
As of March 31, 2008 and
For Each of the Three-Month Periods Ended March 31, 2008 and 2007

4.	Oil and Gas Properties

Producing Properties

In 2007, the Company acquired a 75% working interest in the South West extension of the West Ranch Field, located in Jackson County, Texas.

The net capitalized cost of this property is summarized below:
Acquisition cost	$1,894,259
Improvement costs	504,003
2,398,262
Depletion	(33,647)
Balance at March 31, 2008	$2,364,615

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

Big Sand Spring Valley and Cherry Creek Prospect

The Company acquired a 50% working interest in these properties for an initial payment of $667,000 and the obligation for a future payment of $2,000,000, which represents 50% of the estimated initial drilling costs. The Company is obligated to pay 50% of future drilling costs on this property. In addition, the Company is obligated to issue one million shares of its common stock for each ten million equivalent barrels of net proven oil reserves developed on the Big Sand Spring Valley Prospect. At March 31, 2008, the Company was not obligated to fund any additional drilling costs nor are there any net proven oil reserves on these properties. This participation agreement has a term of ten years, which expires in November 2015.

North Sea Quad 41 and Quad 42

The Company acquired 10% working interests in these prospects with the obligation to fund 15% of exploratory wells. The Company placed $1.5 million for the Quad 41 and 42 prospect on deposit to cover its share of these costs. The exploratory wells on both of these prospects have been completed and no economically viable reserves were discovered.

Eternal Energy Corp.
Notes to the Financial Statements
As of March 31, 2008 and
For Each of the Three-Month Periods Ended March 31, 2008 and 2007

4.	Oil and Gas Properties, Continued

No amounts have been released to the operator for the Quad 41 and 42 prospect and the Company has instructed the holder of the funds not to make any distributions. The Company is attempting to determine what amounts, if any, it is obligated to pay related to this prospect.

The following table summarizes the activity of exploratory costs for the three-month periods ended March 31, 2008 and 2007:

	2008	2007
Balance at the beginning of the period	$2,513,733	$1,620,808
Additions to exploratory costs	287,009	-
Dry hole costs	-	-
Costs of prospects sold	-	-
Balance at the end of the period	$2,800,742	$1,620,808

Utah

In December 2007, the Company purchased a 640-acre mineral lease from the State of Utah, and in the first quarter of 2008, purchased an additional 10,860 acre lease from the State of Utah. The Company has a 50% interest in this prospect.

Prospects Sold

In May 2007, the Company sold its interest in the Pebble Beach prospect for $877,353. In addition, the Company will receive $250,000 for each of the first eight wells drilled on the prospect by the purchaser. The Company records these amounts as “spud fees” when drilling commences.

As a result of the litigation as described in Note 5, the purchaser is holding the spud fees due to the Company on the last two wells commenced in 2007 and the well commenced in January 2008 until the legal matter is resolved. As stated in Note 5, the Company does not believe that there is any merit in the claim and expects that the spud fees due to the Company will eventually be received. The timeframe for the settlement of this lawsuit is unsure and, accordingly, the receivable is not classified as current.

Eternal Energy Corp.
Notes to the Financial Statements
As of March 31, 2008 and
For Each of the Three-Month Periods Ended March 31, 2008 and 2007

5.	Commitments and Contingencies

Financial Results, Liquidity and Management’s Plan

The Company has incurred net losses for the three-month periods ended March 31, 2008 and 2007 of $358,712 and $148,234, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company also had a negative cash flow from operations of $391,853 for the three-month period ended March 31, 2008, further enhancing the Company’s need for additional capital. The Company has been able to obtain additional operating capital through private equity funding sources. Management’s plans include the continued development and implementation of its business plan.

No assurances can be given that the Company can obtain sufficient working capital through the sale of the Company’s common stock and borrowing or that the implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Litigation

The Company’s policy is to accrue amounts related to legal matters as a charge to operations if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, as required by SFAS 5.

On November 20, 2007, the Company was served with a complaint alleging breach of contract, misappropriation of confidential and proprietary information and of trade secret and claims under the Colorado Uniform Trade Secrets Act, fraud, declaratory relief declaring any agreements of release to be void and unenforceable as they were obtained by fraudulent inducement, declaration of accounting and constructive trust for all proceeds and profits from the alleged misappropriation, injunctive relief for return of all allegedly misappropriated information and cessation of use, civil theft of business values, and tortuous interference with contract. Plaintiffs seek compensatory and punitive damages in an unspecified amount, prejudgment interest, declaratory relief, injunctive relief, accounting, and attorneys’ fees. The Company believes that the causes of action are without merit and intends to defend this case vigorously. The Company has filed a countersuit claiming abuse of process, intentional interference with an existing business and contractual relations, commercial disparagement and conspiracy. Although management does not believe that this will have a material, adverse impact on the Company, it is too early to estimate the outcome of these matters.

Eternal Energy Corp.
Notes to the Financial Statements
As of March 31, 2008 and
For Each of the Three-Month Periods Ended March 31, 2008 and 2007

5.	Commitments and Contingencies, Continued

Drilling Cost Obligations

As discussed in Note 4, the Company is obligated to fund its share of drilling costs related to its participation in three exploratory oil and gas wells. The minimum future obligation on the wells on this property is $2 million.

Employment Agreement

The Company has entered into an employment agreement with its president. This agreement, as amended, terminates on October 31, 2009, provides for annual compensation of $174,000 and a signing bonus of $125,000 of which $90,000 has been paid at March 31, 2008. In addition, the Company granted to its president five-year options to purchase 1,443,800 shares of the Company’s common stock at an exercise price of $1.00 per share. These options vest over a three-year period.

In August 2007, the Company entered into a two year employment agreement with its vice president of engineering. The agreement provides for annual compensation of $120,000 and a signing bonus of $30,000. In addition, the Company granted to this employee five-year options to purchase 1 million shares of the Company’s common stock. The options have an exercise price of $0.24 per share. These options vest over a two-year period.

In February 2007, the Company entered into a lease for its corporate offices. The lease has a term of 48 months. Annual rents due under this lease are as follows for the years ending March 31:

Amount
2009	$49,685
2010	51,178
2011	52,782
2012	4,410
2013	-
Total	$158,055

Eternal Energy Corp.
Notes to the Financial Statements
As of March 31, 2008 and
For Each of the Three-Month Periods Ended March 31, 2008 and 2007

6.	Loss Per Share

The following is a reconciliation of the number of shares used in the calculation of basic loss per share and diluted loss per share for the three-month periods ended March 31, 2008 and 2007:
	For the
	Period Ended March 31,
	2008	2007
Net income (loss)	$(358,712)	$(148,234)
Weighted-average number of common shares outstanding	44,550,000	42,550,000
Incremental shares from the assumed exercise of dilutive stock options	-	-
Diluted common shares outstanding	44,550,000	42,550,000
Net loss per share, basic and diluted	$(0.01)	$0.00

The following securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	For the
	Period Ended March 31,
	2008	2007
Options to purchase common stock	3,393,800	2,093,800
Warrants to purchase common stock	10,050,000	14,050,000

7.	Share-Based Payment

In November 2005, the Company granted options to purchase 1,443,800 shares of its common stock to its president. The exercise price of these options is $1.00 per share, which exceeded the market price on the effective date of grant. The options vest at the rate of 240,633 shares at the end of each six-month period from the effective date of grant, and all become exercisable on November 7, 2008.

In February 2006, the Company granted options to purchase 500,000 shares of its common stock to a director. In December 2006, the Company exchanged the option to 500,000 common shares for a new option to purchase 350,000 shares of common stock. In addition, this director was granted an option to purchase an additional 300,000 shares of common stock. The exercise price of these options is $0.78 per share, which was the market price on the effective date of grant. The Company recognized $46,046 as compensation expense during the three month period ended March 31, 2008. The options vest at the rate of 116,667 shares at the date of grant and 133,333 at the end of each six-month period from the effective date of grant, and all become exercisable on February 27, 2009.

Eternal Energy Corp.
Notes to the Financial Statements
As of March 31, 2008 and
For Each of the Three-Month Periods Ended March 31, 2008 and 2007

8.	Share-Based Payment, Continued

In July 2007, the Company granted options to purchase 300,000 shares of it common stock to a director. These options vest over three years, have a life of five years and have an exercise price of $0.25 per share, the market price on the effective date of grant.

In August 2007, the Company granted options to purchase 1 million shares of its common stock to an officer. These options vest over 2 years, have a life of 5 years and have an exercise price of $0.24 per share, the market price on the effective date of grant.

On March 31, 2008, the Board of Directors ratified the grant of options to purchase 150,000 of its common shares to a consultant.

A summary of stock option activity, as of March 31, 2008, and changes during the three-month period then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contract	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2007	3,393,800	$0.67	3.5 years	1,911,800
Options granted	150,000	$0.46	4.0 years	68,500
Options exercised	-	-	-	-
Options expired	-	-	-	-
Options forfeited	-	-	-	-
Outstanding at March 31, 2008	3,543,800	$0.67	3.5 years	$1,911,800
Exercisable at March 31, 2008	1,819,655	$0.78	2.6 years	$1,419,331

The assumptions used in the Black-Scholes option pricing model for the stock options granted during the three-month period ended March 31, 2008 were as follows:

Risk-free interest rate	2.37%
Expected volatility of common stock	101%
Dividend yield	$0.00
Expected life of options	5 years
Weighted average fair market value of options granted	$0.06

Eternal Energy Corp.
Notes to the Financial Statements
As of March 31, 2008 and
For Each of the Three-Month Periods Ended March 31, 2008 and 2007

9.	Equity Transactions

Issue of Shares for Working Interest

In October 2007, the Company acquired an additional 25% working interest in the West Ranch Field in exchange for 2 million shares of its common stock, valued at $629,513.

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

Warrants

		Weighted
		Average
	Number of	Exercise
	Warrants	Price
Outstanding, December 31, 2007	14,050,000	$1.16
Issued	-	-
Exercised	-	-
Expired	(4,000,000)	(1.16)
Forfeited	-	-
Outstanding, March 31, 2008	10,050,000	$1.16
Exercisable, March 31, 2008	10,050,000	$1.16

The warrants are exercisable at anytime until they expire. Warrants to purchase 4 million shares expired in March 2008 and the balance expire in May 2008.

Eternal Energy Corp.
Notes to the Financial Statements
As of March 31, 2008 and
For Each of the Three-Month Periods Ended March 31, 2008 and 2007

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

The Company estimated the fair value of the warrants using the Black-Scholes valuation model with the following assumptions:

		December 31,
	Inception	2005
Term	24 months	22 months
Risk free interest rate	4.30% to 4.92%	4.34%
Volatility	101%	101%
Dividend	-0-	-0-

Shares Reserved for Future Issuance

The Company has reserved shares for future issuance upon exercise of outstanding options and warrants as follows:

Options	3,393,800
Warrants	10,050,000
Total	13,443,800

These amounts do not include any shares that may have to be issued upon the discovery of net proved reserves in the Nevada oil and gas property.

10.	Related Party Transaction

In October 2007, the Company acquired certain exploratory oil and gas leases and exclusive licenses to use a down-hole gas/water device from entities owned by its Chairman and Chief Executive Officer. The Company paid $125,000 for the oil and gas leases and is obligated to pay to a related entity $250,000 on each of December 31, 2008 and December 31, 2009. The Company may pay these amounts either in cash or with shares of its common stock. In addition, the Company reimbursed one of the related entities $20,000 for amounts paid to Zavanna Canada Corp. The Company is required to drill and equip two wells, and may cancel this agreement after the two required wells have been drilled and the first $250,000 payment has been made.

Eternal Energy Corp.
Notes to the Financial Statements
As of March 31, 2008 and
For Each of the Three-Month Periods Ended March 31, 2008 and 2007

10.	Related Party Transaction, Continued

One license agreement required the Company to pay $25,000 in September 2007 and further requires the Company to purchase ten devices each year, beginning in 2008, at a cost of $4,000 per device. In addition, the grantor of the license will receive a 2% royalty on each well using the device. The license expires in January 2012 and can be extended for 5 years at a cost of $300,000.

The second license required a payment of $35,000 on March 30, 2008 and an annual payment of $10,000. The Company is required to pay $500 for each device used and give to the grantor of the license a 5% working interest in each well using the device. In order to retain exclusive rights to the device license, the Company was required to purchase and install 20 devices in Canada by March 31, 2008. The Company did not purchase and install the required number of devices and therefore the license is no longer exclusive.

The third license requires the Company to make an annual payment of $6,000 by March 31 of each year, and give to the grantor of the license a 5% working interest in each well using the device. In order to retain exclusive rights to the device license, the Company was required to purchase and install five devices in the United States by March 31, 2008. The Company did not purchase and install the required number of devices and therefore the license is no longer exclusive.

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

Actual results could differ materially from those in the forward looking statements due to a number of uncertainties including, but not limited to, those discussed in the Management’s Discussion and Analysis or Plan of Operation section. Factors that could cause future results to differ from these expectations include general economic conditions, further changes in our business direction or strategy, competitive factors, oil and gas exploration uncertainties, and an inability to attract, develop, or retain technical, consulting or managerial agents or independent contractors. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report; except as required by law, we are not obligated to release publicly any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

Industry Outlook

The petroleum industry is highly competitive and subject to significant volatility due to numerous market forces. Crude oil and natural gas prices are affected by market fundamentals such as weather, inventory levels, competing fuel prices, overall demand, and the availability of supply.

Worldwide oil prices rose throughout 2007 and during the first quarter of 2008 and reached historical highs during the first quarter of 2008. Continued economic growth, resulting in increased demand and concerns about supply availability, could result in continued high prices. A lower demand growth rate could result in lower crude oil prices.

Oil prices have significantly affected profitability and returns for upstream producers. Oil prices cannot be predicted with any certainty. The WTI price has averaged approximately $38 per barrel over the past ten years; however, the industry has historically experienced wide fluctuations in prices. While local supply/demand fundamentals are a decisive factor affecting domestic natural gas prices over the long-term, day-to-day prices may be more volatile in the futures markets, such as on the NYMEX and other exchanges, making it difficult to forecast prices with any degree of confidence. Over the last ten years, the NYMEX gas price has averaged approximately $5.03 per Mcf.

Results of Operations for the Three-Month Periods Ended March 31, 2008 and 2007

In June 2007, we sold our interest in Pebble Petroleum, Inc. We received $877,353 for our interest in this prospect, which we had acquired earlier in 2007 at a cost of $259,482. In addition to the initial payment, we will receive $250,000 for each of the first eight wells drilled on the property. Drilling of the first five wells commenced during the year ended December 31, 2007. Drilling on one additional well commenced in January 2008. We do not know at this time if or when any additional wells will be drilled on this property.

Our business plan includes the acquisition of interests in oil and gas exploratory prospects, and in some cases, such as the Pebble prospect, we may sell all or part of our interest. The nature of these transactions is that they occur irregularly and, therefore, our revenues may fluctuate significantly from period to period.

At various times during the year ended December 31, 2007, we acquired working interests that total 75% in the West Ranch property located in Texas. We realized $80,257 in revenue from this property in the three-month period ended March 31, 2008. We had no revenue in the corresponding period in 2007.

Our share of the operating costs of the West Ranch Field was $380,875 in the three-month period ended March 31, 2008. We had no similar costs in the corresponding period in 2007, as we acquired our interest in this field after March 31, 2007.

Also during the year ended December 31, 2007, we abandoned our interests in the North Sea Quad 14, 41, and 42 activities. Two test wells were completed, and no economical reserves were discovered. We made a deposit of $1,500,000 to cover our share of the drilling costs of the test well on the Quad 41 and 42 prospects. No amount of this deposit has been released to the operator, and we have instructed the holder of the funds not to release any funds. We are currently attempting to determine what amount, if any, will be released to the operator. We used the full cost method to account for our exploration activities and, therefore, do not expense any exploration costs until a prospect is abandoned.

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

The second license required a payment of $35,000 on March 30, 2008, and an annual payment of $10,000. We are required to pay $500 for each device that we use and give to the grantor of the license a 5% working interest in each well using the device. We were required to purchase and install in Canada 20 devises by March 31, 2008, in order to maintain exclusivity under the license. We did not purchase and install the required number of devices and, therefore, the license is no longer exclusive.

The third license requires us to make an annual payment of $6,000 by March 31 of each year and gives to the grantor of the license a 5% working interest in each well using the devise. We were required to purchase and install in the United States five devices by March 31, 2008, in order to maintain exclusivity under the license. We did not purchase and install the required number of devices and, therefore, the license is no longer exclusive.

As part of the acquisition of the licenses from the related entity, we acquired an option to purchase all of the outstanding shares of such related entity in exchange for 25 million shares of our common stock. We are required to make a $20,000 payment each six months commencing on June 30, 2008, through June 30, 2010, to retain this option, which expires on December 31, 2010.

General and administrative expenses increased from $132,937 for the three-month period ended March 31, 2007, to $247,519 for the corresponding period in 2008. An analysis of the increase in general and administrative expenses, and the relevant components, follows:

•	Consulting fees increased from $9,114 in the three-month period ended March 31, 2007, to $22,587 in the corresponding period in 2008, as we began using consultants to monitor or West Ranch property.
•
Salary costs increased $55,133 in the three-month period ended March 31, 2008, as compared to the corresponding period in 2007, from $24,480 to $79,613, as a result of the hiring of our new Chief Operating Officer in the second half of 2007 and the hiring of additional administrative staff as a result of our increased activities.

•	We commenced providing health insurance benefits to our employees in the quarter-ended March 31, 2008; the related costs totaled $32,666 in 2008.
•
We determine the value of options granted to employees and directors and amortize that value over the vesting period of each option. Such value is recorded as stock-based compensation, which increased from $46,046 in the quarter-ended March 31, 2007, to $76,867 in the quarter-ended March 31, 2008. The increase in 2008 was the result of additional stock options granted to our employees and consultants.

•
We realized $2,667 in interest income in the three-month period ended March 31, 2008, as compared to $15,285 in the corresponding period in 2007. The decrease in interest income resulted from a decrease in the amounts that we have on deposit.

Liquidity and Capital Resources

As of March 31, 2008, our total assets amounted to $7,008,630. We had cash balances of $261,115 and had invested $3,782,276 in oil and gas prospects. In addition, we had $1,414,678 on deposit related to our North Sea prospect, which has been abandoned. We had commitments for future drilling costs totaling at least $2 million.

Our cash flows from operation was $391,853 for the three-month period ended March 31, 2008. We have minimum drilling costs associated with our oil and gas exploration participations of $2 million, and we expect to spend $2,850,000 in improvement costs in our West Ranch property. While we have been able to obtain additional operating capital through private equity funding sources since inception, as of March 31, 2008, we did not have the financial resources to meet these obligations. Management’s plan includes the continued development and eventual implementation of our business plan.

No assurances can be given that we will be able to obtain sufficient working capital through the sale of our common stock or borrowing of funds or that the development and implementation of our business plan will generate sufficient revenues in the future to sustain ongoing operations. These factors raise substantial doubt with our auditor about our ability to continue as a going concern.

On November 20, 2007, we were served with a complaint alleging breach of contract, misappropriation of confidential and proprietary information and of trade secret and claims under the Colorado Uniform Trade Secrets Act, fraud, declaratory relief declaring any agreements of release to be void and unenforceable as they were obtained by fraudulent inducement, declaration of accounting and constructive trust for all proceeds and profits from the alleged misappropriation, injunctive relief for return of all allegedly misappropriated information and cessation of use, civil theft of business values, and tortuous interference with contract. The plaintiffs seek compensatory and punitive damages in an unspecified amount, prejudgment interest, declaratory relief, injunctive relief, accounting, and attorneys’ fees. We believe the causes of action are without merit and intend to defend our rights vigorously. On January 17, 2008, we filed a countersuit claiming abuse of process, intentional interference with an existing business and contractual relations, commercial disparagement, and conspiracy.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements at March 31, 2008.

Item 3. Controls and Procedures

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

10.7(b)
Excerpt from the minutes of the Board of Directors meeting on July 26, 2007, setting forth the terms of the Second Amendment to Employment Agreement by and between Eternal Energy Corp. and Bradley M. Colby. (Incorporated by reference to Exhibit 10.1b of our Current Report on Form 8-K filed September 27, 2007.)

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

ETERNAL ENERGY CORP.

(Registrant)

May 15, 2008	/s/ BRADLEY M. COLBY
Bradley M. Colby
President, Chief Executive Officer, Treasurer, and Chief Financial Officer