Form 10KSB/A
period 2007-12-31
Eternal Energy Corp.
filed 2008-06-09
CIK 1282613

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

State issuer’s revenues for its most recent fiscal year:	$2,444,479

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 5, 2008	$6,759,600

Number of shares of Common Stock ($0.001 par value) outstanding as of the close of business on June 5, 2008:	44,550,000

Transitional Small Business Disclosure Format	Yes ☐	No ☒

Explanatory Note. The Amended Annual Report on Form 10 KSB/A is filed to correct a “unit of volume” definition included in the Supplemental Oil and Gas Information (Unaudited). The Supplemental Oil and Gas Information (Unaudited) is not part of the Company’s basic financial statements. In describing the Company’s Gas Reserves, the “unit of volume” is incorrectly described as “millions of cubic feet” as opposed to the correct “unit of volume” description of “thousands of cubic feet”. All Gas Reserves financial information included in the Supplemental Oil and Gas Information (Unaudited) was valued using the “thousands of cubic feet” measure and therefore is correct. The Company’s basic financial statements are correct as originally filed.

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

The reserve estimation process involves reservoir engineers, geoscientists, planning engineers and financial analysts. As part of this process, all reserves volumes are estimated by a forecast of production rates, operating costs and capital expenditures. Price differentials between benchmark prices and prices realized and specifics of each operating agreement are then used to estimate the net reserves. Production rate forecasts are derived by a number of methods, including estimates from decline curve analyses, material balance calculations that take into account the volume of substances replacing the volumes produced and associated reservoir pressure changes, or computer simulation of the reservoir performance. Operating costs and capital costs are forecast based on past experience combined with expectations of future cost for the specific reservoirs. In many cases, activity-based cost models for a reservoir are utilized to project operating costs as production rates and the number of wells for production and injection vary.

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

The Company acquired its West Ranch reserves in 2007.

Oil Reserves	United
(in barrels)	States

PROVED DEVELOPED AND UNDEVELOPED RESERVES

Balance at December 31, 2006

Purchases of proved reserves	664,673
Production	(4,387)
Balance at December 31, 2007	660,286

PROVED DEVELOPED RESERVES

December 31, 2006	-
December 31, 2007	174,371

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2007,
For Each of the Two Years in the Period Ended December 31, 2007

11. Supplemental Oil and Gas Information (Unaudited)

Gas Reserves	United
(in thousands of cubic feet)	States

PROVED DEVELOPED AND UNDEVELOPED RESERVES
Balance at December 31, 2006	364,741
Purchases of proved reserves	(1,022)
Production	-
Balance at December 31, 2007	363,719

PROVED DEVELOPED RESERVES

December 31, 2006	-
December 31, 2007	174,371

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
President and Chief Executive Officer

Date: June 6, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of us and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRADLEY M. COLBY	President, Chief Executive Officer, and Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)	June 6, 2008
Bradley M. Colby

/s/ JOHN ANDERSON	Director	June 6, 2008
John Anderson

/s/ PAUL RUMLER	Secretary and Director	June 6, 2008
Paul Rumler