Form 10QSB/A
period 2008-03-31
Eternal Energy Corp.
filed 2008-08-12
CIK 1282613

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

Number of shares outstanding as of the close of business on August 8, 2008:

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

Eternal Energy Corp.

Balance Sheet

March 31, 2008

Restated
ASSETS
Current assets:
Cash	$261,115
Prepaid expenses	51,065

Total current assets	312,180

Receivable	750,000
Equipment and leasehold improvements, net of accumulated depreciation and amortization of $28,060	100,847
Oil and gas properties, net of accumulated depletion of $33,647	3,777,129
Licenses, net of accumulated amortization of $17,100	666,900
Deposit	1,414,677

Total assets	$7,021,733

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable and accrued liabilities	$179,434
Accrued officer's payroll	43,101
Due to a related party - current portion	250,000

Total current liabilities	472,535

Due to a related party - non-current portion	250,000

Total liabilities	$722,535

Commitments and contingencies

Stockholders' equity:

Common stock, $.001 par value, 875,000,000 shares authorized, 44,550,000 shares issued and outstanding	44,550
Additional paid-in capital	8,472,189
Accumulated deficit	(2,217,541)

Total stockholders' equity	6,299,198

Total liabilities and stockholders' equity	$7,021,733

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Statements of Operations

For Each of the Three-Month Periods Ended March 31, 2008 and 2007

	For the
	Period Ended March 31,
	2008
	Restated	2007
Spud fee revenue	$250,000	-
Oil and gas sales	80,257	-
Total revenue	330,257	-

Operating expenses:
Downhole gas & water license royalties	51,000	-
Oil and gas operating costs	209,388	-
Dry hole costs	2,281	-
General and administrative	224,360	$127,042
Professional fees	49,539	30,020
Depreciation, amortization and depletion expense	29,074	972

Total operating expenses	565,642	158,034

Total operating loss	(235,385)	(158,034)

Interest income	2,667	15,285

Net loss	$(232,718)	$(142,749)

Net loss per common share, basic and diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	44,550,000	42,550,000

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Statements of Cash Flows

For Each of the Three-Month Periods Ended March 31, 2008 and 2007

	For the
	Period Ended March 31,
	2008
	Restated	2007
Cash flows used in operating activities:
Net loss	$(232,718)	$(142,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	76,868	46,045
Depreciation and amortization	25,535	972
Depletion of oil & gas property	3,540	-
Increase in receivable	(250,000)	-
Changes in operating assets and liabilities:
Increase in prepaid compensation	-	(183)
(Increase) Decrease in prepaid expenses	(4,099)	12,828
Increase (decrease) in accounts payable and accrued liabilities	2,125	(5,874)

Net cash used in operating activities	(378,749)	(88,961)

Cash flows used in investing activities:
Additions to oil and gas properties	(254,479)	(375,599)
Additions to equipment and leasehold improvements	(19,000)	(5,632)
Decrease in deposit	121,452	-

Net cash used in investing activities	(152,027)	(381,231)

Net decrease in cash	(530,776)	(431,436)

Cash - beginning of period	791,891	2,366,810

Cash - end of period	$261,115	$1,935,374

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Statements of Cash Flows

As of March 31, 2008 and
For Each of the Three-Month Periods Ended March 31, 2008 and 2007

Supplemental Disclosure of Cash Flow Information
	For the
	Period Ended March 31,
	2008
	Restated	2007
Cash paid for:
Interest	-	-
Income taxes	-	-

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

The results of operations for the three-month periods ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the Company's annual report on Form 10-KSB as of December 31, 2007.

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

Equipment and Leasehold Improvements

Equipment and leasehold improvements are recorded at cost. Expenditures for major additions and improvements are capitalized and depreciated over their useful lives. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

Eternal Energy Corp.

Notes to the Financial Statements

As of March 31, 2008 and
For Each of the Three-Month Periods Ended March 31, 2008 and 2007

2.	Summary of Significant Accounting Policies, Continued

Equipment	3 years
Leasehold improvements	lesser of useful life or lease term

When equipment and improvements are retired or otherwise disposed of, the cost and the related accumulated depreciation are removed from the Company's accounts and any resulting gain or loss is included in the results of operations for the respective period.

Expenditures for minor replacements, maintenance, and repairs are charged to expense as incurred.

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

Costs are accumulated by specific prospect, or cost center, and if economically recoverable reserves are not discovered in a prospect, the costs incurred are charged to expense as "dry hole costs."

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

Notes to the Financial Statements

As of March 31, 2008 and
For Each of the Three-Month Periods Ended March 31, 2008 and 2007

2.	Summary of Significant Accounting Policies, Continued

Accounting for Share-Based Payment

In December 2004, the FASB issued SFAS No. 123(R) ("SFAS 123(R)"), Share-Based Payment. This pronouncement amends SFAS No. 123, Accounting for Stock-Based Compensation, ("SFAS 123") and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). SFAS 123(R) requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. The Company adopted SFAS 123(R) on January 1, 2006, using the modified prospective method and, accordingly, has not restated the consolidated statements of operations for periods prior to January 1, 2006. Under SFAS 123(R), the Company is required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in our consolidated statements of operations over the service period that the awards are expected to vest. As permitted under SFAS 123(R), the Company has elected to recognize compensation cost for all options with graded vesting on a straight-line basis over the vesting period of the entire option.

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

Notes to the Financial Statements

As of March 31, 2008 and
For Each of the Three-Month Periods Ended March 31, 2008 and 2007

2.	Summary of Significant Accounting Policies, Continued

	For the
	Period Ended March 31,
	2008
	Restated	2007
Net loss, as reported	$(232,718)	$(142,749)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(46,046)	(15,605)
Pro forma net loss	$(278,764)	$(158,354)
Loss per share:
Basic and diluted – as reported	$(0.01)	$(0.00)
Basic and diluted – pro forma	$(0.01)	$(0.00)

There was no material effect on net loss or loss per share in the three-month period ended March 31, 2008.

Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed in the same way as basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2008, the Company had outstanding stock options and warrants that can be converted into 4,791,800 shares of common stock. The exercise price of the warrants and options is greater than the market price of shares of the Company's common stock at March 31, 2008. Therefore, the options and warrants would have an anti-dilutive effect and, accordingly, are not included in diluted loss per share.

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

Notes to the Financial Statements

As of March 31, 2008 and
For Each of the Three-Month Periods Ended March 31, 2008 and 2007

2.	Summary of Significant Accounting Policies, Continued

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent obligations in the financial statements and accompanying notes. The Company's most significant assumptions are the estimates used in the determination of the deferred income tax asset valuation allowance and the determination of the value of the Company’s common shares that were issued for obligations. The estimation process requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain. Actual results could differ materially from our estimates.

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. This interpretation was effective and adopted by the Company as of January 1, 2007.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. SFAS 157 is effective for the Company’s year beginning January 1, 2008 and is to be applied prospectively. The Company is currently evaluating the impacts and disclosures of this standard, but would not expect SFAS 157 to have a material impact on its results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company) and interim periods within those fiscal years. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the impacts and disclosures of this standard, but would not expect SFAS 159 to have a material impact on its results of operations.

Eternal Energy Corp.

Notes to the Financial Statements

As of March 31, 2008 and
For Each of the Three-Month Periods Ended March 31, 2008 and 2007

3.	Change of Accounting Principal

FASB Staff Position ("FSP") EITF 00-19-2, Accounting for Registration Payment Arrangements, specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5 ("SFAS 5"), Accounting for Contingencies. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable Generally Accepted Accounting Principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 21, 2006, the guidance in the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years.

On January 1, 2007, the Company recorded a cumulative effect of change in accounting principle and increased additional paid in capital by $6,091,061, decreased financial instrument derivative liability by $2,069,949 and increased accumulated deficit at December 31, 2007 by $4,021,112.

4.	Equipment and Leasehold Improvements

The following is a summary of equipment and improvements, at cost as of March 31, 2008:

Restated
Office equipment	$71,151
Downhole gas and water equipment	19,000
Leasehold improvements	38,756
Total equipment and improvements	128,907
Less: accumulated depreciation	(28,060)
Equipment and improvements, net	$100,847

Depreciation expense for the three month periods ended March 31, 2008 and 2007 was $8,435, and $972, respectively.

Eternal Energy Corp.

Notes to the Financial Statements

As of March 31, 2008 and
For Each of the Three-Month Periods Ended March 31, 2008 and 2007

5.	Oil and Gas Properties

Producing Properties

In 2007, the Company acquired a 75% working interest in the South West extension of the West Ranch Field, located in Jackson County, Texas.

The net capitalized cost of this property is summarized below:

Restated
Acquisition cost	$1,894,259
Improvement costs	459,889
2,354,148
Depletion	(33,647)
Balance at March 31, 2008	$2,320,501

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

North Sea Quad 41 and Quad 42

The Company acquired 10% working interests in these prospects with the obligation to fund 15% of exploratory wells. The Company placed $1.5 million for the Quad 41 and 42 prospect on deposit to cover its share of these costs. The exploratory wells on both of these prospects have been completed and no economically recoverable reserves were discovered.

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

The following table summarizes the activity of exploratory costs for the three-month periods ended March 31, 2008 and 2007:

	2008
	Restated	2007
Balance at the beginning of the period	$2,513,733	$1,620,808
Additions to exploratory costs	287,009	-
Dry hole costs	-	-
Costs of prospects sold	-	-
Balance at the end of the period	$2,800,742	$1,620,808

Utah

In December 2007, the Company purchased a 640-acre mineral lease from the State of Utah, and in the first quarter of 2008, purchased an additional 10,860 acre lease from the State of Utah. The Company has a 50% interest in this prospect.

Prospects Sold

In May 2007, the Company sold its 15% equity interest in Pebble Petroleum, Inc., ("Pebble"), which held a working interest in the Pebble Beach prospect. Proceeds from the sale totaled $877,353, resulting in a gain on the disposition of the Pebble Beach investment of $619,901. An additional $163,150 of sales proceeds were received in the second quarter of 2008 relating to this transaction. Per the terms of the Pebble sale, the Company retained a 5% gross overriding royalty from each well drilled on certain acreage that Pebble holds rights to in western Canada. In addition, the Company obtained the right to receive $250,000 for each of the first eight wells drilled on the property. The Company records these amounts as “spud fees” when drilling commences. As of June 30, 2008, six wells have been drilled, for which the Company has earned $1,500,000 in spud fees.

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

Financial Results, Liquidity and Management's Plan

The Company has incurred net losses for the three-month periods ended March 31, 2008 and 2007 of $232,718 and $142,749, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company also had a negative cash flow from operations of $378,749 for the three-month period ended March 31, 2008, further enhancing the Company's need for additional capital. The Company has been able to obtain additional operating capital through private equity funding sources. Management's plans include the continued development and implementation of its business plan.

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

On November 20, 2007, the Company was served with a complaint alleging breach of contract, misappropriation of confidential and proprietary information and of trade secret and claims under the Colorado Uniform Trade Secrets Act, fraud, declaratory relief declaring any agreements of release to be void and unenforceable as they were obtained by fraudulent inducement, declaration of accounting and constructive trust for all proceeds and profits from the alleged misappropriation, injunctive relief for return of all allegedly misappropriated information and cessation of use, civil theft of business values, and tortuous interference with contract. Plaintiffs seek compensatory and punitive damages in an unspecified amount, prejudgment interest, declaratory relief, injunctive relief, accounting, and attorneys’ fees. The Company believes that the causes of action are without merit and intends to defend this case vigorously. The Company has filed a countersuit claiming abuse of process, intentional interference with an existing business and contractual relations, commercial disparagement and conspiracy. The lawsuit has continued to negatively impact the Company’s ability to pursue additional opportunities or acquire additional oil and gas prospects. As of the date of these financial statements, the ultimate outcome of the litigation cannot be reasonably estimated.

Eternal Energy Corp.

Notes to the Financial Statements

As of March 31, 2008 and
For Each of the Three-Month Periods Ended March 31, 2008 and 2007

6.	Commitments and Contingencies, Continued

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

Minimum Future Rents

In February 2007, the Company entered into a lease for its corporate offices. The lease has a term of 48 months. As of March 31, 2008, rents due under this lease are as follows:

Amount
2008 (remaining)	$37,281
2009	51,178
2010	52,782
2011	4,410
2012	-
Total	$145,651

Eternal Energy Corp.

Notes to the Financial Statements

As of March 31, 2008 and
For Each of the Three-Month Periods Ended March 31, 2008 and 2007

7.	Loss Per Share

The following is a reconciliation of the number of shares used in the calculation of basic loss per share and diluted loss per share for the three-month periods ended March 31, 2008 and 2007:

	For the
	Period Ended March 31,
	2008
	Restated	2007
Net loss	$(232,718)	$(142,749)
Weighted-average number of common shares outstanding	44,550,000	42,550,000
Incremental shares from the assumed exercise of dilutive stock options	-	-
Diluted common shares outstanding	44,550,000	42,550,000
Net loss per share, basic and diluted	$(0.01)	$(0.00)

The following securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	For the
	Period Ended March 31,
	2008
	Restated	2007
Options to purchase common stock	3,543,800	2,093,800
Warrants to purchase common stock	1,248,000	12,924,000

8.	Share-Based Payment

In November 2005, the Company granted options to purchase 1,443,800 shares of its common stock to its president. The exercise price of these options is $1.00 per share, which exceeded the market price on the effective date of grant. The options vest at the rate of 240,633 shares at the end of each six-month period from the effective date of grant, and all become exercisable on November 7, 2008.

In February 2006, the Company granted options to purchase 500,000 shares of its common stock to a director. In December 2006, the Company exchanged the original 500,000 stock options shares for a new option to purchase 350,000 shares of common stock. In addition, this director was granted an option to purchase an additional 300,000 shares of common stock. The exercise price of these options is $0.78 per share, which was the market price on the effective date of grant. The Company recognized $33,513 in compensation expense during the three-month period ended March 31, 2008 related to this grant. The options vest at the rate of 116,667 shares at the date of grant and 108,333 at the end of each six-month period from the effective date of grant, and all become exercisable on February 27, 2009.

In December 2006, the Company granted options to purchase an additional 300,000 shares of its common stock to this same director. The exercise price of these options is $0.80 per share, which was the market price on the effective date of grant. The Company recognized $12,532 as compensation expense during the three-month period ended March 31, 2008 related to this grant. The options vest at the rate of 50,000 at the end of each six-month period from the effective date of grant, and all become exercisable on December 4, 2009.

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

In March 2008, the Board of Directors ratified the grant of options to purchase 50,000 of its common shares to a consultant. The stock options were originally approved by management on August 1, 2006. These options vest over 1 year, have a life of 5 years and have an exercise price of $0.97 per share, the market price on the effective date of grant. Under the corresponding stock option agreement, 16,667 options vested at the time the agreement was executed with an additional 16,667 options vesting at the end of each six month period from the grant date. As of June 30, 2008, all 50,000 stock options are exercisable.

Also in March 2008, the Board of Directors ratified the grant of options to purchase 100,000 of its common shares to the same consultant. The stock options were originally approved by management on August 1, 2007. These options vest over 1 year, have a life of 5 years and have an exercise price of $0.20 per share, the market price on the effective date of grant. Under the corresponding stock option agreement, 33,333 options vested at the time the agreement was executed with an additional 33,333 options vesting at the end of each six month period from the grant date, and all will be exercisable on July 31, 2008.

A summary of stock option activity, as of March 31, 2008, and changes during the three-month period then ended is presented below:

		Weighted	Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contract	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2007	3,393,800	$0.67	3.5 years	$-
Options granted	150,000	$0.46	-	-
Options exercised	-	-	-	-
Options expired	-	-	-	-
Options forfeited	-	-	-	-
Outstanding at March 31, 2008	3,543,800	$0.66	2.8 years	$-
Exercisable at March 31, 2008	1,662,532	$0.79	2.1 years	$-

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

Warrants

		Weighted
		Average
	Number of	Exercise
	Warrants	Price
Outstanding, December 31, 2007	12,924,000	$1.16
Issued	-	-
Exercised	-	-
Expired	(11,676,000)	(1.16)
Forfeited	-	-
Outstanding, March 31, 2008	1,248,000	$1.16
Exercisable, March 31, 2008	1,248,000	$1.16

Eternal Energy Corp.

Notes to the Financial Statements

As of March 31, 2008 and
For Each of the Three-Month Periods Ended March 31, 2008 and 2007

9.	Equity Transactions, Continued

The warrants are exercisable at anytime until they expire two years from grant. Warrants to purchase 11,676,000 shares expired in March 2008 and the balance expire in May 2008.

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

The Company estimated the fair value of the warrants using the Black-Scholes valuation model with the following assumptions:

		December 31,
	Inception	2005
Term	24 months	22 months
Risk free interest rate	4.30% to 4.92%	4.34%
Volatility	101%	101%
Dividend	-0-	-0-

Shares Reserved for Future Issuance

The Company has reserved shares for future issuance upon exercise of outstanding options and warrants as follows:

Options	3,543,800
Warrants	1,248,000
Total	4,791,800

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

A Note About Forward-Looking Statements

This Quarterly Report on Form 10-QSB/A contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current management’s expectations. These statements may be identified by their use of words like “plans,” “expect,” “aim,” “believe,” “projects,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about our business strategy, expenditures, and financial results are forward-looking statements. We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur.

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

Results of Operations for the Three-Month Periods Ended March 31, 2008 and 2007

In May 2007, we sold our 15% interest in Pebble Petroleum, Inc. which held a working interest in the Pebble Beach prospect. Proceeds from the sale totaled $877,353, resulting in a gain on the disposition of the Pebble Beach investment of $619,901. Per the terms of the Pebble sale, the Company retained a 5% gross overriding royalty from each well drilled on certain acreage that Pebble holds rights to in western Canada. In addition, the Company obtained the right to receive $250,000 for each of the first eight wells drilled on the property. The first five wells commenced during the year ended December 31, 2007. One additional well commenced in January 2008.

Our business plan includes the acquisition of interests in oil and gas exploratory prospects, and in some cases, such as the Pebble prospect, we may sell all or part of our interest. The nature of these transactions are that they occur irregularly and, therefore, our revenues may fluctuate significantly from period to period.

At various times during the year ended December 31, 2007, we acquired working interests that total 75% in the West Ranch property located in Texas. We realized $80,257 in revenue from this property in the three-month period ended March 31, 2008. We had no revenue in the corresponding period in 2007.

Our share of the operating costs of the West Ranch Field was $209,388 for the three-month period ended March 31, 2008. We had no similar costs in the corresponding period in 2007, as we acquired our interest in this field after March 31, 2007.

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

General and administrative expenses increased from $127,042 for the three-month period ended March 31, 2007, to $224,360 for the corresponding period in 2008. An analysis of the increase in general and administrative expenses, and the relevant components, follows:

•	Consulting fees increased from $9,114 in the three-month period ended March 31, 2007, to $18,387 in the corresponding period in 2008, as we began using consultants to monitor or West Ranch property.
•
Salary costs increased $55,133 in the three-month period ended March 31, 2008, as compared to the corresponding period in 2007, from $24,480 to $79,613, as a result of the hiring of our new Chief Operating Officer in the second half of 2007 and the hiring of additional administrative staff as a result of our increased activities.

•	We commenced providing health insurance benefits to our employees during the quarter-ended March 31, 2008; the related costs totaled $14,966 for the first quarter of 2008.
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

Liquidity and Capital Resources

As of March 31, 2008, our total assets amounted to $7,021,733. We had cash balances of $261,115 and had invested $3,777,129 in oil and gas prospects. In addition, we had $1,410,268 on deposit related to our North Sea prospect, which has been abandoned. We had commitments for future drilling costs totaling at least $2 million.

Our cash flows used in operations was $378,749 for the three-month period ended March 31, 2008. We have minimum drilling costs associated with our oil and gas exploration participations of $2 million, and we expect to spend $2,850,000 in improvement costs in our West Ranch property. While we have been able to obtain additional operating capital through private equity funding sources since inception, as of March 31, 2008, we did not have the financial resources to meet these obligations. Management’s plan includes the continued development and eventual implementation of our business plan.

No assurances can be given that we will be able to obtain sufficient working capital through the sale of our common stock or borrowing of funds or that the development and implementation of our business plan will generate sufficient revenues in the future to sustain ongoing operations. These factors raise substantial doubt with our auditor about our ability to continue as a going concern.

On November 20, 2007, we were served with a complaint alleging breach of contract, misappropriation of confidential and proprietary information and of trade secret and claims under the Colorado Uniform Trade Secrets Act, fraud, declaratory relief declaring any agreements of release to be void and unenforceable as they were obtained by fraudulent inducement, declaration of accounting and constructive trust for all proceeds and profits from the alleged misappropriation, injunctive relief for return of all allegedly misappropriated information and cessation of use, civil theft of business values, and tortuous interference with contract. The plaintiffs seek compensatory and punitive damages in an unspecified amount, prejudgment interest, declaratory relief, injunctive relief, accounting, and attorneys’ fees. We believe the causes of action are without merit and intend to defend our rights vigorously. On January 17, 2008, we filed a countersuit claiming abuse of process, intentional interference with an existing business and contractual relations, commercial disparagement, and conspiracy. The lawsuit has continued to negatively impact the Company’s ability to pursue additional opportunities or acquire additional oil and gas prospects. As of the date of these financial statements, the ultimate outcome of the litigation cannot be reasonably estimated.

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

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

99.1*	Press Release regarding amendment of 10-QSB

*Filed with this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETERNAL ENERGY CORP.

(Registrant)

August 11, 2008	/s/ Bradley M. Colby
Bradley M. Colby
President and Chief Executive Officer