Form 10-Q
period 2008-06-30
Eternal Energy Corp.
filed 2008-08-14
CIK 1282613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 44,550,000 shares of common stock issued and outstanding at August 13, 2008.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

ETERNAL ENERGY CORP.
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2008

A Note About Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management's current expectations. These statements may be identified by their use of words like “plans,” “expect,” “aim,” “believe,” “projects,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about our business strategy, expenditures, and financial results, are forward-looking statements. We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur.

Actual results could differ materially from those in the forward looking statements due to a number of uncertainties including, but not limited to, those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Factors that could cause future results to differ from these expectations include general economic conditions; further changes in our business direction or strategy; competitive factors; market uncertainties; and an inability to attract, develop, or retain consulting or managerial agents or independent contractors. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report. Except as required by law, we are not obligated to release publicly any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Eternal Energy Corp.

Condensed Financial Statements

As of June 30, 2008,
For Each of the Three-Month and Six-Month Periods Ended June 30, 2008 and 2007

Eternal Energy Corp.

Index to the Condensed Financial Statements

As of June 30, 2008,
For Each of the Three-Month and Six-Month Periods Ended June 30, 2008 and 2007

Eternal Energy Corp.

Condensed Balance Sheet

June 30, 2008

ASSETS
	June 30,	December 31,
	2008	2007
Current assets:
Cash	$1,064,760	$791,891
Accounts receivable	16,319	-
Prepaid expenses	32,724	46,966
Total current assets	1,113,803	838,857
Receivable	750,000	500,000
Equipment and leasehold improvements, net of accumulated depreciation and amortization of $37,216 and $19,625, respectively	95,170	90,282
Oil and gas properties, net of accumulated depletion of $43,202 and $30,107, respectively	3,570,723	3,526,190
Licenses, net of accumulated amortization of $34,200 and $0, respectively	649,800	684,000
Deposits	1,414,678	1,536,130
Total assets	$7,594,174	$7,175,459
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$108,569	$177,309
Accrued officer's compensation	43,101	43,101
Due to related party	250,000	250,000
Total current liabilities	401,670	470,410

Due to related party - non-current	250,000	250,000
Total liabilities	$651,670	$720,410
Commitments and contingencies
Stockholders' equity:
Common stock, $.001 par value, 875,000,000 shares authorized, 44,550,000 and 44,550,000 shares issued and outstanding, respectively	44,550	44,550
Additional paid-in capital	8,551,060	8,395,321
Accumulated deficit	(1,653,106)	(1,984,822)
Total stockholders' equity	6,942,504	6,455,049
Total liabilities and stockholders' equity	$7,594,174	$7,175,459

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Condensed Statements of Operations

For Each of the Three-Month and Six-Month Periods Ended June 30, 2008 and 2007

	For the Three-Month Period Ended		For the Six-Month Period Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Sale of prospects	1,353,645	877,353	1,353,645	877,353
Oil and gas sales	56,816	-	137,073	-
Spud fee revenue	-	249,985	250,000	249,985
Total revenue	1,410,461	1,127,338	1,740,718	1,127,338
Operating expenses:
Cost of prospect sold	253,506	259,482	253,506	259,482
Oil and gas operating expenses	187,838	-	397,226	-
Down-hole gas and water license royalties	-	-	51,000	-
Dry hole costs	(1,194)	1,538,416	1,087	1,538,41
General and administrative	219,393	289,828	443,753	417,814
Professional fees	151,376	89,084	200,915	119,409
Depreciation, amortization and depletion expense	35,812	-	64,886	5,208
Total operating costs	846,731	2,176,810	1,412,373	2,340,329

Total operating income (loss)	563,730	(1,049,472)	328,345	(1,212,991)

Interest income	705	18,711	3,372	33,996

Net income (loss)	$564,435	$(1,030,761)	$331,717	(1,178,995)
Net income (loss) per common share -

Basic	$0.01	$(0.02)	$0.01	$(0.03)
Diluted	$0.01	$(0.02)	$0.01	$(0.03)
Weighted average number of shares outstanding -
Basic	44,550,000	42,550,000	44,550,000	42,550,000
Diluted	44,583,333	42,550,000	44,572,222	42,550,000

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Condensed Statements of Cash Flows

For Each of the Six-Month Periods Ended June 30, 2008 and 2007

	For the	For the
	Six-Month	Six-Month
	Period Ended	Period Ended
	June 30, 2008	June 30, 2007
Cash flows provided by (used in) operating activities:
Net income (loss)	$331,717	$(1,178,995)
Adjustments to reconcile net loss to net cash used by operating activities:
Non cash transactions:
Stock-based compensation	155,738	92,092
Depreciation, depletion and amortization	64,886	5,208
Dry hole costs incurred in prior year	-	1,543,902
Changes in operating assets and liabilities:
Increase in receivables	(266,319)	-
Decrease in prepaid expense	14,242	12,828
Increase (decrease) in accounts payable and accrued liabilities	(68,740)	(134,931)
Increase (decrease) in accrued payroll-related costs	-	(2,331)
Net cash used in operating activities	231,524	337,773
Cash flows used in investing activities:
Return of drilling deposits	121,452	163,510
Additions to oil and gas properties	(57,628)	(1,366,181)
Additions to equipment and leasehold improvements	(22,479)	(61,198)
Net cash used in investing activities	41,345	(1,263,869)
Net increase in cash	272,869	(926,096)
Cash - beginning of period	791,891	2,366,810
Cash - end of period	$1,064,760	$1,440,714

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Condensed Statements of Cash Flows

For Each of the Six-Month Periods Ended June 30, 2008 and 2007

Supplemental Disclosure of Cash Flow Information

	For the	For the
	Six-Month	Six-Month
	Period Ended	Period Ended
	June 30, 2008	June 30, 2007
Cash paid during the three-month and six-month period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Notes to the Condensed Financial Statements

As of June 30, 2008,
For Each of the Three-Month and Six-Month Periods Ended June 30, 2008 and 2007

1.	Description of Business

Eternal Energy Corp. (the "Company") was incorporated in the state of Nevada in March 2003. The Company engages in the acquisition, exploration, development and producing of oil and gas properties. At June 30, 2008, the Company has entered into participation agreements related to oil and gas exploration projects in the Big Sand Spring Valley Prospect and the Cherry Creek Project, both located in Nye County, Nevada. The Company has also owns a 75% working interest in the South West extension of the West Ranch Field, located in Jackson County, Texas. In addition, the Company has acquired licensing and usage rights to a certain down hole gas and water separation technology, designed to stimulate the production of underperforming wells.

2.	Interim Presentation

The results of operations for the three-month and six-month periods ended June 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the Company's annual report on Form 10-KSB as of December 31, 2007.

Certain amounts from the previous year have been reclassified to conform to the current period presentation.

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

Concentration of Credit Risk

At June 30, 2008, the Company had $1,073,987 on deposit that exceeded United States (FDIC) federally insurance limit of $100,000 per bank. The Company believes this credit risk is mitigated due to the financial strength of the financial institution.

Eternal Energy Corp.

Notes to the Condensed Financial Statements

As of June 30, 2008,
For Each of the Three-Month and Six-Month Periods Ended June 30, 2008 and 2007

3.	Summary of Significant Accounting Policies, Continued

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

Eternal Energy Corp.

Notes to the Condensed Financial Statements

As of June 30, 2008,
For Each of the Three-Month and Six-Month Periods Ended June 30, 2008 and 2007

3.	Summary of Significant Accounting Policies, Continued

Fair Value of Financial Instruments

In accordance with the requirements of Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial Instruments, the Company has determined the estimated fair value of its financial instruments using available market information and appropriate valuation methodologies. Due to their short-term maturity, the fair value of financial instruments classified as current assets and current liabilities approximates their carrying values.

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

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123(R) to stock-based employee compensation, using the straight-line method, for the following periods:

Eternal Energy Corp.

Notes to the Condensed Financial Statements

As of June 30, 2008,
For Each of the Three-Month and Six-Month Periods Ended June 30, 2008 and 2007

3.	Summary of Significant Accounting Policies, Continued

	For the Three-Month Period Ended		For the Six-Month Period Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net income (loss), as reported	$564,435	$(1,030,761)	$331,717	$(1,178,995)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(15,605)	(15,605)	(31,210)	(31,210)
Pro forma net income (loss)	$548,830	$(1,046,366)	$300,507	$(1,210,205)
Income (loss) per share:
Basic and diluted - as reported	$0.01	$(0.02)	$0.01	$(0.03)
Basic and diluted - pro forma	$0.01	$(0.02)	$0.01	$(0.03)

There was no material effect on net loss or loss per share in the three or six-month period ended June 30, 2008 and 2007.

Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed in the same way as basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2008, the Company had outstanding stock options that can be converted into 4,543,800 shares of common stock, of which 1,961,499 options are vested. The exercise price for 66,666 of the vested stock options is lower than the closing stock prices as of June 30, 2008 and, accordingly, these stock options have been included in the calculation of diluted earnings per share for the period.

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

Eternal Energy Corp.

Notes to the Condensed Financial Statements

As of June 30, 2008,
For Each of the Three-Month and Six-Month Periods Ended June 30, 2008 and 2007

3.	Summary of Significant Accounting Policies, Continued

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

Eternal Energy Corp.

Notes to the Condensed Financial Statements

As of June 30, 2008,
For Each of the Three-Month and Six-Month Periods Ended June 30, 2008 and 2007

3.	Summary of Significant Accounting Policies, Continued

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

Eternal Energy Corp.

Notes to the Condensed Financial Statements

As of June 30, 2008,
For Each of the Three-Month and Six-Month Periods Ended June 30, 2008 and 2007

5.	Equipment and Leasehold Improvements

The following is a summary of equipment and improvements, at cost as of June 30, 2008:

Office equipment	$74,630
Downhole gas and water equipment	19,000
Leasehold improvements	38,756
Total equipment and improvements	132,386
Less: accumulated depreciation	(37,216)
Equipment and improvements, net	$95,170

Depreciation expense for the six-month periods ended June 30, 2008 and 2007 was $17,591 and $5,208, respectively.

6.	Oil and Gas Properties

Producing Properties

In 2007, the Company acquired a 75% working interest in the South West extension of the West Ranch Field, located in Jackson County, Texas.

The net capitalized cost of this property is summarized below:

Acquisition cost	$1,894,259
Improvement costs	460,605
2,354,864
Depletion	(43,202)
Balance at June 30, 2008	$2,311,662

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

Eternal Energy Corp.

Notes to the Condensed Financial Statements

As of June 30, 2008,
For Each of the Three-Month and Six-Month Periods Ended June 30, 2008 and 2007

6.	Oil and Gas Properties, Continued

Big Sand Spring Valley and Cherry Creek Prospect

The Company acquired a 50% working interest in these properties for an initial payment of $667,000 and the obligation for a future payment of $2,000,000, which represents 50% of the estimated initial drilling costs. The Company is obligated to pay 50% of future drilling costs on this property. In addition, the Company is obligated to issue one million shares of its common stock for each ten million equivalent barrels of net proven oil reserves developed on the Big Sand Spring Valley Prospect. At June 30, 2008, the Company was not obligated to fund any additional drilling costs nor are there any net proven oil reserves on these properties. This participation agreement has a term of ten years, which expires in November 2015.

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

The following table summarizes the activity of exploratory costs for the six-month periods ended June 30, 2008 and 2007:

	2008	2007
Balance at the beginning of the period	$1,210,458	$1,245,210
Additions to exploratory costs	303,303	1,638,633
Dry hole costs	(1,194)	(1,538,416)
Costs of prospects sold	(253,506)	(259,482)
Balance at the end of the period	$1,259,061	$1,085,945

Utah

In December 2007, the Company purchased a 50% interest in a 640-acre mineral lease from the State of Utah. In the first quarter of 2008, the Company purchased a 50% interest in an additional 10,860 acre lease from the State of Utah.

Eternal Energy Corp.

Notes to the Condensed Financial Statements

As of June 30, 2008,
For Each of the Three-Month and Six-Month Periods Ended June 30, 2008 and 2007

6.	Oil and Gas Properties, Continued

In June 2008, the Company acquired an overriding royalty position in additional prospects located in Saskatchewan, Canada.

Prospects Sold

In May 2007, the Company sold its 15% equity interest in Pebble Petroleum, Inc., ("Pebble") which held a working interest in the Pebble Beach prospect. Proceeds from the sale totaled $877,353, resulting in a gain on the disposition of the Pebble Beach investment of $619,901. An additional $163,150 of sales proceeds were received in the second quarter of 2008 relating to this transaction. Per the terms of the Pebble sale, the Company retained a 5% gross overriding royalty from each well drilled on certain acreage that Pebble holds rights to in western Canada. In addition, the Company obtained the right to receive $250,000 for each of the first eight wells drilled on the property. The Company records these amounts as “spud fees” when drilling commences. As of June 30, 2008, six wells have been drilled, for which the Company has earned $1,500,000 in spud fees. The two remaining wells were drilled in July and August 2008, respectively. As a result of the litigation described in Note 7, as of June 30, 2008, the purchaser is holding in escrow $750,000 in spud fees owed to the Company from three wells that have been drilled until the legal matter is resolved. The Company does not believe that there is any merit in the claim and expects that the spud fees due to the Company will eventually be received. The timeframe for the settlement of this lawsuit is uncertain and, accordingly, the receivable has been classified as non-current.

In June 2008, the Company sold its 50% working interest in the Utah properties. Gross proceeds from the sale totaled $1,190,160, resulting in a $936,654 gain on the transaction. Under the terms of the sale, the Company retains an overriding royalty on production from the property sold, as well as an overriding royalty on production from properties of mutual interest which the purchaser may develop in the future.

7.	Commitments and Contingencies

Financial Results, Liquidity and Management's Plan

Excluding profits realized from the disposition of oil and gas properties, the Company has incurred net losses for the six-month periods ended June 30, 2008 and 2007 of $778,422 and $1,796,866, respectively, and a net operating loss of $1,437,768 for the year ended December 31, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern. As stated in Note 6, the Company has been successful in generating additional operating capital through the disposition of oil and gas prospects. However, the successful disposition of properties is not a viable strategy to fund the Company’s long-term operations. Accordingly, the Company’s management is developing and implementing plans to bolster the Company’s cash flow from operating activities.

Eternal Energy Corp.

Notes to the Condensed Financial Statements

As of June 30, 2008,
For Each of the Three-Month and Six-Month Periods Ended June 30, 2008 and 2007

7.	Commitments and Contingencies, Continued

No assurances can be given that the Company can obtain sufficient working capital through the sale of oil and gas properties, the issuance of common stock or by leveraging the Company's current assets, or that the implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Litigation

The Company's policy is to accrue amounts related to legal matters as a charge to operations if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, as required by SFAS 5.

On November 20, 2007, the Company was served with a complaint alleging breach of contract, misappropriation of confidential and proprietary information and of trade secret and claims under the Colorado Uniform Trade Secrets Act, fraud, declaratory relief declaring any agreements of release to be void and unenforceable as they were obtained by fraudulent inducement, declaration of accounting and constructive trust for all proceeds and profits from the alleged misappropriation, injunctive relief for return of all allegedly misappropriated information and cessation of use, civil theft of business values, and tortuous interference with contract. Plaintiffs seek compensatory and punitive damages in an unspecified amount, prejudgment interest, declaratory relief, injunctive relief, accounting, and attorneys’ fees. The Company believes that the causes of action are without merit and intends to defend this case vigorously. The Company has filed a countersuit claiming abuse of process, intentional interference with an existing business and contractual relations, commercial disparagement and conspiracy. The lawsuit has continued to negatively impact the Company's ability to pursue additional opportunities or acquire additional oil and gas prospects, as discussed in Note 6. A further result of the lawsuit has been the sale of certain assets in order to fund the Company's ongoing operations, as discussed in Note 6. The litigation is currently in the discovery phase. As of the date of these financial statements, the ultimate outcome of the litigation cannot be reasonable estimated.

Drilling Cost Obligations

As discussed in Note 6, the Company is obligated to fund its share of drilling costs related to its participation in three exploratory oil and gas wells. The minimum future obligation on the wells on this property is $2 million.

Eternal Energy Corp.

Notes to the Condensed Financial Statements

As of June 30, 2008,
For Each of the Three-Month and Six-Month Periods Ended June 30, 2008 and 2007

7.	Commitments and Contingencies, Continued

Employment Agreements

The Company has entered into a two-year employment agreement with its President. This agreement, as amended, terminates on October 31, 2009, provides for annual compensation of $174,000 and a signing bonus of $125,000 of which $90,000 has been paid at June 30, 2008. In addition, the Company granted to its president options to purchase 1,443,800 shares of the Company’s common stock. The options vest over a three year period and have an exercise price of $1.00 per share.

In August 2007, the Company entered into a two-year employment agreement with its Vice President of Engineering. The agreement provides for annual compensation of $120,000 and a signing bonus of $30,000. In addition, the Company granted to this employee options to purchase 1 million shares of the Company’s common stock. The options vest over a two year period and have an exercise price of $0.24 per share.

In June 2008, the Company entered into a two-year employment agreement with its Chief Financial Officer. The agreement provides for annual compensation of $138,500. In addition, the Company granted to this employee options to purchase 1 million shares of the Company’s common stock. The options vest over a two year period and have an exercise price of $0.18 per share.

Lease Obligation

In February 2007, the Company entered into a lease for its corporate offices. The lease has a term of 48 months. Rents remaining as of June 30, 2008 under this lease are as follows:

Amount
2008 (remaining)	$24,854
2009	51,178
2010	52,782
2011	4,410
2012	-
Total	$133,224

Eternal Energy Corp.

Notes to the Condensed Financial Statements

As of June 30, 2008,
For Each of the Three-Month and Six-Month Periods Ended June 30, 2008 and 2007

8.	Loss Per Share

The following is a reconciliation of the number of shares used in the calculation of basic loss per share and diluted loss per share for the three and six-month periods ended June 30, 2008 and 2007:

	For the Three-Month		For the Six-Month
	Period Ended June 30,		Period Ended June 30,
	2008	2007	2008	2007
Net income (loss)	$564,435	$(1,030,761)	$331,717	$(1,178,995)
Weighted-average number of common shares outstanding	44,550,000	42,550,000	44,550,000	42,550,000
Incremental shares from the assumed exercise of dilutive stock options	66,666	-	66,666	-
Diluted common shares outstanding	44,616,666	42,550,000	44,616,666	42,550,000
Net loss per share, basic and diluted	$0.01	$(0.02)	$0.01	$(0.03)

The following securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	For the Six-Month
	Period Ended June 30,
	2008	2007
Options to purchase common stock	4,543,800	2,093,800
Warrants to purchase common stock	-	12,924,000

9.	Share-Based Payment

In November 2005, the Company granted options to purchase 1,443,800 shares of its common stock to its president. The exercise price of these options is $1.00 per share, which exceeded the market price on the effective date of grant. The options vest at the rate of 240,633 shares at the end of each six-month period from the effective date of grant, and all become exercisable on November 7, 2008.

In February 2006, the Company granted options to purchase 500,000 shares of its common stock to a director. In December 2006, the Company exchanged the option to 500,000 common shares for a new option to purchase 350,000 shares of common stock. The exercise price of the new options is $0.78 per share, which was the market price on the effective date of grant. The options vest at the rate of 116,667 shares at the date of grant and 58,333 at the end of each six-month period from the effective date of grant, and all become exercisable on December 4, 2008.

Eternal Energy Corp.

Notes to the Condensed Financial Statements

As of June 30, 2008,
For Each of the Three-Month and Six-Month Periods Ended June 30, 2008 and 2007

9.	Share-Based Payment, Continued

In December 2006, Company granted options to purchase an additional 300,000 shares of its common stock to this same director. The exercise price of these options is $0.80 per share, which was the market price on the effective date of grant. The options vest at the rate of 50,000 at the end of each six-month period from the effective date of grant, and all become exercisable on December 4, 2009.

In July 2007, the Company granted options to purchase 300,000 shares of its common stock to a director. These options vest over three years, have a life of five years and have an exercise price of $0.25 per share, the market price on the effective date of grant. The options vest at the rate of 50,000 shares at the end of each six month period from the effective date of grant, and all will be exercisable on July 26, 2010.

In August 2007, the Company granted options to purchase 1,000,000 shares of its common stock to its Vice President of Engineering. These options vest over 2 years, have a life of 5 years and have an exercise price of $0.24 per share, the market price on the effective date of grant. The options vest at the rate of 250,000 shares at the end of each six month period from the effective date of grant, and all will be exercisable on August 1, 2009.

In March 2008, the Board of Directors ratified the grant of options to purchase 50,000 of its common shares to a consultant. The stock options were originally approved by management on August 1, 2006. These options vest over 1 year, have a life of 5 years and have an exercise price of $0.97 per share, the market price on the effective date of grant. Under the corresponding stock option agreement, 16,667 options vested at the time the agreement was executed with an additional 16,667 options vesting at the end of each six-month period from the grant date. As of June 30, 2008, all 50,000 stock options are exercisable.

Also in March 2008, the Board of Directors ratified the grant of options to purchase 100,000 of its common shares to the same consultant. The stock options were originally approved by management on August 1, 2007. These options vest over 1 year, have a life of 5 years and have an exercise price of $0.20 per share, the market price on the effective date of grant. Under the corresponding stock option agreement, 33,333 options vested at the time the agreement was executed with an additional 33,333 options vesting at the end of each six-month period from the grant date, and all will be exercisable on July 31, 2008.

In June 2008, the Company granted options to purchase 1,000,000 shares of its common stock to its Chief Financial Officer. These options vest over 2 years, have a life of 5 years and have an exercise price of $0.18 per share, the market price on the effective date of grant. The options vest at the rate of 250,000 shares at the end of each six month period from the effective date of grant, and all will be exercisable on December 2, 2010.

Eternal Energy Corp.

Notes to the Condensed Financial Statements

As of June 30, 2008,
For Each of the Three-Month and Six-Month Periods Ended June 30, 2008 and 2007

9.	Share-Based Payment, Continued

A summary of stock option activity, as of June 30, 2008, and changes during the six-month period then ended is presented below:

			Weighted
			Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contract	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2007	3,393,800	$0.67	3.5 years	-
Options granted	1,150,000	$0.22	-	-
Options exercised	-	-	-	-
Options expired	-	-	-	-
Options forfeited	-	-	-	-
Outstanding at June 30, 2008	4,543,800	$0.55	3.5 years	$42,000
Exercisable at June 30, 2008	1,961,499	$0.82	1.7 years	$1,333

The assumptions used in the Black-Scholes option pricing model for the stock options granted during the six-month period ended June 30, 2008 were as follows:

Risk-free interest rate	2.37-3.25%
Expected volatility of common stock	101%
Dividend yield	$0.00
Expected life of options	5 years
Weighted average fair market value of options granted	$0.22

10.	Equity Transactions

Issue of Shares for Working Interest

In October 2007, the Company acquired an additional 25% working interest in the West Ranch Field in exchange for 2 million shares of its common stock, valued at $629,513.

Sale of Equity Units

In March and May 2006, the Company sold 11,876,000 and 1,248,000 equity units, respectively, through a private placement offering. Each equity unit consisted of one share of the Company’s common stock and one warrant to purchase a share of the Company’s common stock at $1.00 per share. The per equity unit price was $0.50 with net proceeds of $6,562,000. The Company paid $440,240 as finders fees related to this offering. The equity units have a registration rights agreement that required the Company to file a registration statement with the Securities and Exchange Commission covering the shares and shares to be issued upon exercise of the warrants. The registration rights agreement provides for liquidated damages equal to $72,500, which is included in accrued liabilities at June 30, 2008. The registration became effective and no additional penalties will be due.

Eternal Energy Corp.

Notes to the Condensed Financial Statements

As of June 30, 2008,
For Each of the Three-Month and Six-Month Periods Ended June 30, 2008 and 2007

10.	Equity Transactions, Continued

Warrants

2008
Weighted
Average
	Number of	Exercise
	Warrants	Price
Outstanding, December31, 2007	12,924,000	$1.16
Issued	-	-
Exercised	-	-
Expired	(12,924,000)	$(1.16)
Forfeited	-	-
Outstanding, June 30, 2008	-	$-
Exercisable, June 30, 2008	-	$-

Warrants to purchase 11,676,000 million shares expired in March 2008 and 1,248,000 expired in May 2008.

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

The Company estimated the fair value of the warrants using the Black-Scholes valuation model with the following assumptions:

		December 31,
	Inception	2005
Term	24 months	22 months
Risk free interest rate	4.30% to 4.92%	4.34%
Volatility	101%	101%
Dividend	0	0

Eternal Energy Corp.

Notes to the Condensed Financial Statements

As of June 30, 2008,
For Each of the Three-Month and Six-Month Periods Ended June 30, 2008 and 2007

10.	Equity Transactions, Continued

Shares Reserved for Future Issuance

As of June 30, 2008, the Company has reserved shares for future issuance upon exercise of outstanding options and warrants as follows:

Options	4,543,800
Warrants	-
Total	4,543,800

These amounts do not include any shares that may have to be issued upon the discovery of net proved reserves in the Nevada oil and gas property.

11.	Related Party Transaction

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

The second license required a payment of $35,000 on March 30, 2008 and an annual payment of $10,000. The Company is required to pay $500 for each device used and give to the grantor of the license a 5% working interest in each well using the device. In order to retain exclusive rights to the device license, the Company was required to purchase and install 20 devices in Canada by June 30, 2008. The Company did not purchase and install the required number of devices and therefore the license is no longer exclusive.

Eternal Energy Corp.

Notes to the Condensed Financial Statements

As of June 30, 2008,
For Each of the Three-Month and Six-Month Periods Ended June 30, 2008 and 2007

11.	Related Party Transaction, Continued

The third license requires the Company to make an annual payment of $6,000 each year, and give to the grantor of the license a 5% working interest in each well using the device. In order to retain exclusive rights to the device license, the Company was required to purchase and install five devices in the United States by June 30, 2008. The Company did not purchase and install the required number of devices and therefore the license is no longer exclusive.

As part of the acquisition of the licenses from the related entity, the Company acquired an option to purchase all of the outstanding shares of such related entity in exchange for 25 million shares of its common stock. The Company is required to make a $20,000 payment each six months commencing on June 30, 2008 through June 30, 2010 to retain this option, which expires on December 31, 2010.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING PRESENTATION OF OUR MANAGEMENT'S DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS THAT INVOLVE RISK AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS.

Industry Outlook

The petroleum industry is highly competitive and subject to significant volatility due to numerous market forces. Crude oil and natural gas prices are affected by market fundamentals such as weather, inventory levels, competing fuel prices, overall demand, and the availability of supply.

Worldwide oil prices rose throughout 2007 and reached historical highs during the first quarter of 2008. Continued economic growth, resulting in increased demand and concerns about supply availability, could result in continued high prices. Conversely, a decline in demand, caused by any number of economic and political factors, and further strengthening of the U.S. Dollar on foreign exchange markets could result in lower crude oil prices in future periods.

Oil prices have significantly affected profitability and returns for upstream producers. Oil prices cannot be predicted with any certainty. The West Texas Intermediate price has averaged approximately $38 per barrel over the past ten years; however, the industry has historically experienced wide fluctuations in prices.

While local supply/demand fundamentals are a decisive factor affecting domestic natural gas prices over the long-term, day-to-day prices may be more volatile in the futures markets, such as on the NYMEX and other exchanges, making it difficult to forecast prices with any degree of confidence. Over the last ten years, the NYMEX gas price has averaged approximately $5.03 per Mcf.

Results of Operations for the Three-Month Periods Ended June 30, 2008 and 2007

During 2007, the Company acquired a 75% working interest in the West Ranch property, through a series of cash and stock transactions. The Company began recognizing oil and gas revenues and operating expenses relating to the West Ranch property in the fourth quarter of 2007. Oil and gas revenues and operating costs related to the West Ranch property for the three month period ended June 30, 2008 totaled $56,816 and $187,838, respectively, compared to zero for the same period in 2007.

In May 2007, the Company sold its 15% equity interest in Pebble Petroleum, Inc., ("Pebble") which held a working interest in the Pebble Beach prospect. Proceeds from the sale totaled $877,353, resulting in a gain on the disposition of the Pebble Beach investment of $619,901. An additional $163,150 of sales proceeds were received in the second quarter of 2008 relating to this transaction. Per the terms of the Pebble sale, the Company retained a 5% gross overriding royalty from each well drilled on certain acreage in western Canada to which Pebble holds rights. In addition, the Company obtained the right to receive $250,000 for each of the first eight wells drilled on the property. The company recognized $250,000 in spud fee revenue for the three-month period ended June 30, 2007, in connection with the drilling of one well. No wells were drilled during the second quarter of 2008. Accordingly, The Company did not record any spud fee revenue for the three months ended June 30, 2008.

In June 2008, the Company sold its 50% interest in certain properties located in Utah. Proceeds from the sale totaled $1,190,160 and are reflected as revenue from the sale of oil and gas prospects on the accompanying income statement. The net gain on the disposition of these properties totaled $914,088. The Company had originally intended to participate in the development of the Utah prospect; however, the decision was made to dispose of the investment to ease cash restrictions resulting from the Company being named in litigation brought forth by Zavanna LLC, et al, as described below. Proceeds from the sale of prospects are being used to bolster the Company's working capital position.

As indicated in the footnotes to the financial statements, the Company capitalizes all exploration related costs related to a prospect until it can be determined whether the prospect contains any economically recoverable oil or gas reserves. In the event that the drilling of exploratory wells is unsuccessful in locating economic reserves, the prospect is abandoned and the related costs are expensed in the current period. The Company did not abandon any exploratory wells / prospects during the second quarter of 2008. In contrast, the Company recognized $1,538,416 in dry hole expense for the second quarter of 2007 in connection with the abandonment of the Quad 14 and Quad 41 / 42 properties. The Company's income statement for the three-month period ending June 30, 2008 contains a negative dry hole expense of $1,194 relating to the Quad 41 / 42 property, which represents residual exploratory cost, for which the Company was not billed until the current period.

As a result of hiring a Vice President of Engineering in August 2007 and a Chief Financial Officer in June 2008, the Company's payroll related expenses for the three-month period ended June 30, 2008 increased by $66,982 from the same period in 2007. As part of their overall compensation packages, each of these individuals received one million options to purchase shares of the Company's stock. The Company also granted stock options to two of its Directors in July 2007. Accordingly, the Company's stock based compensation expense for the second quarter of 2008 increased by $32,825 from that of the second quarter of 2007.

Legal expense for the three-month period ended June 30, 2008 increased by $75,920 from the same period in 2007, primarily as a result of the Company's defense of litigation brought forth by Zavanna LLC, et al. The Company hopes to recoup all of its legal expenditures relating to this action as part of the countersuit it has filed against Zavanna LLC, et al.

The Company has not pursued the acquisition of additional oil and gas properties as aggressively in 2008 as it had in 2007, resulting in a decrease in travel expense of $68,227 for the three-month period ending June 30, 2008, compared to the same period in 2007. Participation in the litigation with Zavanna LLC, et al, severely hampered the Company's ability to pursue additional exploration and development opportunities in the current quarter.

The Company recorded depreciation, depletion and amortization expense of $35,812 for the second quarter of 2008, compared to $4,236 for the same period in 2007. The increase is primarily due to the depletion of capitalized costs related to the West Ranch property and the amortization of certain down-hole gas/water separation technology licenses that the Company acquired in early 2008.

The company utilized a significant amount of its available cash in late 2007 to acquire the West Ranch Property and to pursue other potential prospects. As a result, interest income for the three-month period ended June 30, 2008 decreased by $18,006 from the same period in 2007.

Results of Operations for the Six-Month Periods Ended June 30, 2008 and 2007

As noted above, the Company acquired a 75% working interest in the West Ranch property in 2007. The Company began recognizing oil and gas revenues and operating expenses relating to the West Ranch property in the fourth quarter of 2007. Oil and gas revenues and operating costs for the six-month period ended June 30, 2008 totaled $137,073 and $397,226, respectively, compared to zero for the same period in 2007.

The sale of the Company's interests in certain oil and gas prospects generated revenues of $1,353,645 and $877,353 for the six-month periods ended June 30, 2008 and 2007 versus costs of $253,506 and $259,492, respectively. Gains recognized from the sale of oil and gas prospects contributed $1,100,139 and $617,871 to the Company's second quarter net income figures for 2008 and 2007.

The Company recognized approximately $250,000 in spud fee revenue for the six-month periods ended June 30, 2008 and 2007, in connection with the drilling of one well during each period. As of June 30, 2008, six of the eight initial wells for which the Company will receive spud fees have been drilled; five of which were drilled in 2007 and one which was drilled during the first quarter of 2008. The remaining two wells were drilled in July and August 2008, respectively, which will result in an additional $500,000 of spud fee revenue being recognized by the Company in third quarter of 2008. As a result of the Company's involvement in the Zavanna litigation, spud fees relating to wells that were drilled subsequent to the lawsuit are being held in escrow until the litigation is resolved. As of June 30, 2008, $750,000 of spud fees are held in escrow. Spud fees relating to the wells drilled in July and August 2008 will also be placed into escrow until the legal matter is ultimately resolved.

As indicated in the footnotes to the financial statements, the Company capitalizes all exploration related costs related to a prospect until it can be determined whether the prospect contains any economically recoverable oil or gas reserves. In the event that the drilling of exploratory wells is unsuccessful in locating recoverable reserves, the prospect is abandoned and the related costs are expensed in the current period. To date, the Company has not abandoned any exploratory wells / prospects during the 2008. The Company did, however, abandon the Quad 14 and Quad 41 / 42 properties during the second quarter of 2007, resulting in $1,538,416 of dry hole expense for the period. The Company's income statement for the six-month period ending June 30, 2008 contains dry hole expense of $1,086 relating to the Quad 41 / 42 property, which represents residual exploratory cost, for which the Company was not billed until the current period. As of June 30, 2008, the Company has $1,410,268 on deposit relating to the drilling of the Quad 41 / 42 prospect. No determination can be made at this point whether any or all of the deposited funds will ever be returned to the Company.

As a result of the hiring and stock option granting activities discussed above, the Company's payroll related and stock based compensation expenses for the six-month period ended June 30, 2008 increased by $122,647 and $63,645 from the same period in 2007, respectively.

Legal expense for the six-month period ended June 30, 2008 totaled $124,607, the majority of which was incurred in connection with the Company's defense of the litigation brought forth by Zavanna LLC, et al. The Company hopes to recoup all of its legal expenditures relating to this action as part of the countersuit it has filed against Zavanna LLC, et al.

Travel expense for the six-month period ended June 30, 2008 decreased by $84,915 from the same period in 2007, largely due to the fact that the Company has not pursued the acquisition of additional oil and gas prospects as aggressively as in 2007. Participation in the litigation with Zavanna LLC, et al, has severely hampered the Company's ability to pursue additional exploration and development opportunities in the current year.

Depreciation, depletion and amortization expense for the six-month period ended June 30, 2008 increased by $59,679 from the same period in 2007 as a result of depleting capitalized costs related to the West Ranch property and the amortization of certain down-hole gas/water separation technology licenses that the Company acquired in early 2008.

Year-to-date interest income for 2008 decreased by $30,624 from the prior year as a result of a lower average available cash balance on hand during the period. As noted previously, the company utilized a significant amount of its available cash in late 2007 to acquire the West Ranch Property and to pursue other potential prospects.

Liquidity and Capital Resources

As of June 30, 2008, the Company's cash and cash equivalents totaled $1,064,760. In addition, the Company has recorded receivables totaling $766,319, of which $16,319 is expected to be collected within the next twelve months and, accordingly, is classified as a current asset. The remaining $750,000 relates to earned spud fees which are being held in escrow pending the outcome of the Zavanna litigation. And additional $1,410,268 has been placed on deposit in connection with the drilling of the Quad 41 / 42 prospect. As previously stated, no economically recoverable reserves have been found on the Quad 41 / 42 property. At this time, it is uncertain whether any of the funds placed on deposit will ultimately be returned to the Company.

The Company's cash flows from operations totaled 231,524 for the six-month period ended June 31, 2008. As of June 30, 2008, the Company has committed to fund future drilling efforts totaling at least $2 million in connection with various joint ventures and exploration participation agreements. In addition, the Company's management is evaluating various strategies designed to improve production from wells located on the West Ranch Property. Total costs associated with these strategies are estimated to range from approximately $210,000 to $420,000 over a period of the next six months.

While the Company has historically been successful in raising additional working capital through private equity funding sources and/or the sale of existing oil and gas prospects, as of June 30, 2008, the Company does not have the financial resources to meet all of its potential obligations. The Company's management is currently developing financial strategies to meet its liquidity needs and to continue to pursue exploration opportunities. No assurances can be given that the Company we will be able to obtain sufficient working capital through the issuance of common stock, the sale of oil and gas properties and/or the borrowing of funds or that the development and implementation of our business plan will generate sufficient revenues to sustain future operations. These factors raise substantial doubt with the Company's auditors with respect to the Company's ability to continue as a going concern.

In November 2007, the Company was named as a defendant in a complaint alleging, among other things, breach of contract, misappropriation of confidential and proprietary information and of trade secret and claims under the Colorado Uniform Trade Secrets Act, fraud, declaratory relief declaring any agreements of release to be void and unenforceable as they were obtained by fraudulent inducement, declaration of accounting and constructive trust for all proceeds and profits from the alleged misappropriation, injunctive relief for return of all allegedly misappropriated information and cessation of use, civil theft of business values, and tortuous interference with contract (the Zavanna litigation). The plaintiffs seek compensatory and punitive damages in an unspecified amount, prejudgment interest, declaratory relief, injunctive relief, accounting, and attorneys’ fees. The Company's management believes that the claims are without merit and intends to defend the Company's rights vigorously. In January 2008, the Company filed a countersuit claiming abuse of process, intentional interference with an existing business and contractual relations, commercial disparagement, and conspiracy. The lawsuit has continued to negatively impact the Company’s ability to pursue additional opportunities or acquire additional oil and gas prospects. The litigation is currently in the discovery phase. While management believes that the Company will ultimately prevail in this matter, the ultimate outcome of the litigation cannot be reasonably estimated.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements at June 30, 2008.

ITEM 4. CONTROLS AND PROCEDURES.

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

Part II - OTHER INFORMATION

ITEM 6. EXHIBITS.

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

10.17**
Letter Agreement dated October 15, 2006, by and among Eternal Energy Corp., Fairway Exploration, LLC, Prospector Oil, Inc., and 0770890 B.C. Ltd. (Incorporated by reference to Exhibit 10.17 of our Registration Statement on Form 10-KSB filed April 16, 2007).

10.18**
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

ETERNAL ENERGY CORP.

(Registrant)

August 13, 2008	/s/ Bradley M. Colby
Bradley M. Colby
President and Chief Executive Officer