Form 10-Q
period 2008-09-30
Eternal Energy Corp.
filed 2008-11-07
CIK 1282613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 44,550,000 shares of common stock issued and outstanding at November 7, 2008.

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

ETERNAL ENERGY CORP.
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

Eternal Energy Corp.

Condensed Financial Statements
As of September 30, 2008,
For Each of the Three-Month and Nine-Month Periods Ended September 30, 2008 and 2007

Eternal Energy Corp.

Condensed Balance Sheet
September 30, 2008

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash	$671,269	$791,891
Prepaid expenses	23,501	46,966
Total current assets	694,770	838,857
Receivable	1,250,000	500,000
Equipment and leasehold improvements, net of accumulated depreciation and amortization of $45,943 and $19,625, respectively	87,968	90,282
Oil and gas properties, net of accumulated depletion of $43,391 and $30,107, respectively	3,637,277	3,526,190
Licenses, net of accumulated amortization of $51,300 and $0, respectively	632,700	684,000
Deposits	1,414,678	1,536,130
Total assets	$7,717,393	$7,175,459
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$144,468	$177,309
Accrued officer's compensation	43,101	43,101
Due to related party	250,000	250,000
Total current liabilities	437,569	470,410
Due to related party - non-current	250,000	250,000
Total liabilities	$687,569	$720,410

Commitments and contingencies

Stockholders' equity:
Common stock, $.001 par value, 875,000,000 shares authorized, 44,550,000 shares issued and outstanding	44,550	44,550
Additional paid-in capital	8,646,832	8,395,321
Accumulated deficit	(1,661,558)	(1,984,822)
Total stockholders' equity	7,029,824	6,455,049
Total liabilities and stockholders' equity	$7,717,393	$7,175,459

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Condensed Statements of Operations

For Each of the Three-Month and Nine-Month Periods Ended September 30, 2008 and 2007

	For the Three-Month Period End		For the Nine-Month Period Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Sale of prospects	-	-	1,353,645	877,353
Oil and gas sales	-	-	137,073	-
Spud fee revenue	500,000	500,006	750,000	749,991
Total revenue	500,000	500,006	2,240,718	1,627,344
Operating expenses:
Cost of prospect sold	(2,048)	-	251,457	259,482
Oil and gas operating expenses	70,302	-	467,528	-
Down-hole gas and water license royalties	-	-	51,000	-
Dry hole costs	1,697	-	2,784	1,538,416
General and administrative	193,079	109,272	481,096	402,222
Stock based compensation	95,773	46,046	251,510	138,138
Professional fees	129,888	50,549	330,803	202,730
Depreciation, amortization and depletion expense	26,015	7,049	90,902	12,257

Total operating costs	514,706	212,916	1,927,080	2,553,245

Total operating income (loss)	(14,706)	287,090	313,638	(925,901)

Interest income	6,253	9,807	9,625	43,803

Net income (loss)	$(8,453)	$296,897	$323,263	$(882,098)

Net income (loss) per common share -
Basic	$0.00	$0.01	$0.01	$(0.02)
Diluted	$0.00	$0.01	$0.01	$(0.02)

Weighted average number of shares outstanding -
Basic	44,550,000	42,550,000	44,550,000	42,550,000
Diluted	44,550,000	42,550,000	44,773,273	42,550,000

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Condensed Statements of Cash Flows

For Each of the Three-Month and Nine-Month Periods Ended September 30, 2008 and 2007

	For the	For the
	Nine-Month	Nine-Month
	Period Ended	Period Ended
	September 30,	September 30,
	2008	2007
Cash flows provided by (used in) operating activities:
Net income (loss)	$323,263	$(882,098)
Adjustments to reconcile net loss to net cash used by operating activities:
Non cash transactions:
Stock-based compensation	251,510	138,138
Depreciation, depletion and amortization	90,902	12,257
Dry hole costs incurred in prior year	-	1,309,179
Changes in operating assets and liabilities:
Increase in receivables	(750,000)	-
Decrease in prepaid expense	23,465	7,531
Decrease in accounts payable and accrued liabilities	(32,840)	(178,151)
Decrease in accrued payroll-related costs	-	(2,331)
Net cash provide by (used in) operating activities	(93,700)	404,525
Cash flows used in investing activities:
Return of drilling deposits	121,453	163,510
Additions to oil and gas properties	(124,371)	(1,288,454)
Additions to equipment and leasehold improvements	(24,004)	(87,079)
Net cash used in investing activities	(26,922)	(1,212,023)
Net decrease in cash	(120,622)	(807,498)
Cash - beginning of period	791,891	2,366,810
Cash - end of period	$671,269	$1,559,312

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Condensed Statements of Cash Flows

For Each of the Three-Month and Nine-Month Periods Ended September 30, 2008 and 2007

Supplemental Disclosure of Cash Flow Information

	For the	For the
	Nine-Month	Nine-Month
	Period Ended	Period Ended
	September 30,	September 30,
	2008	2007
Cash paid during the three-month and nine-month period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Notes to the Condensed Financial Statements

As of September 30, 2008,
For Each of the Three-Month and Nine-Month Periods Ended September 30, 2008 and 2007

1.	Description of Business

Eternal Energy Corp. (the "Company") was incorporated in the state of Nevada in March 2003. The Company engages in the acquisition, exploration, development and producing of oil and gas properties. At September 30, 2008, the Company has entered into participation agreements related to oil and gas exploration projects in the Big Sand Spring Valley Prospect and the Cherry Creek Project, both located in Nye County, Nevada. The Company also owns a 75% working interest in the South West extension of the West Ranch Field, located in Jackson County, Texas. In addition, the Company has acquired licensing and usage rights to a certain down-hole gas and water separation technology, designed to stimulate the production of underperforming wells.

2.	Interim Presentation

The results of operations for the three-month and nine-month periods ended September 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB as of December 31, 2007.

Certain amounts from the previous year have been reclassified to conform to the current period presentation.

3.	Summary of Significant Accounting Policies

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Revenue

The Company records the sale of its interests in prospects when the terms of the transaction are final and the sales price is determinable. Spud fee revenue is recorded when drilling commences. Working interest, royalty and net profit interests are recorded as revenue when oil and gas is sold.

Concentration of Credit Risk

At September 30, 2008, the Company had $421,269 on deposit that exceeded United States (FDIC) federally insurance limit of $250,000 per bank. The Company believes this credit risk is mitigated due to the financial strength of the financial institution.

Eternal Energy Corp.

Notes to the Condensed Financial Statements

As of September 30, 2008,
For Each of the Three-Month and Nine-Month Periods Ended September 30, 2008 and 2007

3.	Summary of Significant Accounting Policies, Continued

Equipment and Leasehold Improvements

Equipment and leasehold improvements are recorded at cost. Expenditures for major additions and improvements are capitalized and depreciated over their useful lives. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes, where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

Equipment	3 years
Leasehold improvements	lesser of useful life or lease term

When equipment and improvements are retired or otherwise disposed of, the cost and the related accumulated depreciation are removed from the Company's accounts and any resulting gain or loss is included in the results of operations for the respective period.

Expenditures for minor replacements, maintenance and repairs are charged to expense as incurred.

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

Eternal Energy Corp.

Notes to the Condensed Financial Statements

As of September 30, 2008,
For Each of the Three-Month and Nine-Month Periods Ended September 30, 2008 and 2007

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

Eternal Energy Corp.

Notes to the Condensed Financial Statements

As of September 30, 2008,
For Each of the Three-Month and Nine-Month Periods Ended September 30, 2008 and 2007

3.	Summary of Significant Accounting Policies, Continued

	For the Three-Month Period Ended		For the Nine-Month Period Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net income (loss), as reported	$(8,453)	$296,897	$323,263	$(882,098)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(15,605)	(46,046)	(46,815)	(138,138)
Pro forma net income (loss)	$(24,058)	$250,851	$276,448	$(1,020,236)
Income (loss) per share:
Basic and diluted – as reported	$0.00	$0.01	$0.01	$(0.02)
Basic and diluted – pro forma	$0.00	$0.01	$0.01	$(0.02)

Weighted Average Number of Shares Outstanding:
Basic	44,550,000	42,550,000	44,550,000	42,550,000
Diluted	44,550,000	42,550,000	44,773,273	42,550,000

Basic and Diluted Loss Per Share

Basic income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income per common share is computed in the same way as basic income per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per common share is computed in the same way as basic loss per common share, as the inclusion of additional common shares that would be outstanding if all potential common shares had been issued would be anti-dilutive. See Note 8 for the calculation of basic and diluted weighted average common shares outstanding for the three-month and nine-month periods ended September 30, 2008 and 2007.

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

Eternal Energy Corp.

Notes to the Condensed Financial Statements

As of September 30, 2008,
For Each of the Three-Month and Nine-Month Periods Ended September 30, 2008 and 2007

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

Eternal Energy Corp.

Notes to the Condensed Financial Statements

As of September 30, 2008,
For Each of the Three-Month and Nine-Month Periods Ended September 30, 2008 and 2007

3.	Summary of Significant Accounting Policies, Continued

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

Eternal Energy Corp.

Notes to the Condensed Financial Statements

As of September 30, 2008,
For Each of the Three-Month and Nine-Month Periods Ended September 30, 2008 and 2007

5.	Equipment and Leasehold Improvements

The following is a summary of equipment and improvements, at cost as of September 30, 2008:

Office equipment	$74,630
Downhole gas and water equipment	19,000
Leasehold improvements	40,281
Total equipment and improvements	133,911
Less: accumulated depreciation	(45,943)
Equipment and improvements, net	$87,968

Depreciation expense for the nine-month periods ended September 30, 2008 and 2007 was $26,318 and $12,257, respectively.

6.	Oil and Gas Properties

Producing Properties

In 2007, the Company acquired a 75% working interest in the South West extension of the West Ranch Field, located in Jackson County, Texas.

The net capitalized cost of this property is summarized below:

Acquisition cost	$1,888,539
Improvement costs	500,345
2,388,884
Depletion	(43,391)
Balance at September 30, 2008	$2,345,493

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

Eternal Energy Corp.

Notes to the Condensed Financial Statements

As of September 30, 2008,
For Each of the Three-Month and Nine-Month Periods Ended September 30, 2008 and 2007

6.	Oil and Gas Properties, Continued

Big Sand Spring Valley and Cherry Creek Prospect

The Company acquired a 50% working interest in these properties for an initial payment of $667,000 and the obligation for a future payment of $2,000,000, which represents 50% of the estimated initial drilling costs. The Company is obligated to pay 50% of future drilling costs on this property. In addition, the Company is obligated to issue one million shares of its common stock for each ten million equivalent barrels of net proven oil reserves developed on the Big Sand Spring Valley Prospect. At September 30, 2008, the Company was not obligated to fund any additional drilling costs nor are there any net proven oil reserves on these properties. This participation agreement has a term of ten years, which expires in November 2015.

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

The following table summarizes the activity of exploratory costs for the nine-month periods ended September 30, 2008 and 2007:

	2008	2007
Balance at the beginning of the period	$1,210,458	$1,245,210
Additions to exploratory costs	336,026	1,696,893
Dry hole costs	(1,194)	(1,538,416)
Costs of prospects sold	(253,506)	(259,482)
Balance at the end of the period	$1,291,784	$1,144,205

Utah

In December 2007, the Company purchased a 50% interest in a 640-acre mineral lease from the State of Utah. In the first quarter of 2008, the Company purchased a 50% interest in an additional 10,860 acre lease from the State of Utah.

Eternal Energy Corp.

Notes to the Condensed Financial Statements

As of September 30, 2008,
For Each of the Three-Month and Nine-Month Periods Ended September 30, 2008 and 2007

6.	Oil and Gas Properties, Continued

Canada

In June 2008, the Company acquired an overriding royalty position in additional prospects located in Saskatchewan, Canada.

Prospects Sold

In May 2007, the Company sold its 15% equity interest in Pebble Petroleum, Inc. ("Pebble"), which held a working interest in the Pebble Beach prospect. Proceeds from the sale totaled $877,353, resulting in a gain on the disposition of the Pebble Beach investment of $619,901. An additional $163,150 of sales proceeds were received in the second quarter of 2008 relating to this transaction. Per the terms of the Pebble sale, the Company retained a 5% gross overriding royalty from each well drilled on certain acreage that Pebble holds rights to in western Canada. In addition, the Company obtained the right to receive $250,000 for each of the first eight wells drilled on the property. The Company records these amounts as “spud fees” when drilling commences. As of September 30, 2008, all eight of the initial wells have been drilled, for which the Company has earned $2,000,000 in spud fees. As a result of the litigation described in Note 7, as of September 30, 2008, the purchaser is holding in escrow $1,250,000 in spud fees owed to the Company until the legal matter is resolved. The Company does not believe that there is any merit in the claim and expects that the spud fees due to the Company will eventually be received. The timeframe for the settlement of this lawsuit is uncertain and, accordingly, the receivable has been classified as non-current.

In June 2008, the Company sold its 50% working interest in the Utah properties. Gross proceeds from the sale totaled $1,190,135, resulting in a $936,678 gain on the transaction. Under the terms of the sale, the Company retains an overriding royalty on production from the property sold, as well as an overriding royalty on production from properties of mutual interest which the purchaser may develop in the future.

7.	Commitments and Contingencies

Financial Results, Liquidity and Management's Plan

Excluding profits realized from the disposition of oil and gas properties, the Company has incurred net losses for the nine-month periods ended September 30, 2008 and 2007 of $778,925 and $1,499,969, respectively, and a net operating loss of $1,437,768 for the year ended December 31, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern. As stated in Note 6, the Company has been successful in generating additional operating capital through the disposition of oil and gas prospects. However, the successful disposition of properties is not a viable strategy to fund the Company’s long-term operations. Accordingly, the Company’s management is developing and implementing plans to bolster the Company’s cash flow from operating activities.

Eternal Energy Corp.

Notes to the Condensed Financial Statements

As of September 30, 2008,
For Each of the Three-Month and Nine-Month Periods Ended September 30, 2008 and 2007

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

On November 20, 2007, the Company was served with a complaint alleging breach of contract, misappropriation of confidential and proprietary information and of trade secret and claims under the Colorado Uniform Trade Secrets Act, fraud, declaratory relief declaring any agreements of release to be void and unenforceable as they were obtained by fraudulent inducement, declaration of accounting and constructive trust for all proceeds and profits from the alleged misappropriation, injunctive relief for return of all allegedly misappropriated information and cessation of use, civil theft of business values, and tortuous interference with contract. Plaintiffs seek compensatory damages in an unspecified amount, prejudgment interest, declaratory relief, injunctive relief, accounting, and attorneys’ fees. The Company believes that the causes of action are without merit and intends to defend this case vigorously. The Company has filed a countersuit claiming abuse of process, intentional interference with an existing business and contractual relations, commercial disparagement and conspiracy. The lawsuit has continued to negatively impact the Company's ability to pursue additional opportunities or acquire additional oil and gas prospects, as discussed in Note 6. A further result of the lawsuit has been the sale of certain assets in order to fund the Company’s ongoing operations, as discussed on Note 6. The litigation is currently in the discovery phase. As of the date of these financial statements, the ultimate outcome of the litigation cannot be reasonably estimated.

Drilling Cost Obligations

As discussed in Note 6, the Company is obligated to fund its share of future drilling costs related to its participation in three exploratory oil and gas wells on the Big Sand Spring Valley prospect. The minimum future obligation on the wells on this property is $2 million.

Eternal Energy Corp.

Notes to the Condensed Financial Statements

As of September 30, 2008,
For Each of the Three-Month and Nine-Month Periods Ended September 30, 2008 and 2007

7.	Commitments and Contingencies, Continued

Employment Agreements

The Company entered into a two-year employment agreement with its President. This agreement, as amended, terminates on October 31, 2009, provides for annual compensation of $174,000 and a signing bonus of $125,000 of which $90,000 has been paid at September 30, 2008. In addition, the Company granted to its President options to purchase 1,443,800 shares of the Company’s common stock. The options vest over a three-year period and have an exercise price of $1.00 per share.

In August 2007, the Company entered into a two-year employment agreement with its Vice President of Engineering. The agreement provides for annual compensation of $120,000 and a signing bonus of $30,000. In addition, the Company granted to this employee options to purchase 1 million shares of the Company’s common stock. The options vest over a two-year period and have an exercise price of $0.24 per share.

In June 2008, the Company entered into a two-year employment agreement with its Chief Financial Officer. The agreement provides for annual compensation of $138,500. In addition, the Company granted to this employee options to purchase 1 million shares of the Company’s common stock. The options vest over a two-year period and have an exercise price of $0.18 per share.

Lease Obligation

In February 2007, the Company entered into a lease for its corporate offices. The lease has a term of 48 months. Rents remaining as of September 30, 2008 under this lease are as follows:

Amount
2008 (remaining)	$12,427
2009	51,178
2010	52,782
2011	4,410
2012	-
Total	$120,797

Eternal Energy Corp.

Notes to the Condensed Financial Statements

As of September 30, 2008,
For Each of the Three-Month and Nine-Month Periods Ended September 30, 2008 and 2007

8.	Loss Per Share

The following is a reconciliation of the number of shares used in the calculation of basic loss per share and diluted loss per share for the three-month and nine-month periods ended September 30, 2008 and 2007:

	For the Three-Month		For the Nine-Month
	Period Ended September 30,		Period Ended September 30,
	2008	2007	2008	2007
Net income (loss)	$(8,453)	$296,897	$323,263	$(882,098)
Weighted-average number of common shares outstanding - Basic	44,550,000	42,550,000	44,550,000	42,550,000
Incremental shares from the assumed exercise of dilutive stock options	-	-	223,273	-
Weighted-average number of common shares outstanding - Diluted	44,550,000	42,550,000	44,773,273	42,550,000
Net income (loss) per share,
Basic	$(0.00)	$0.01	$0.01	$(0.02)
Diluted	$(0.00)	$0.01	$0.01	$(0.02)

The following securities were not included in the computation of diluted net income (loss) per share as their effect would have been anti-dilutive:

	For the Three-Month		For the Nine-Month
	Period Ended September 30,		Period Ended September 30,
	2008	2007	2008	2007
Stock Options	4,543,800	3,393,800	4,320,527	3,393,800
Warrants	-	12,924,000	-	12,924,000

9.	Share-Based Payment

In November 2005, the Company granted options to purchase 1,443,800 shares of its common stock to its President. The exercise price of these options is $1.00 per share, which exceeded the market price on the effective date of grant. The options vest at the rate of 240,633 shares at the end of each six-month period from the effective date of grant, and all become exercisable on November 7, 2008.

In February 2006, the Company granted options to purchase 500,000 shares of its common stock to a director. In December 2006, the Company exchanged the option to purchase 500,000 common shares for a new option to purchase 350,000 shares of common stock. The exercise price of the new options is $0.78 per share, which was the market price on the effective date of grant. The options vest at the rate of 116,667 shares at the date of grant and 58,333 at the end of each six-month period from the effective date of grant, and all become exercisable on December 4, 2008.

Eternal Energy Corp.

Notes to the Condensed Financial Statements

As of September 30, 2008,
For Each of the Three-Month and Nine-Month Periods Ended September 30, 2008 and 2007

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

In July 2007, the Company granted options to purchase 300,000 shares of its common stock to a director. These options vest over three years, have a life of five years and have an exercise price of $0.25 per share, the market price on the effective date of grant. The options vest at the rate of 50,000 shares at the end of each six-month period from the effective date of grant, and all will be exercisable on July 26, 2010.

In August 2007, the Company granted options to purchase 1,000,000 shares of its common stock to its Vice President of Engineering. These options vest over 2 years, have a life of 5 years and have an exercise price of $0.24 per share, the market price on the effective date of grant. The options vest at the rate of 250,000 shares at the end of each six-month period from the effective date of grant, and all will be exercisable on August 1, 2009.

In March 2008, the Board of Directors ratified the grant of options to purchase 50,000 of its common shares to a consultant. The stock options were originally approved by management on August 1, 2006. These options vest over 1 year, have a life of 5 years and have an exercise price of $0.97 per share, the market price on the effective date of grant. Under the corresponding stock option agreement, 16,667 options vested at the time the agreement was executed with an additional 16,667 options vesting at the end of each six-month period from the grant date. As of September 30, 2008, all 50,000 stock options are exercisable.

Also in March 2008, the Board of Directors ratified the grant of options to purchase 100,000 of its common shares to the same consultant. The stock options were originally approved by management on August 1, 2007. These options vest over 1 year, have a life of 5 years and have an exercise price of $0.20 per share, the market price on the effective date of grant. Under the corresponding stock option agreement, 33,333 options vested at the time the agreement was executed with an additional 33,333 options vesting at the end of each six-month period from the grant date. As of September 30, 2008, all 100,000 stock options are exercisable.

Eternal Energy Corp.

Notes to the Condensed Financial Statements

As of September 30, 2008,
For Each of the Three-Month and Nine-Month Periods Ended September 30, 2008 and 2007

9.	Share-Based Payment, Continued

In June 2008, the Company granted options to purchase 1,000,000 shares of its common stock to its Chief Financial Officer. These options vest over 2 years, have a life of 5 years and have an exercise price of $0.18 per share, the market price on the effective date of grant. The options vest at the rate of 250,000 shares at the end of each six-month period from the effective date of grant, and all will be exercisable on December 2, 2010.

In October 2008, the Company granted options to purchase 1,000,000 shares of its common stock to its President. These options vest over 2 years, have a life of 5 years and have an exercise price of $0.24 per share, which exceeds the market price on the effective date of grant. Fifty percent of the options vested immediately, with the remaining 50% vesting one year from the effective date of the grant.

A summary of stock option activity, as of September 30, 2008, and changes during the nine-month period then ended is presented below:

				Weighted
		Weighted		Average
		Average	Remaining	Aggregate
		Exercise	Contract	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2007	3,393,800	$0.67	3.5 years	-
Options granted	1,150,000	$0.22	-	-
Options exercised	-	-	-	-
Options expired	-	-	-	-
Options forfeited	-	-	-	-
Outstanding at September 30, 2008	4,543,800	$0.55	2.8 years	$-
Exercisable at September 30, 2008	2,344,833	$0.70	1.7 years	$-

The assumptions used in the Black-Scholes option pricing model for the stock options granted during the nine-month period ended September 30, 2008 were as follows:

Risk-free interest rate	2.37-3.25%
Expected volatility of common stock	101%
Dividend yield	$0.00
Expected life of options	5 years
Weighted average fair market value of options granted	$0.22

Eternal Energy Corp.

Notes to the Condensed Financial Statements

As of September 30, 2008,
For Each of the Three-Month and Nine-Month Periods Ended September 30, 2008 and 2007

10.	Equity Transactions

Issue of Shares for Working Interest

In October 2007, the Company acquired an additional 25% working interest in the West Ranch Field in exchange for 2 million shares of its common stock, valued at $629,513.

Eternal Energy Corp.

Notes to the Condensed Financial Statements

As of September 30, 2008,
For Each of the Three-Month and Nine-Month Periods Ended September 30, 2008 and 2007

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

Warrants

Weighted
Average
	Number of	Exercise
	Warrants	Price
Outstanding, December 31, 2007	12,924,000	$1.16
Issued	-	-
Exercised	-	-
Expired	(12,924,000)	$(1.16)
Forfeited	-	-
Outstanding, September 30, 2008	-	$-
Exercisable, September 30, 2008	-	$-

Warrants to purchase 11,676,000 million shares expired in March 2008 and 1,248,000 expired in May 2008.

Warrant Derivative Liability

The holders of the warrants to purchase shares of the Company’s common stock had registration rights that require the Company to file a registration statement with the Securities and Exchange Commission to register for resale the common stock to be issued upon exercise of the warrants. Because the ability to register the shares to be issued upon exercise was deemed to be outside the control of the Company, the initial fair value of the warrants were recorded as a financial instrument derivative liability and were marked to market at the end of each reporting period. The registration statement became effective in the first quarter of 2007.

Eternal Energy Corp.

Notes to the Condensed Financial Statements

As of September 30, 2008,
For Each of the Three-Month and Nine-Month Periods Ended September 30, 2008 and 2007

10.	Equity Transactions, Continued

The Company estimated the fair value of the warrants using the Black-Scholes valuation model with the following assumptions:

		December 31,
	Inception	2005
Term	24 months	22 months
Risk free interest rate	4.30% to 4.92%	4.34%
Volatility	101%	101%
Dividend	-0-	-0

Shares Reserved for Future Issuance

As of September 30, 2008, the Company has reserved shares for future issuance upon exercise of outstanding options and warrants as follows:

Options	4,543,800
Warrants	-
Total	4,543,800

These amounts do not include any shares that may have to be issued upon the discovery of net proved reserves in the Nevada oil and gas property.

11.	Related Party Transaction

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

Eternal Energy Corp.

Notes to the Condensed Financial Statements

As of September 30, 2008,
For Each of the Three-Month and Nine-Month Periods Ended September 30, 2008 and 2007

11.	Related Party Transaction, Continued

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

As part of the acquisition of the licenses from the related entity, the Company acquired an option to purchase all of the outstanding shares of such related entity in exchange for 25 million shares of its common stock. The Company is periodically required to make certain contingent payments through June 30, 2010 to retain this option, which expires on December 31, 2010.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING PRESENTATION OF OUR MANAGEMENT’S DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT.

Industry Outlook

The petroleum industry is highly competitive and subject to significant volatility due to numerous market forces. Crude oil and natural gas prices are affected by market fundamentals, such as weather, inventory levels, competing fuel prices, overall demand, and the availability of supply.

Worldwide oil prices rose throughout 2007 and reached historical highs during the first quarter of 2008, but later subsided during the third quarter of 2008. Continued economic growth, resulting in increased demand and concerns about supply availability, could result in continued high prices. Conversely, a decline in demand, caused by any number of economic and political factors, and further strengthening of the U.S. Dollar on foreign exchange markets could result in lower crude oil prices in future periods.

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

Results of Operations for the Three-Month Periods Ended September 30, 2008 and 2007

In May 2007, the Company sold its 15% equity interest in Pebble Petroleum, Inc. ("Pebble"), which held a working interest in the Pebble Beach prospect. Per the terms of the Pebble sale, the Company retained a 5% gross overriding royalty from each well drilled on certain acreage in western Canada to which Pebble holds rights. In addition, the Company obtained the right to receive a $250,000 spud fee for each of the first eight wells drilled on the property. The Company considers the spud fees as being earned when drilling commences on each well. The first of the eight wells was drilled in June 2007. Drilling activities have continued since that time. The Company recognized $500,000 in spud fee revenue for the three-month period ended September 30, 2007, in connection with the drilling of the second and third wells. As of September 30, 2008, all eight wells for which the Company is entitled to receive spud fees have been drilled, resulting in cumulative spud fee revenues of $2,000,000. Drilling commenced on the final two wells during July and August 2008, respectively, resulting in the recognition of $500,000 of spud fee revenue for the current quarter. As a result of the Company's involvement in the Zavanna litigation, as discussed below, spud fees relating to the final five wells that were drilled are currently being held in escrow until the litigation is resolved. As of September 30, 2008, $1,250,000 of spud fees is held in escrow.

During 2007, the Company acquired a 75% working interest in the Southwest Extension of the West Ranch Field through a series of cash and stock transactions. The West Ranch Field contains numerous, older wells with proven reserves, yet whose production has waned over recent years. The Company acquired its interest in the property with the intention of exploiting producible reserves believed to remain in several reservoirs. The Company first began recognizing oil and gas revenues and operating expenses relating to the West Ranch property in the fourth quarter of 2007. To date, actual production from the West Ranch property has been less than anticipated. The impact of the Zavanna litigation has resulted in the re-prioritization of working capital and the diverting of funds initially earmarked for further development of the West Ranch property to other projects, as well as to fund the Company's defense in the Zavanna litigation. As of September 30, 2008, the West Ranch wells are shut in until the Zavanna litigation is resolved and/or additional sources of working capital can be identified. Accordingly, the Company did not receive any revenue from the sale of oil and gas for the third quarter of 2008. Operating expenses related to the West Ranch property totaled $70,302 for the three months ended September 30, 2008.

As a result of hiring a Vice President of Engineering in August 2007 and a Chief Financial Officer in June 2008, the Company's payroll and benefits related expenses for the three-month period ended September 30, 2008 increased by $61,181 and $5,606, respectively, from the same period in 2007. As part of their overall compensation packages, each of these individuals received one million options to purchase shares of the Company's stock. The Company also granted stock options to two of its Directors in July 2007. Accordingly, the Company's stock based compensation expense for the third quarter of 2008 increased by $49,727 from that of the third quarter of 2007.

Legal expense for the three-month period ended September 30, 2008 increased by $85,674 from the same period in 2007, primarily as a result of the Company's defense of litigation brought forth by Zavanna LLC, et al. The Company hopes to recoup all of its legal expenditures relating to this action as part of the countersuit it has filed against Zavanna LLC, et al.

The Company recorded depreciation, depletion and amortization expense of $26,015 for the third quarter of 2008, compared to $7,049 for the same period in 2007. The increase is related primarily to the amortization of certain down hole gas/water separation technology licenses that the Company acquired in early 2008. Amortization of these licenses totaled $17,100 for the current quarter, compared to zero for the same third quarter of 2007.

The Company utilized a significant amount of its available cash in late 2007 to acquire the West Ranch Property and to pursue other potential prospects. As a result, interest income for the three-month period ended September 30, 2008 decreased by $3,554 from the same period in 2007.

Results of Operations for the Nine-Month Periods Ended September 30, 2008 and 2007

The Company recognized approximately $750,000 in spud fee revenue for each of the nine-month periods ended September 30, 2008 and 2007, in connection with the drilling of three wells during each period. As of September 30, 2008, all eight of the initial wells for which the Company is entitled to receive spud fees have been drilled. As a result of the Company's involvement in the Zavanna litigation, as discussed below, spud fees relating to wells that were drilled subsequent to the lawsuit are being held in escrow until the lawsuit is resolved. As of September 30, 2008, $1,250,000 of spud fees is being held in escrow.

As noted above, the Company acquired a 75% working interest in the West Ranch property in 2007. The Company began recognizing oil and gas revenues and operating expenses relating to the West Ranch property in the fourth quarter of 2007. Oil and gas revenues and operating costs for the nine-month period ended September 30, 2008 totaled $137,073 and $467,528, respectively, compared to zero for the same period in 2007. As noted above, the Company elected to postpone further development of the West Ranch wells during June 2008 in order to divert working capital to other projects and to fund its legal defense in the Zavanna litigation.

In May 2007, the Company sold its 15% equity interest in Pebble, which held a working interest in the Pebble Beach prospect. Proceeds from the sale totaling $877,353 were received in 2007 versus associated costs of $259,482, resulting in a gain of $617,871 on the sale. An additional $163,510 of proceeds from the sale were received and recognized in 2008.

In June 2008, the Company sold its 50% interest in certain properties located in Utah. Proceeds from the sale totaled $1,190,135, versus associated costs of $251,457, resulting in a gain on the sale of $938,678. The Company had originally intended to participate in the development of the Utah prospect; however, the decision was made to dispose of the investment to ease cash restrictions resulting from the Company being named in litigation brought forth by Zavanna LLC, et al, as described below. Proceeds from the sale of prospects were used to bolster the Company's working capital position.

As indicated in the footnotes to the financial statements, the Company capitalizes all exploration related costs related to a prospect until it can be determined whether the prospect contains any economically recoverable oil or gas reserves. In the event that the drilling of exploratory wells is unsuccessful in locating economic reserves, the prospect is abandoned and the related costs are expensed in the current period. The Company recognized $1,538,416 in dry hole expense for the nine-month period ended September 30, 2007 in connection with the abandonment of the Quad 14 and Quad 41 / 42 properties. No exploratory wells have been abandoned to date in 2008. The Company's income statement for the nine-month period ending September 30, 2008 contains a dry hole expense of $2,784 related to the abandonment of the Quad 14 property, for which the Company was not billed until the current period. Additional residual costs may be received during the remainder of 2008 as the final accounting for the Quad 14 project is completed. Management does not expect these residual costs to have a material effect on the Company’s financial statements. As of September 30, 2008, the Company had $1,410,268 on deposit relating to the drilling of the Quad 41 / 42 prospect. No determination can be made at this point whether any or all of the deposited funds will ever be returned to the Company.

As a result of the hiring and stock option granting activities discussed above, the Company's payroll related and stock based compensation expenses for the nine-month period ended September 30, 2008 increased by $183,829 and $113,373 from the same period in 2007, respectively.

Legal expense for the nine-month period ended September 30, 2008 totaled $249,879, the majority of which was incurred in connection with the Company's defense of the litigation brought forth by Zavanna LLC, et al. The Company hopes to recoup all of its legal expenditures relating to this action as part of the countersuit it has filed against Zavanna LLC, et al.

Travel expense for the nine-month period ended September 30, 2008 decreased by $81,265 from the same period in 2007, largely due to the fact that the Company has not pursued the acquisition of additional oil and gas prospects as aggressively as in 2007. Participation in the litigation with Zavanna LLC, et al, has severely hampered the Company's ability to pursue additional exploration and development opportunities in the current year.

Depreciation, depletion and amortization expense for the nine-month period ended September 30, 2008 increased by $78,645 from the same period in 2007 as a result of depleting capitalized costs related to the West Ranch property and the amortization of certain down-hole gas/water separation technology licenses that the Company acquired in early 2008.

Year-to-date interest income for 2008 decreased by $34,178 from the prior year as a result of a lower average available cash balance on hand during the period. As previously discussed, the Company utilized a significant amount of its available cash in late 2007 to acquire the West Ranch Property and to pursue other potential prospects.

Liquidity and Capital Resources

As of September 30, 2008, the Company's cash and cash equivalents totaled $671,269. In addition, the Company had recorded receivables totaling $1,250,000, which represent earned spud fees that are being held in escrow pending the outcome of the Zavanna litigation. An additional $1,410,268 has been placed on deposit in connection with the drilling of the Quad 41 / 42 prospect. As previously stated, no economically recoverable reserves were found on the Quad 41 / 42 property. At this time, it is uncertain whether any of the funds placed on deposit will ultimately be returned to the Company.

The Company's cash flows used in operations totaled $93,700 for the nine-month period ended September 30, 2008. As of September 20, 2008, the Company has committed to fund future drilling efforts totaling at least $2 million in connection with various joint ventures and exploration participation agreements. In addition, the Company's management is evaluating various strategies designed to stimulate production from wells located on the West Ranch Property. Total costs associated with these strategies are estimated to range from approximately $210,000 to $420,000 over the next twelve months.

While the Company has historically been successful in raising additional working capital through private equity funding sources and/or the sale of existing oil and gas prospects, as of September 30, 2008, the Company does not have the financial resources to meet all of its potential obligations. The Company's management is currently developing financial strategies to meet its liquidity needs and to continue to pursue exploration opportunities. No assurances can be given that the Company we will be able to obtain sufficient working capital through the issuance of common stock, the sale of oil and gas properties and/or the borrowing of funds or that the development and implementation of our business plan will generate sufficient revenues to sustain future operations. These factors raise substantial doubt with the Company's auditors with respect to the Company's ability to continue as a going concern.

In November 2007, the Company was named as a defendant in a complaint, styled Zavanna LLC, a Colorado limited liability company; Prairie Petroleum, Inc, a Colorado corporation; Trapper Oil Company, Inc., a Colorado corporation; Zavanna Canada Corporation, a Nova Scotia unlimited liability company v. Brad Colby; Eternal Energy, Inc., a Nevada corporation; Pebble Petroleum, Inc., a British Columbia corporation; Steven Swanson; Fairway, LLC, a Colorado limited liability company; ABC Corporation; DEF Limited Partnership; and John Doe 1-10, District court, City and County of Denver, Colorado case No. 07-CV-10775. The complaint alleged, among other things, breach of contract, misappropriation of confidential and proprietary information and of trade secret and claims under the Colorado Uniform Trade Secrets Act, fraud, declaratory relief declaring any agreements of release to be void and unenforceable as they were obtained by fraudulent inducement, declaration of accounting and constructive trust for all proceeds and profits from the alleged misappropriation, injunctive relief for return of all allegedly misappropriated information and cessation of use, civil theft of business values, and tortuous interference with contract (the Zavanna litigation). The plaintiffs seek compensatory damages in an unspecified amount, prejudgment interest, declaratory relief, injunctive relief, accounting, and attorneys’ fees. The Company's management believes that the claims are without merit and intends to defend the Company's rights vigorously. In January 2008, the Company filed a countersuit alleging abuse of process, intentional interference with an existing business and contractual relations, commercial disparagement, and conspiracy. The Company has responded to all interrogatories filed by the plaintiff and is awaiting the receipt of documents requested as part of its countersuit. The lawsuit has continued to negatively impact the Company’s ability to pursue additional opportunities or acquire additional oil and gas prospects. While management believes that the Company will ultimately prevail in this matter, the ultimate outcome of the litigation cannot be reasonably estimated.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements at September 30, 2008.

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

ETERNAL ENERGY CORP.

(Registrant)

November 7, 2008	/s/ Bradley M. Colby
Bradley M. Colby
President and Chief Executive Officer