Form 10-K
period 2008-12-31
Eternal Energy Corp.
filed 2009-04-08
CIK 1282613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission File No: 000-50906

ETERNAL ENERGY CORP.
(Exact Name of Registrant as Specified in its Charter)

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

Indicate by check mark if the registrant is a well-known seasonal issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was $9,801,000.

The number of shares outstanding of the registrant’s common stock as of April 8, 2009, was 44,550,000.

ETERNAL ENERGY CORP.

PART I

Item 1. Business.

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

On November 7, 2005, as part of the Merger transaction, we acquired contractual rights and interests in a joint venture with Eden Energy Corp. for the acquisition of oil and gas leases and drilling wells to explore for oil and natural gas reserves on the Big Sand Spring Valley Prospect located in Nye County, Nevada (the “BSSV Project”). As a result, we have rights to acquire a 50% working interest in approximately 82,184 gross acres, which rights expire in 2015 and which can be extended upon production from the leases. Effective April 17, 2006, we entered into a letter agreement with Eden Energy, with respect to our right to participate with Eden Energy in the exploration of oil and natural gas reserves located on approximately 77,000 gross and net acres of land in central eastern Nevada (the “Cherry Creek Project”). Effective November 30, 2006, we entered into an agreement with Eden Energy relative to the BSSV Project and Cherry Creek Project. The agreement provides for a release of our option in the Cherry Creek Project in exchange for an assignment of a 100% interest in the BSSV Project. The BSSV Project consists of approximately 102,000 Federal gross and net acres in Nevada. The leases are for a primary term of 10 years from and after July 1, 2005. The leases may be extended beyond the primary term by production or unitization of production there from. We are currently in discussions with another industry partner regarding a farm-out of our interest for the drilling of an initial test well on the project.

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

In April 2007, we sold our stock in Pebble to Heartland Resources Inc., a petroleum and natural gas exploration company whose shares are listed on the TSX-Venture Exchange (“Heartland”), subject to the satisfaction of certain material terms and conditions, completion of the financing, completion of satisfactory due diligence and title reviews, approval of the TSX Venture Exchange, and other terms and conditions that are consistent with similar transactions in the oil and gas industry, in exchange for (i) our nominal initial aggregate subscription price of our shares in Pebble ($300), (ii) payment on a CDN$882,000 convertible note due to us by Pebble, (iii) retaining all of our Interests, and (iv) during the five-year period following the closing of the agreement with Heartland, for every 1,000 barrels of oil Pebble produces on average per day for 30 consecutive days, receiving 250,000 shares in Heartland, up to a maximum of 1.25 million shares. Brad Colby, our president and director, is also a director of Heartland and the president of Pebble. Mr. Colby declared his interest in Heartland and Pebble to our Board of Directors and abstained from voting on any matters relating to either company. In August of 2007, Mr. Colby resigned as president of Pebble and did not stand for re-election to Heartland’s Board of Directors.

In August 2007, Heartland changed its name to Ryland Oil Corporation (“Ryland”). Pebble has acquired approximately 355,009 gross and net acres in the Pebble Beach Project in western Canada in which the Company owns a five percent gross overriding royalty. In addition, Ryland’s US subsidiary has acquired approximately 61,412 gross and 35,145 net acres in the Pebble Beach Project in the northern United States, in which the Company owns a 10% working interest. Pebble has drilled eight wells on the project to date. Final results from the drilling operations are pending. In connection with the Interests, Pebble paid us USD$1,250,000 in respect of the first five wells drilled and placed USD$750,000 in the trust account of its lawyers in respect of the drilling of the next three wells. We anticipate that these funds will remain in trust until our litigation with Zavanna LLC has been resolved.

Starting in May 2007, we entered into a series of agreements to acquire a 75% working interest in the SW extension of the West Ranch field in Jackson County, Texas. This property currently produces approximately 20 barrels of oil per day principally from the Ward formation at a depth of 5,750 feet. Ryder-Scott Co., a Houston based petroleum engineering firm, has reviewed the property and ascribed 900,000 barrels of proved undeveloped reserves to the Glasscock formation at an approximate depth of 5,600 feet. In December 2007, initial work to implement a 4 well pilot waterflood of the Glasscock formation was commenced. This work was expected to be completed by the end of January 2008; however, field work performed to date has required further study for proper well-bore stimulation of the water injection wells. Current plans call for completion of the pilot program well work by the end of 2009, at which time water injection should begin.

In the fourth quarter of 2007, we entered into a series of agreements with a related party to acquire the right to pursue a down-hole gas/water separation (“DGWS”) opportunity, primarily in western Canada. We have formed a wholly owned subsidiary in Canada, EERG Energy, ULC, in which to pursue this opportunity. During 2008, we failed to drill the required number of wells stipulated by the DGWS agreements and, as a result, lost our exclusive right to utilize the DGWS technology.  In December 2008, the option to extend the technology licenses was mutually terminated by our Company and the related party.

In December 2007, we purchased a 640-acre mineral lease from the State of Utah, the first lease on a new prospect in the Paradox Basin in Utah (the “Steamroller Project”). During the next six months, we acquired an additional 10,782 gross and 9,860 net acres on the Steamroller Project. Ryland’s US subsidiary was our partner on the Steamroller Project with each company owning 50% of the project. In June 2008, we sold our 50% interest in the Steamroller Project to Roadrunner Oil & Gas, Inc.  Gross proceeds from the sale totaled $1,190,135.  The Company recognized a $936,678 on the transaction.

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

Research and Development

Our business plan is focused on a strategy of maximizing the long-term exploration and development of our oil and gas leases in the Pebble Beach Project; and the SW Extension of the West Ranch field in Jackson County, Texas. To date, execution of our business plan has largely focused on acquiring prospective oil and gas leases and/or operating existing wells located in the SW Extension of the West Ranch field.  Accordingly, we have expended zero funds on research and development in each of our last two fiscal years. It is our intention to develop a future exploration and development plan.

Employees

As of April 8, 2009, our only employees were Bradley M. Colby, our President, Chief Executive Officer and Treasurer, Kirk A. Stingley, our Chief Financial Officer, and Craig Phelps, our Vice President of Engineering, each of whom are full-time employees. We do not expect any material changes in the number of employees over the next 12-month period. We do and will continue to outsource contract employment as needed. However, if we are successful in our initial and any subsequent drilling programs we may retain additional employees.

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

We will depend almost exclusively on outside capital to pay for the continued exploration and development of our properties. Such outside capital may include the sale of additional stock and/or commercial borrowing. Capital may not continue to be available if necessary to meet these continuing exploration and development costs or, if capital is available, it may not be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

The U.S. Securities and Exchange Commission has adopted regulations that generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers or "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

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

Trading in our common shares on the OTC Bulletin Board is limited and sporadic, making it difficult for our stockholders to sell their shares or liquidate their investments.

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

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of our exploration and development operations. We are engaged in the business of exploring and, if warranted, developing commercial reserves of oil and gas. Our properties are in the exploration stage only and are without known reserves of oil and gas. Accordingly, we have neither generated any material revenues nor realized a profit from our operations to date and there is little likelihood that we will generate any material revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any material revenues, we expect that we will need to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

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

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations, and necessary drilling equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed. Our budget anticipates our acquisition of additional acreage. This acreage may not become available or if it is available for leasing, that we may not be successful in acquiring the leases. There are other competitors that have operations in areas of potential interest to the Company and the presence of these competitors could adversely affect our ability to acquire additional leases.

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

Our Bylaws contain provisions with respect to the indemnification of our officers and directors against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, (i) actually and reasonably incurred and (ii) in a civil, criminal or administrative action or proceeding to which he is made a party by reason of his being or having been one of our directors or officers.

Investors' interests in us will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares or raise funds through the sale of equity securities.

In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors' interests in us will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change in our control.

Our Bylaws do not contain anti-takeover provisions, which could result in a change of our management and directors if there is a take-over of us.

We do not currently have a stockholder rights plan or any anti-takeover provisions in our Bylaws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors.

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

Item 2. Properties.

Effective April 17, 2006, we entered into a letter agreement with Eden Energy with respect to our right to participate with Eden Energy in the Cherry Creek Project. Effective November 30, 2006, we entered into an agreement with Eden Energy relative to the BSSV Project and Cherry Creek Project. The agreement provides for a release of our option in the Cherry Creek Project in exchange for an assignment of a 100% interest in the BSSV Project. The BSSV Project consists of approximately 102,000 Federal gross and net acres in Nevada. The leases are for a primary term of 10 years from and after July 1, 2005. The leases may be extended beyond the primary term by production or unitization of production there from. In 2007 and 2008, we elected not to pay lease rentals on certain of the acreage and currently own approximately 52,957 gross and net acres in the BSSV Project.

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

The agreement with Pebble provides us with a five percent overriding royalty interest in approximately 355,009 gross and net acres in western Canada. The Pebble agreement also provides us with a 10% working interest in approximately 61,412 gross and 35,145 net acres in the northern United States. The acreage under these agreements has various expiration dates.

We own a 75% working interest in the SW Extension of the West Ranch field in Jackson County, Texas. This property includes approximately 1,000 gross and net acres that is principally held by production.

We do not own any other properties.

Item 3. Legal Proceedings.

On November 20, 2007, our Company and our chief executive officer were served with a summons and complaint, styled Zavanna LLC, a Colorado limited liability company; Prairie Petroleum, Inc, a Colorado corporation; Trapper Oil Company, Inc., a Colorado corporation; Zavanna Canada Corporation, a Nova Scotia unlimited liability company v. Brad Colby; Eternal Energy, Inc., a Nevada corporation; Pebble Petroleum, Inc., a British Columbia corporation; Steven Swanson; Fairway, LLC, a Colorado limited liability company; ABC Corporation; DEF Limited Partnership; and John Doe 1-10, District court, City and County of Denver, Colorado case No. 07-CV-10775. Plaintiffs pled claims for relief against our CEO and us, among other persons, for breach of contract, misappropriation of confidential and proprietary information and of trade secret and claims under the Colorado Uniform Trade Secrets Act, fraud, declaratory relief declaring any agreements of release to be void and unenforceable as they were obtained by fraudulent inducement, declaration of accounting and constructive trust for all proceeds and profits from the alleged misappropriation, injunctive relief for return of all allegedly misappropriated information and cessation of use, civil theft of business values, and tortuous interference with contract. Plaintiffs seek compensatory and punitive damages in an unspecified amount, prejudgment interest, declaratory relief, injunctive relief, accounting, and attorneys’ fees. We believe that the causes of action are without merit and intend to defend our rights and those of our CEO vigorously. On January 17, 2008, our Company and our CEO filed a countersuit, claiming abuse of process, intentional interference with an existing business and contractual relations, commercial disparagement and conspiracy, which we intend to prosecute vigorously. In September 2008, the Company filed a motion to compel Zavanna to produce certain documents supporting their claims against the Company.  In February 2009, the court ruled in favor of the Company’s motion to compel. The litigation is currently considered to be in the discovery phase.  As of April 8, 2009, no determination can be made as to the ultimate outcome of either the original proceeding or our Company’s countersuit.

We are not currently a party to any other material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock, par value $.001, has been dually quoted on the Pink Sheets and the OTC Bulletin Board under the symbol “EERG” since November 7, 2005; however, active trading in the market of our common stock did not commence until February 2, 2006. The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by YAHOO! Finance. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

	Bid
	High	Low
Year ended December 31, 2008:
First Quarter	$0.15	$0.05
Second Quarter	0.34	0.10
Third Quarter	0.23	0.08
Fourth Quarter	0.17	0.04
Year ended December 31, 2007:
First Quarter	0.64	0.39
Second Quarter	0.49	0.17
Third Quarter	0.26	0.11
Fourth Quarter	0.11	0.03

As of April 8, 2009, there were approximately 23 holders of record of our common stock.

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we expect to retain any earnings to finance the operation and expansion of our business.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING PRESENTATION OF OUR MANAGEMENT'S DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT.

A Note About Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current management's expectations. These statements may be identified by their use of words like “plans,” “expect,” “aim,” “believe,” “projects,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about our business strategy, expenditures, and financial results are forward-looking statements. We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur.

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

Worldwide oil prices rose throughout 2007 and reached historical highs during the last half of 2008, before tumbling amid worldwide economic crisis.  Continued economic instability could impact demand, caused by a consumer shift to alternative fuel sources and/or supply, driven largely by concerns regarding the economic viability of extracting natural resources, thus affecting crude oil prices.

Oil prices have significantly affected profitability and returns for upstream producers. Oil prices cannot be predicted with any certainty. Historically, the WTI price has averaged approximately $47 per barrel over the past ten years. However, during that time, the industry has experienced wide fluctuations in prices. While local supply/demand fundamentals are a decisive factor affecting domestic natural gas prices over the long term, day-to-day prices may be more volatile in the futures markets, such as on the NYMEX and other exchanges, making it difficult to forecast prices with any degree of confidence. Over the last ten years, the NYMEX gas price has averaged approximately $5.67 per Mcf.

Restatement of the 2007 Financial Statements

In March 2009, we discovered that that certain transactions reported in our 2007 financial statements were reported incorrectly.  Given the materiality of the affected transactions and related account balances, we have elected to restate our 2007 financial statements in order to correct the error.  As a result, we have revised our discussion of the results of operations for the fiscal year ended December 31, 2007 vs. 2006 accordingly.

Results of Operations for the Fiscal Year Ended December 31, 2008 vs. 2007

Our business plan includes the acquisition of interests in oil and gas exploratory prospects, and in some cases, such as the Pebble Beach Project and Steamroller Project, we may sell all or part of our interest. The nature of these transactions is that they occur irregularly and, therefore, our revenues may fluctuate significantly from period to period.

We recognized $750,000 in spud fee revenue in 2008 and $1,249,991 in spud fee revenue in 2007 in connection with the drilling of three and five wells, respectively. As of December 31, 2008, all eight of the initial wells for which the Company is entitled to receive spud fees under the terms of its agreement with Pebble Petroleum have been drilled.  As a result of the Company's involvement in the Zavanna litigation, as discussed below, spud fees relating to the drilling of the final three wells, totaling $750,000, are being held in escrow until the lawsuit is resolved.

The Company acquired a 75% working interest in the West Ranch property through a series of transactions occurring in 2007 and began recognizing oil and gas revenues and operating expenses relating to the West Ranch property in the fourth quarter of 2007.  Oil and gas revenues and operating costs for the year ended December 31, 2008 totaled $142,838 and $504,786, respectively, compared to $317,135 and $369,516 for 2007.  Falling oil prices led us to temporarily shut-in the producing wells on the West Ranch property during the latter part of 2008.  We also elected to temporarily delay further development of the West Ranch wells in order to divert working capital to other projects and to fund our legal defense in the Zavanna litigation.

In May 2007, we sold our 5% equity interest in Pebble, which held a working interest in the Pebble Beach prospect.  Proceeds from the sale totaled $877,353.

In June 2008, we sold our 50% working interest in certain properties located in Utah.  Proceeds from the sale totaled $1,190,135, versus associated costs of $251,457, resulting in a gain on the sale of $938,678.  We had originally intended to participate in the development of the Utah prospect; however, the decision was made to dispose of the investment to ease cash restrictions resulting from the Company being named in litigation brought forth by Zavanna LLC, et al, as described below.  Proceeds from the sale of prospects were used to bolster our working capital position.

During 2008, the operator for the Quad 14 prospect returned $121,453 to us that had been previously held on deposit to fund exploratory drilling costs.  The Company had written off its investment in the Quad 14 prospect in 2007 as dry hole cost when the results of the exploratory drilling program failed to discover economically viable reserves.  Accordingly, we have recognized the refunded monies as revenue in the current period.

As indicated in the footnotes to the financial statements, the Company capitalizes all exploration related costs related to a prospect until it can be determined whether the prospect contains any economically recoverable oil or gas reserves.  In the event that the drilling of exploratory wells is unsuccessful in locating economic reserves, the prospect is abandoned and the related costs are expensed in the current period.  We recognized $1,538,416 in dry hole expense in 2007 in connection with the abandonment of the Quad 14 and Quad 41 / 42 properties.  No exploratory wells were abandoned in 2008.  Our 2008 statement of operations contains dry hole expense of $2,782 related to residual costs associated with the abandonment of the Quad 14 property, for which we were not billed until the current period.  Additional residual costs may be received during 2009 as the final accounting for the Quad 14 project is completed.  We do not expect these residual costs, if any, to have a material effect on the Company’s future financial statements.

As of December 31, 2008, we had $1,599,021 on deposit relating to the drilling of the Quad 41/ 42 prospect.  We are currently disputing our obligation to participate in the drilling of the Quad 41/42 exploratory well.  As a result, no amounts held on deposit have been released to the project’s operator.  Our management is attempting to determine what amount, if any, we are obligated to pay related to the drilling of the Quad 41/42 exploratory well and what amount of deposited funds, if any, could be returned to the Company.

General and administrative expenses increased from $627,543 for the year ended December 31, 2007 to $703,720 for the year ended December 31, 2008. An analysis of the increase and decreases in general and administrative expenses and the relevant components follows:

o
As a result of the hiring our Chief Financial Officer in June 2008 and our Vice President of Engineering in August 2007, the Company's payroll and related expenses for year ended December 31, 2008 increased by $155,913 from 2007.

o
In November 2007, the Company applied for and obtained directors' and officers' insurance.  We did not carry such coverage previously.  The addition of the directors' and officers' insurance premiums, along with the increase in health insurance premiums associated with the hiring of the Company's Chief Financial Officer (June 2008) and Vice President of Engineering (August 2007), resulted in an increase in total insurance expense of $64,200 from 2007 to 2008.

o
Investor relations expense decreased by $21,386 from 2007 to 2008, primarily because all investor relations activities were assumed by our Company's chief financial officer upon hire in June, 2008.  Previously, we outsourced our investor relations activities to a third party.

o
Travel expense for the year ended December 31, 2008 decreased by $67,878 from 2007, largely due to the fact that we have not pursued the acquisition of additional oil and gas prospects as aggressively as in 2007.  Participation in the litigation with Zavanna LLC, et al, severely hampered our ability to pursue additional exploration and its development opportunities in the current year.

o
The Company incurred $72,000 of settlement expenses in 2007 associated with a private placement of the Company's common stock.  No such expenses were incurred in 2008 and we did not engage in any common stock transactions during the year.

Stock-based compensation expense for 2008 increased by $152,038 as a result of granting stock options to members of the Company's management upon hire and/or to recognize performance.

Legal expense for the year ended December 31, 2008 totaled $425,937, which represents an increase of $246,141 from 2007.  The majority of the current year's legal fees were incurred in connection with our defense of the litigation brought forth by Zavanna LLC, et al.  Though there is no guaranty that we will successfully do so, we hope to recoup all of our legal expenditures relating to this action as part of the countersuit that we have filed against Zavanna LLC, et al.

Depreciation, depletion and amortization expense for the year ended December 31, 2008 increased by $196,872 from the same period in 2007 as a result of depleting capitalized costs related to the West Ranch property and the write-off of certain down-hole gas/water separation technology assets that we acquired in early 2008.

Year-to-date interest income for 2008 increased by $32,088 from the prior year primarily as a result of maintaining a higher cash balance due to proceeds received from the sale of the Steamroller prospect as well as the collection of spud fees during 2008.

Results of Operations for the Fiscal Years Ended December 31, 2007 vs. 2006

In June 2007, we sold our interest in Pebble Petroleum.   Gross proceeds from the sale totaled $877,353.  As a result of recognizing revenue for the first time in its existence, the Company evolved from a development stage company to an operating company.  In accordance with the terms of the sale agreement, we are entitled to receive a spud fee of $250,000 for each of the first eight wells drilled on the property. Drilling of the first five wells commenced in 2007, resulting in the recognition of spud fee revenue of $1,249,991 for the year ended December 31, 2007.

At various times during the year ended December 31, 2007, we acquired additional working interests that total 75% in the SW Extension of the West Ranch property, located in Texas. Revenues generated from the sale of oil and gas extracted from the West Ranch property totaled $317,135 for the year ended December 31, 2007.

We did not recognize any revenue in 2006, either from oil and gas sales or from the disposition of oil and gas prospects.

We follow the full cost method to account for our investments in oil and gas properties.  Under the full cost method, exploration costs are capitalized as incurred and depleted over the production life of the properties.  Exploration costs are expensed only when drilling efforts have proven to be unsuccessful and the properties have been abandoned.   In July 2007, we abandoned ours interest in the North Sea Quad 14 and 41/42 prospects after two exploratory wells failed to locate any economically viable oil and gas reserves.  Accordingly, our investments in the Quad 14 and Quad 41/42 prospect, totaling $1,430,429, and $107,987, respectively, were written off to dry hole expense.  We are currently disputing our obligation to participate in the drilling of the Quad 41/42 exploratory well.  As a result, monies placed on deposit by us to fund our share of drilling costs for the Quad 41/42 exploratory well have not been released to the operator.

Our share of the operating costs of the West Ranch Field for the year ended December 31, 2007 was $369,516. Prior to acquiring our 75% working interest in the West Ranch property, we did not own any producing properties.  Accordingly, we did not recognize any oil and gas operating expenses in 2006.

General and administrative expenses increased from $538,909 for the year ended December 31, 2006 to $628,288 for the year ended December 31, 2007. An analysis of the increases in general and administrative expenses and the relevant components is as follows:

o
Consulting fees decreased from $65,416 in 2006 to $40,080 in 2007 as we replaced consultants with employees.  As a result, payroll related costs increased from $146,351 in 2006 to $179,863 in 2007.  In 2007 we commenced providing health insurance benefits for our employees at a cost of $24,469.

o
In 2007, we incurred $72,500 in settlement costs in 2007 related to our untimely filing of the registration statement required by the private offering of our securities in 2006.  No such costs were incurred in 2006.

o	We incurred office support costs of $34,500 in 2006 from an entity controlled by the Company's president prior to establishing our own office administrative staff in 2007.

o
The creation of a formal investor relations program in August 2006 resulted in investor relations expenses of $22,789 for the year ended December 21, 2006.  2007 marked the first complete year in which we maintained an investor relationship function.  Cost incurred in 2007 associated with investor relations totaled $65,555.

o	Travel related expenses increased by $66,249 in 2007 as we increased our pursuit of additional business opportunities.

o	In 2006, we incurred $37,102 in costs to develop our website. There were no such costs incurred in 2007.

o
We began leasing office space for our corporate operations in 2007.  Rent expense for the 12 months ended December 31, 2007, net of sublease payments received, was $31,523 compared to $6,835 in the prior year.

o	Professional fees increased by $21,974 in 2007 primarily as a result of higher accounting costs associated with using a contract CFO as well as higher annual audit fees.

o
We recognized $52,165 in interest income in 2007 compared to $29,940 in 2006.  The increase is primarily due to a more favorable rate earned on funds held on deposit for Quad 14 and Quad 41/42 drilling operations, which was partially offset by a decrease in the actual amounts held on deposit as a result of funding exploratory drilling costs.

The amount of stock based compensation recognized by the Company in 2007 increased from $112,826 to $222,007 as a result of granting of stock options to our directors and our newly hired Vice President of Engineering.

In October 2007, we acquired certain exploratory oil and gas leases and exclusive licenses to use a down-hole gas/water device from entities owned by our Chairman and Chief Executive Officer.  We paid $125,000 for the oil and gas leases and are obligated to pay to such entity $250,000 on each of December 31, 2008 and December 31, 2009.  These amounts may be paid in either cash or with shares of our common stock.

In addition, we reimbursed one of such entities $20,000 for amounts paid to Zavanna Canada Corp.  We are required to drill and equip two wells, and may cancel this agreement after the two required wells have been drilled and the first $250,000 payment has been made.

One license agreement requires the Company to pay $25,000 in September 2007 and further requires the Company to purchase ten devices each year, beginning in 2008, at a cost of $4,000 per device in order to maintain exclusivity under the license agreement.  In addition, the grantor of the license will receive a 1% royalty on each well using the device.  The license expires in January 2012 and can be extended for 5 years at a cost of $300,000.

The second license requires a payment of $35,000 on March 30, 2008 and future annual payments of $10,000. The Company is required to pay $500 for each device used and give to the grantor of the license a 5% working interest in each well using the device.  The Company is required to purchase and install in Canada 20 devices by March 31, 2008.

The third license requires the Company to make an annual payment of $6,000 by March 31 of each year and give to the grantor of the license a 5% working interest in each well using the device.

As part of the acquisition of the licenses from the related entity, we acquired an option to purchase all of the outstanding shares of such related entity in exchange for 25 million shares of its common stock.  The Company is required to make a $20,000 payment each six months commencing on June 30, 2008 through June 30, 2010 to retain this option, which expires on December 31, 2010.

In December 2008, as a result of the Company not maintaining an exclusive right to the use of the down-hole technology, we received a notification from one of the related entities of its desire to remarket the licenses to third parties.  As a result, the original licensing agreement between the Company and the related entity was amended.  The amended agreement relieves the Company of its obligation to make the $250,000 payments to the related entity, originally scheduled for December 2008 and 2009, and enables the related entity to freely market the technology.  Furthermore, the related entity has agreed to work in good faith to reimburse the Company for its investment in the original technology and to secure the granting of a 1% overriding royalty interest in favor of the Company for any wells in which the technology used to generate production.  As a result of the amended agreement, the Company has been relieved of its liability to the related entities and has reduced the carrying value of the licenses by $500,000.  In addition, the Company has removed the licenses from its balance sheet and reclassified its down-hole tools as Assets Held for Sale as of December 31, 2008.

Liquidity and Capital Resources

As of December 31, 2008, our assets totaled $7,340,545, which included cash balances of $727,701 and investments in oil and gas properties of $4,150,970, net of accumulated depletion.  In addition, we have recorded a $750,000 receivable for spud fees earned in 2008 and have $1,599,021 on deposit related to our interest in the Quad 41/42 prospect.

As noted above, we are obligated to fund future drilling costs of at least $2 million in connection with its investment in the Pebble Beach prospect.  In addition, we anticipate spending $2,245,000 for improvement to our West Ranch property over the next several years.  Despite the fact that the Company has generated positive cash flows from operations of $75,535 and $549,799 for the years ended December 31, 2008 and 2007, respectively, it is likely that we will need to obtain additional working capital in order to fund these expenditures.   Historically, we have successfully raised additional operating capital through private equity funding sources.  With that in mind, our management is refining its business plan regarding various funding options.  However, no assurances can be given that the Company will be able to obtain sufficient working capital through the sale of its common stock and/or borrowing or that the development and implementation of the Company’s business plan will generate sufficient future revenues to sustain ongoing operations. In addition, as discussed below, our ability to pursue additional revenue generating opportunities has been hampered by its involvement in the Zavanna litigation.  It is likely that we will continue to incur significant legal fees until the litigation is ultimately resolved.  The combination of these factors raises substantial doubt with our auditor about the Company’s ability to continue as a going concern.

On November 20, 2007, we were served with a complaint alleging breach of contract, misappropriation of confidential and proprietary information and of trade secret and claims under the Colorado Uniform Trade Secrets Act, fraud, declaratory relief declaring any agreements of release to be void and unenforceable as they were obtained by fraudulent inducement, declaration of accounting and constructive trust for all proceeds and profits from the alleged misappropriation, injunctive relief for return of all allegedly misappropriated information and cessation of use, civil theft of business values, and tortuous interference with contract. The Plaintiffs seek compensatory and punitive damages in an unspecified amount, prejudgment interest, declaratory relief, injunctive relief, accounting, and attorneys’ fees. Management believes the causes of action are without merit and intends to defend its rights vigorously. On January 17, 2008, we filed a countersuit claiming abuse of process, intentional interference with an existing business and contractual relations, commercial disparagement and conspiracy.  The lawsuit has continued to negatively impact our ability to pursue additional opportunities and/or acquire additional oil and gas prospects.  A further result of the lawsuit has been the sale of certain assets in order to fund our ongoing operations.  The litigation is currently in the discovery phase.  As of the date of this report, the ultimate outcome of the litigation cannot be reasonably estimated.  See further discussion of outstanding legal proceedings in Item 3.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements at December 31, 2008.

Item 8. Financial Statements and Supplementary Data.

The Company’s financial statements required to be included in Item 8 are set forth in the Index to Financial Statements set forth on page F-1 of this Annual Report.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no disagreements in the applicable period.

Item 9A(T). Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified under the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Company’s Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The Company’s management, including its Principal Executive Officer and Principal Financial Officer, does not expect that the Company’s disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected.

The Company’s Principal Executive Officer and Principal Financial Officer conducted a review to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company has concluded that its disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in internal controls during the most recent fiscal year that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 9B. Other Information.

There is no other information required to be disclosed during the fourth quarter of the fiscal year covered by this Annual Report.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth information concerning current executive officers and directors as of April 8, 2009:

Name	Age	Position
Bradley M. Colby	52	Director, President, CEO and Treasurer
John Anderson	45	Director
Paul E. Rumler	55	Director and Secretary
Kirk Stingley	42	Chief Financial Officer

Bradley M. Colby was appointed as our President, Chief Executive Officer, Treasurer and Director on November 4, 2005. Mr. Colby has over 25 years of experience in exploration and production land and geological work, including the acquisition and disposition of producing properties, prospect generation and development, and the marketing and sale of multiple drilling joint ventures. Prior to joining the Company, Mr. Colby was a principal at Westport Petroleum, Inc. since December 2001, where he bought and sold producing properties for his account. From March 2000 to November 2001, Mr. Colby was the President, Chief Executive Officer and a Director of Kern County Resources Ltd., a private oil and gas exploration and production company he founded. Mr. Colby received a B.S. in Business-Minerals Land Management from the University of Colorado in 1979 and had studied petroleum engineering at the Colorado School of Mines.

John Anderson was appointed as a Director on November 4, 2005. Since May 2004, Mr. Anderson has been President, Chief Executive Officer, Secretary, Treasurer and a Director of Strategic Resources Ltd. (f/k/a Key Gold Corporation), a publicly traded Nevada corporation in the business of exploring, acquiring and developing advanced precious metals and base metal properties (previously involved in the exploration and mining for precious and non-precious metals and other mineral resources in China). From December of 1994 to the present, Mr. Anderson has been President of Axiom, a personal consulting and investing company primarily involved in capital raising for private and public companies in North America, Europe, and Asia. From February of 2001 to the present, he has served as a Director of Wescorp Energy, Inc., a publicly traded Nevada corporation, and from March of 2003 to the present as its President and Chief Executive Officer. Mr. Anderson holds a B.A. from University of Western Ontario.

Paul E. Rumler was appointed as a Director on July 26, 2007, and became the corporate Secretary on October 22, 2007. For more than the preceding five years, Mr. Rumler has been the principal shareholder and the managing shareholder at Rumler Tarbox Lyden Law Corporation, PC, in Denver, Colorado. He is a business attorney, whose areas of practice include general corporate and business planning matters and mergers and acquisitions, primarily in the closely held market place. Mr. Rumler is also a shareholder and a member of the Board of Directors of Stargate International, Inc., a manufacturer located in the Denver, Colorado, metropolitan area.

Kirk A. Stingley was appointed as Chief Financial Officer effective June 2, 2008.  Mr. Stingley was employed by Adam James Consulting from January 2008 to May 2008, where he provided accounting consulting services.  Prior to that, Mr. Stingley was employed by Sports Authority from December 2003 to January 2008, where he served as the Director of Internal Audit and as Director of Online Operations.  Mr. Stingley began his career with Coopers & Lybrand in Houston, Texas and Denver, Colorado, where he worked from July 1988 to August 1992 and provided auditing and consulting services to a number of private and publicly traded companies whose principle activities involved the exploration, development and operation of oil and gas properties.  Mr. Stingley holds an active CPA license in Colorado.

There are no family relationships among any of the Company’s directors, executive officers or key employees.

Mr. Anderson is an independent director. The determination of independence of directors has been made using the definition of “independent director” contained under Rule 4200(a)(15) of the Rules of National Association of Securities Dealers. All directors participate in the consideration of director nominees. The Company does not have a policy with regard to attendance at board meetings. The Company’s board of directors held three formal meetings during the year ended December 31, 2008, at which each then-elected director was present. All other proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporation Law and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

The Company does not have a policy with regard to consideration of nominations of directors. Nominations for directors are accepted from Company security holders. There is no minimum qualification for a nominee to be considered by the Company’s directors. All of the Company’s directors will consider any nomination and will consider such nomination in accordance with his or her fiduciary responsibility to the Company and its stockholders.

Security holders may send communications to the Company’s board of directors by writing to Eternal Energy Corp., 2549 West Main Street, Suite 202, Littleton, Colorado 80120, attention Board of Directors or any specified director. Any correspondence received at the foregoing address to the attention of one or more directors is promptly forwarded to such director or directors.

Committees

The Company does not have standing audit, nominating or compensation committees of the board of directors, or committees performing similar functions, and therefore the entire board of directors performs such functions. The Company’s common stock is not currently listed on any national exchange and are we not required to maintain such committees by any self-regulatory agency. Management does not believe it is necessary for the board of directors to appoint such committees because the volume of matters that currently and historically has come before the board of directors for consideration permits each director to give sufficient time and attention to such matters to be involved in all decision making.

The Company does not currently have an audit committee financial expert. Management does not believe it is necessary to for the board of directors to designate an audit committee financial expert at this time due to our limited operating history and the limited volume of matters that come before the board of directors requiring such an expert.

Compensation Committee Interlocks and Insider Participation

The entire Board of Directors performed the functions of a compensation committee.  With the exception of Mr. Anderson, all members of the Company’s Board of Directors are either employees or officers of the Company, or both.  Mr. Anderson is an independent director.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires officers, directors and persons who own more than 10% of any class of the Company’s securities registered under Section 12(g) of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Brad Colby, the Company’s officer and director, failed to timely file a Form 4 with respect to his acquisition of securities in 2008; there was one late report that included one transaction.  Based solely on its review of copies of such reports, management believes it complied with all other filing requirements of Section 16(a) applicable to the Company’s officers, directors and 10% stockholders during the year ended December 31, 2008.

Code of Ethics

The Company adopted a code of ethics that applies to all of its executive officers and employees. Copies of the Company’s code of ethics are available free of charge. Please contact Mr. Bradley M. Colby at (303) 798-5235 to request a copy of our code of ethics. Management believes the Company’s code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provides full, fair, accurate, timely and understandable disclosure in public reports; complies with applicable laws; ensures prompt internal reporting of code violations; and provides accountability for adherence to the code.

Item 11. Executive Compensation.

The Company does not currently compensate its directors in cash for their service as members of the board of directors. However, the Company does reimburse its directors for reasonable expenses in connection with attendance at board meetings.

The following table sets forth certain annual and long-term compensation paid to the Company’s Chief Executive Officer and its executive officers.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Bradley M. Colby, President, CEO and Treasurer	2008	174,000	None	None	32,250	None	None	None	174,000
	2007	125,000	None	None	None	None	None	None	125,000
	2006	62,301	25,000	None	None	None	None	None	87,301
Kirk Stingley, Chief Financial Officer	2008	80,500	None	None	39,988	None	None	None	80,500

Employment Agreements

On December 9, 2005, the Company entered into an Employment Agreement with Bradley M. Colby, in connection with his appointment as the Company’s President, Chief Executive Officer, Treasurer, Chief Financial Officer and Secretary, which agreement had an effective date of November 7, 2005. The Employment Agreement was amended effective December 4, 2006. The Employment Agreement, as amended, provides that Mr. Colby was entitled to a signing bonus of $125,000, payable directly to him or on his behalf, and an annual salary of $90,000 (an increase from $60,000 by amendment), as well as a discretionary annual bonus. In addition, Mr. Colby was granted an option to purchase 1,443,800 shares of our common stock at a per share exercise price of $1.00, which option will vest in an equal amount every six months over a period of three years from the effective date of the original Employment Agreement. The Employment Agreement, as amended, which has a two-year term from the effective date of the original Employment Agreement, also provides that all of the shares of the Company’s common stock held of record or beneficially by Mr. Colby are subject to a repurchase right in favor of the Company as follows. The original Employment Agreement provided for the following repurchase rights: with respect to the 2,500,000 shares held of record by Mr. Colby, 25% of such shares will be released from the repurchase right at the beginning of every six-month period beginning on the November 7, 2005, such that all of such shares will be released from the repurchase right on November 7, 2007. The amended Employment Agreement provides that with respect to the 2,500,000 shares held of record by Mr. Colby, 25% of the Executive Shares shall be released from the Repurchase Right on the date that is six months from the effective date of the Employment Agreement, an additional 25% shall be released on the date that is one year from the effective date of the Employment Agreement and the remaining 50% shall be released on the date that is 18 months from the effective date of the Employment Agreement such that all 2,500,000 shall be released from the Repurchase Right on the 18 month anniversary of the Employment Agreement. The Employment Agreement further provides that, with respect to the 750,000 shares held beneficially by Mr. Colby, 100% of such shares will be released from the repurchase right at the one-year anniversary of the effective date of the original Employment Agreement. Mr. Colby disclaims beneficial ownership to the 750,000 shares, which are held of record by five members of his immediate family. The Employment Agreement also imposes certain transfer restrictions on all of these shares, which are in addition to those imposed by applicable federal and state securities laws. In the event that Mr. Colby’s employment is terminated by the Company without cause or for good reason, then Mr. Colby will be entitled to a severance payment equal to one year of his salary, any unvested portion of his option will vest in full immediately, and the repurchase right will terminate immediately with respect to all of the 3,250,000 shares held by Mr. Colby. On July 26, 2007, the Company’s board of directors further amended the employment agreement with Mr. Colby, effective August 1, 2007. The amended agreement contains the following terms: (1) Mr. Colby is a now full-time employee of the Company; (2) his annual base salary is increased from USD$90,000 to USD$174,000; (3) the term of the employment agreement is extended from its original termination date of November 7, 2007, to October 31, 2009; and (4) Mr. Colby and his dependents are to receive the following benefits: group health, vision, and dental insurance.

On May 28, 2008, the Company entered into a two-year Employment Agreement with Kirk A. Stingley in connection with his appointment as the Company’s Chief Financial Officer, effective June 2, 2008.  Unless extended, the Employment Agreement will expire on June 1, 2010.  The Employment Agreement provides that Mr. Stingley is entitled to an annual salary of $138,000 as well as a discretionary annual bonus. In addition, Mr. Stingley was granted an option to purchase 1,000,000 shares of our common stock at a per share exercise price of $0.18, which approximated the market price of the Company’s stock as of the date of grant.  The option will vest in an equal amount every six months over a period of two years from the date of the Employment Agreement.  The Employment agreement also provides that Mr. Stingley and his dependents are to receive the following benefits:  group health, vision, and dental insurance.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options Exercisable**	Number of Securities Underlying Unexercised Options Unexercisable**	Option Exercise Price	Option Expiration Date
Bradley M. Colby	1,443,800	-	1.00	11/7/2010
	500,000	500,000	$0.17	10/1/2013
John Anderson	550,000	100,000	$0. 2458	12/4/2011
Paul E. Rumler	100,000	200,000	$0.2458	7/26/2012
Kirk Stingley	250,000	750,000	0.18	6/2/2013

** See above for vesting schedules.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the shares of common stock beneficially owned or deemed to be beneficially owned as of April 8, 2009 by: (i) each person known to beneficially own more than 5% of the Company’s common stock, (ii) each of the Company’s directors, (iii) the executive officers named in the summary compensation table, and (iv) all such directors and executive officers as a group.

Except as indicated by the footnotes below, management believes, based on the information furnished to the Company, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of the Company’s common stock that they beneficially own, subject to applicable community property laws.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, the Company deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 8, 2009.  The Company did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

	Shares of Common	Percent of Common
	Stock Beneficially	Stock Beneficially
Name of Beneficial Owner / Management and Address	Owned (1)	Owned (1)
Bradley M. Colby (2)	5,193,800	10.8%
John Anderson (3)	550,000	1.1%
Paul E. Rumler (4)	150,000	0.3%
Kirk Stingley (5)	250,000	0.5%
Matthew B. Peppler (6)	2,415,000	5.0%
Dennis Eldjarnson (7)	2,800,000	5.8%
RAB Special Situations (Master) Fund Ltd. (8)	2,995,000	6.2%
All directors and executive officers as a group (4 persons)	6,143,800	12.7%

Notes to Beneficial Ownership Table:

(1) Applicable percentage ownership is based on 44,550,000 shares (post-split) of common stock outstanding at April 8, 2009. The number of shares of common stock owned are those “beneficially owned” as determined under the rules of the Securities and Exchange Commission, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within sixty (60) days through the exercise of any option, warrant or right.

(2) Includes 2,500,000 shares (post-split) owned by Mr. Colby and an aggregate of 750,000 shares (post-split) owned by five members of his immediate family as to which he disclaims beneficial ownership. Also includes 1,943,800 shares exercisable within sixty (60) days of April 8, 2009 pursuant to an option. The business address for this person is 2549 W. Main Street, Suite 202, Littleton, Colorado 80120.

(3) Includes 550,000 shares underlying options exercisable within sixty (60) days of April 8, 2009. The business address for this person is Suite 916-925 West Georgia Street, Vancouver, British Columbia, V6C 3L2.

(4) Includes 150,000 shares underlying options exercisable within sixty (60) days of April 8, 2009. The business address for this person is 1777 South Harrison Street, Suite 1250, Denver, Colorado 80210.

(5) Includes 250,000 shares underlying options exercisable within sixty (60) days of April 8, 2009.  The business address for this person is 2549 W. Main Street, Suite 202, Littleton, Colorado 80120.

(6) The business address for this person is 100 Wilshire Blvd., Suite 2080, Santa Monica, California 90401.

(7) The business address for this person is Suite 1801 - 1 Yonge Street, Toronto, Canada M5E 1W7

(8) The business address for this person is c/o RAB Capital Plc, 1 Adam Street, London WC2N 6LE, United Kingdom.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In October 2007, the Company acquired certain exploratory oil and gas leases and exclusive licenses to use a down-hole gas/water device from entities owned by its Chairman and Chief Executive Officer.  Under the terms of the original agreement, the Company paid $125,000 for the oil and gas leases and retained the option to acquire certain exclusive technology licensing rights in exchange for future annual payments of $250,000 on each of December 31, 2008 and December 31, 2009.  The Company had the option to settle these obligations with cash or through the issuance of an equivalent value in shares of the Company’s common stock.

In addition, the Company reimbursed one of the related entities $20,000 for amounts paid to Zavanna Canada Corp.  The Company is required to drill and equip two wells, and may cancel this agreement after the two required wells have been drilled and the first $250,000 payment has been made.  The Company was required to drill one of these wells by December 31, 2008.  The Company did not drill the required well in 2008 and, consequently, fell into a condition of technical default with respect the original agreement.

One license agreement required the Company to pay $25,000 in September 2007 and further requires the Company to purchase ten devices each year, beginning in 2008, at a cost of approximately $4,000 per device.  In addition, the grantor of the license will receive a 2% royalty on each well on which the device is used.  The license expires in January 2012 and can be extended for 5 years at a cost of $300,000.

The second license required a payment of $35,000 on March 30, 2008 and future annual payments of $10,000. The Company is required to pay $500 for each device purchased and give to the grantor of the license a 5% working interest in each well on which the devise is used.  In order to retain exclusive rights to the device license, the Company was required to purchase and install 20 devices in Canada by June 30, 2008.  The Company did not purchase and install the required number of devices in 2008 and, therefore, the license is no longer exclusive.

The third license requires the Company to make an annual payment of $6,000 and to give to the grantor of the license a 5% working interest in each well on which the devise is used.  In order to retain exclusive rights to the device license, the Company was required to purchase and install five devices in the United States by June 30, 2008.  The Company did not purchase and install the required number of devices and, therefore, the license is no longer exclusive.

The oil and gas leases acquired in connection with the licenses expired in 2008 and, accordingly, have been removed from the Company’s financial statements.

In December 2008, as a result of the Company not maintaining an exclusive right to the use of the down-hole technology, the Company received a notification from one of the related entities of its desire to remarket the licenses to third parties.  As a result, the original licensing agreement between the Company and the related entity was amended.  The amended agreement relieves the Company of its obligation to make the $250,000 payments to the related entity, originally scheduled for December 2008 and 2009, and enables such entity to freely market the technology.  Furthermore, the related party has agreed to work in good faith to reimburse the Company for its investment in the original technology and to secure the granting of a 1% overriding royalty interest in favor of the Company for any wells in which the technology used to generate production. As a result of the amended agreement, the Company has been relieved of its liability to the related entities and has reduced the carrying value of the license by $500,000.

In connection with the acquisition of the licenses, the Company obtained an option to purchase all of the outstanding shares of Heritage Natural Gas Company in exchange for 25 million shares of the Company’s common stock.  The Company is periodically required to make certain contingent payments through June 30, 2010 to retain this option, which expires on December 31, 2010.

Item 14. Principal Accountant Fees and Services.

For the years ended December 31, 2008 and 2007, Kelly & Co. (“Kelly”) audited the Company’s financial statements and provided tax return and tax related services.

The aggregate fees billed for professional services by Kelly for the years ended December 31, 2008 and 2007 were as follows:

	2008	2007

Audit Fees	$32,125	$30,463

Audit Related Fees (1)	$24,825	$22,622

Tax Fees	$0	$0

All Other Fees (2)	$0	$8,715

Total	$56,950	$61,800
________________
(1) Quarterly review fees, Amendments to 10-KSB (2007) and 10-Q (2007 Q1).
(2) Registration statement review fees.

It is the Board’s policy and procedure to approve in advance all audit engagement fees and terms and all permitted non-audit services provided by the Company’s independent auditors. The Company believes that all audit engagement fees and terms and permitted non-audit services provided by its independent auditors as described in the above table were approved in advance by our Board.

PART IV

Item 15. Exhibits, Financial Statement Schedules.
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

10.20	Second Amendment to Employment Agreement by and between Eternal Energy Corp. and Bradley M. Colby, dated July 26, 2007
10.21	Employment Agreement by and between Eternal Energy Corp. and Craig Phelps dated August 1, 2007.
10.22	Employment Agreement by and between Eternal Energy Corp. and Kirk A. Stingley dated June 2, 2008.
21.1*	List of Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  ____________
*   Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETERNAL ENERGY CORP.

By:	/s/ BRADLEY M. COLBY
Bradley M. Colby
President, Chief Executive Officer and Director

Date: April 8, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRADLEY M. COLBY	President, Chief Executive Officer and Director	April 8, 2009
Bradley M. Colby	(Principal Executive Officer)

/s/ KIRK A. STINGLEY	Chief Financial Officer	April 8, 2009
Kirk A. Stingley	(Principal Financial Officer and Principal Accounting Officer)
/s/ JOHN ANDERSON	Director	April 8, 2009
John Anderson

/s/ PAUL RUMLER	Secretary and Director	April 8, 2009
Paul Rumler

Eternal Energy Corp.

Financial Statements

As of December 31, 2008 and 2007
For Each of the Two Years in the Period Ended December 31, 2008

Eternal Energy Corp.

Index to the Financial Statements

As of December 31, 2008 and 2007
For Each of the Two Years in the Period Ended December 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Eternal Energy Corp.

We have audited the accompanying balance sheets of Eternal Energy Corp. as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2008. Eternal Energy Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eternal Energy Corp. as of December 31, 2008 and 2007 and the results of its operations and its cash flows each of the years in the two-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8, Financial Results, Liquidity and Management's Plan, to the financial statements, the Company has incurred net losses for the years ended December 31, 2008 and 2007 of $328,605 and $566,490, respectively and must rely on the sale of its common stock and borrowing until it is able to successfully implement its business plan and generate sufficient revenues in the future to sustain its ongoing operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Notes 2 to the financial statements, certain errors resulting in misstatements to the financial statements as of and for the year ending December 31, 2007 were discovered by the Company's management during 2009. Accordingly, adjustments have been made to correct the errors.

Kelly & Company
Costa Mesa, California
April 8, 2009

Eternal Energy Corp.

Balance Sheet

As of December 31, 2008 and 2007

		Restated
	2008	2007
Current assets:
Cash	$727,701	$791,891
Prepaid expenses	9,266	46,966
Advances	-	165,000
Total current assets	736,967	1,003,857
Spud fees receivable	750,000	500,000
Equipment and leasehold improvements, net of accumulated depreciation and amortization of $54,669 and $19,625, respectively	60,242	90,282
Oil and gas properties, net of accumulated depletion of $57,667 and $30,107, respectively	4,150,970	3,715,551
Assets held for sale	38,000	-
Licenses,	-	684,000
Deposits	1,604,366	1,536,130

Total assets	$7,340,545	$7,529,820
Current liabilities:
Accounts payable and accrued liabilities	$98,807	$177,309
Accrued officer's compensation	43,101	43,101
Due to related party	-	250,000
Accrued oil and gas interests	444,738	100,954
Total current liabilities	586,646	571,364
Due to related party - non-current	-	250,000
Total liabilities	$586,646	$821,364

Commitments and contingencies

Stockholders' equity:
Common stock, $.001 par value, 875,000,000 shares authorized, 44,550,000 shares issued and outstanding	44,550	44,550
Additional paid-in capital	8,769,369	8,395,321
Accumulated deficit	(2,060,020)	(1,731,415)
Total stockholders' equity	6,753,899	6,708,456
Total liabilities and stockholders' equity	$7,340,545	$7,529,820

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Statements of Operations

For Each of the Two Years in the Period Ending December 31, 2008

		Restated
	2008	2007

Sale of prospects	$1,190,135	$877,353
Spud fee revenue	750,000	1,249,991
Oil and gas sales	142,838	317,135
Drilling refund	121,453	-_

Total revenue	2,204,426	2,444,479

Operating expenses:
Cost of prospects sold	251,457	6,075
Oil and gas operating expenses	504,786	369,516
Down-hole gas and water license royalties	51,000	-
Dry hole costs	2,782	1,538,416
General and administrative expenses	703,720	627,543
Stock-based compensation	374,048	222,007
Professional fees	482,887	249,845
Depreciation, depletion and amortization	246,604	49,732

Total operating expenses	2,617,284	3,063,134

Total operating loss	(412,858)	(618,655)

Interest income	84,253	52,165

Net loss	$(328,605)	$(566,490)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding:
Basic and diluted	44,550,000	42,937,978

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Statements of Stockholders' Equity

For Each of the Two Years in the Period Ended December 31, 2008

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2006	42,550,000	$42,550	$1,454,740	$2,856,187	$4,353,477

Cumulative effect of accounting change	-	-	6,091,061	(4,021,112)	2,069,949
Stock-based compensation	-	-	222,007	-	222,007
Shares issued in acquisition of oil and gas properties	2,000,000	2,000	627,513	-	629,513
Net loss	-	-	-	(566,490)	(566,490)

Balance, December 31, 2007, Restated	44,550,000	$44,550	$8,395,321	$(1,731,415)	$6,708,456

Stock-based compensation	-	-	374,048	-	374,048
Net loss	-	-	-	(328,605)	(328,605)

Balance, December 31, 2008	44,550,000	$44,550	$8,769,369	$(2,060,020)	$6,753,899

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Statements of Cash Flow

For Each of Two Years in the Period Ended December 31, 2008

		Restated
	2008	2007

Cash flows provided by operating activities:

Net loss	$(328,605)	$(566,490)
Adjustments to reconcile net loss to net cash used by operating activities:
Non cash transactions:
Stock-based compensation	374,048	222,007
Depreciation, depletion and amortization	246,604	49,732
Dry hole costs incurred in prior year	-	1,309,179
Expensed oil and gas rights	-	237,050
Interest accrued on drilling deposits	(71,710)	-
Changes in operating assets and liabilities:
Decrease in prepaid expense	37,700	(34,138)
Increase (decrease) in advances	165,000	(165,000)
Increase in other receivables	(250,000)	(500,000)
Decrease in accounts payable and accrued liabilities	(97,502)	(2,541)
Net cash provided by operating activities	75,535	549,799

Cash flows used in investing activities:

Increase (decrease) in deposits	3,474	159,101
Additions to oil and gas properties	(119,195)	(2,007,032)
Additions to equipment and leasehold improvements	(24,004)	(92,787)
Additions to down-hole licenses	-	(184,000)

Net cash used in investing activities	(139,725)	(2,124,718)

Net decrease in cash	(64,190)	(1,574,919)
Cash - beginning of period	791,891	2,366,810
Cash - end of period	$727,701	$791,891

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Statements of Cash Flow

For Each of Two Years in the Period Ended December 31, 2008

Supplemental Disclosure of Cash Flow Information

		Restated
	2008	2007
Cash paid during the twelve-month periods for:
Interest	$-	$-
Income taxes	-	-

Significant non-cash transactions:
Acquisition of down hole licenses	$-	$500,000
Write-down of down hole licenses	(500,000)	-
Purchase of oil & gas properties	343,784	100,954

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2008 and 2007
For Each of the Two Years in the Period Ended December 31, 2008

1.       Description of Business

Eternal Energy Corp. (the "Company") was incorporated in the state of Nevada in March 2003. The Company engages in the acquisition, exploration, development and producing of oil and gas properties. At December 31, 2008, the Company has entered into participation agreements related to oil and gas exploration projects in the Big Sand Spring Valley Prospect and the Cherry Creek Prospect, both located in Nye County, Nevada, and the Pebble Beach Prospect, located in North Dakota.  The Company also owns a 75% working interest in the South West extension of the West Ranch Field, located in Jackson County, Texas. In addition, the Company owns certain overriding royalty interests in oil and gas leases located in Utah, Colorado and Saskatchewan, Canada and has acquired licensing and usage rights to a certain down-hole gas and water separation technology, designed to stimulate the production of underperforming wells.

In 2007, the Company sold it’s the majority of its interest in the Pebble Beach Prospect and recorded sales of oil and gas produced in the West Ranch Field.  Because the Company recognized revenues beginning in 2007, it is no longer considered to be in the development stage.

2.       Correction of an Error and Reclassifications

In March 2009, the Company discovered that that certain transactions reported in its 2007 financial statements were recorded incorrectly.  Specifically, the Company had expensed its entire interest in the North Dakota prospect rather than expensing only the interest owned beneficially through its investment in Pebble Petroleum.  In addition, amounts advanced to Rover Resources Inc. were improperly recorded as investments in oil and gas properties and subsequently expensed upon the sale of the Company’s investment in Pebble Petroleum.  Given the materiality of the affected transactions and related account balances, the Company has elected to restate its 2007 financial statements in order to correct the error.  The effect of the restatement of the 2007 financial statements is as follows:

Increase (decrease) in:
Advances	$165,000
Oil and gas properties	189,361
Accrued oil and gas interests	(100,954)
Cost of prospects sold	(253,407)

These adjustments result in a decrease in the Company’s net loss for the year ended December 31, 2007 of $253,407.

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2008 and 2007
For Each of the Two Years in the Period Ended December 31, 2008

In addition, certain amounts from the previous year have been reclassified to conform to the current period presentation.

3.       Summary of Significant Accounting Policies

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Revenue Recognition

The Company records the sale of its interests in prospects when the terms of the transaction are final and the sales price is determinable. Spud fee revenue is recognized when drilling commences.  Working interest, royalty and net profit interests are recognized as revenue when oil and gas is sold.

Concentration of Credit Risk

At December 31, 2008, the Company had $477,701 on deposit that exceeded United States (FDIC) federally insurance limit of $250,000 per bank. The Company believes this credit risk is mitigated by the financial strength of the financial institution.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are recorded at cost. Expenditures for major additions and improvements are capitalized and depreciated over the estimated useful lives of the related assets using the straight-line method for financial reporting purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes, where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

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

Oil and Gas Properties

The Company follows the full cost method of accounting for its investments in oil and gas properties. Accordingly, all costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized as incurred. Because the Company occasionally sells all or a portion of its interest in the mineral rights of an individual oil and gas prospect, these properties are grouped into pools based on the geographic location of the prospective play.  The Company has not capitalized any interest or any of its internal costs related to its investments in oil and gas properties.

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2008 and 2007
For Each of the Two Years in the Period Ended December 31, 2008

Costs are accumulated by specific prospect, or cost center, and if economically recoverable reserves are not discovered in a prospect, the costs incurred are charged to expense as "dry hole costs."  Depletion of producing oil and gas properties is determined by the units of production method.

In addition, the capitalized costs are subject to a "ceiling test," which limits such costs to the aggregate of the "estimated present value" of future net revenues from proved reserves, discounted at a 10 percent interest rate, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

Fair Value of Financial Instruments

In accordance with the requirements of Financial Accounting Standards Board's (“FASB”) Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial  Instruments, the Company has determined the estimated fair value of its financial instruments using available market information and appropriate valuation methodologies. Due to their short-term maturity, the fair value of financial instruments classified as current assets and current liabilities approximates their carrying values.

Accounting for Share-Based Compensation

In December 2004, the FASB issued SFAS No. 123(R) ("SFAS 123(R)"), Share-Based Payment. This pronouncement amends SFAS No. 123, Accounting for Stock-Based Compensation, and ("SFAS 123") and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). SFAS 123(R) requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. The Company adopted SFAS 123(R) on January 1, 2006, using the modified prospective method and, accordingly, has not restated the consolidated statements of operations for periods prior to January 1, 2006. Under SFAS 123(R), the Company is required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in its statements of operations over the service period that the awards are expected to vest. As permitted under SFAS 123(R), the Company has elected to recognize compensation cost for all options with graded vesting on a straight-line basis over the vesting period of the entire option.

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2008 and 2007
For Each of the Two Years in the Period Ended December 31, 2008

Prior to January 1, 2006, the Company accounted for share-based payment, as permitted by SFAS 123, under the intrinsic value method described in APB 25. Under the intrinsic value method, no share-based employee compensation cost is recorded when the exercise price is equal to, or higher than, the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123(R) to share-based employee compensation, using the straight-line method for all options outstanding, for the following periods:

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2008 and 2007
For Each of the Two Years in the Period Ended December 31, 2008

		Restated
	2008	2007

Net loss as reported	$(328,605)	$(566,490)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects.	76,281	91,567
Pro forma net loss	$(252,324)	$(474,923)

Net loss per common share:
Basic and diluted – as reported	$(0.01)	$(0.01)
Basic and diluted – pro forma	$(0.01)	$(0.01)

Weighted average number of shares outstanding	44,550,000	42,937,978

Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed in the same way as basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per common share for the years ended December 31, 2008 and 2007 is computed in the same way as basic loss per common share, as the inclusion of additional common shares that would be outstanding if all potential common shares had been issued would be anti-dilutive.  See Note 9 for the calculation of basic and diluted weighted average common shares outstanding for the years ended December 31, 2008 and 2007.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax benefits and consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred income tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2008 and 2007
For Each of the Two Years in the Period Ended December 31, 2008

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent obligations in the financial statements and accompanying notes. The Company's most significant assumptions are the estimates used in the determination of the deferred income tax asset valuation allowance, the valuation of oil and gas reserves to which the Company owns mineral rights and the valuation of the Company’s common shares that were issued for obligations. The estimation process requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain. Actual results could differ materially from these estimates.

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. This interpretation was adopted by the Company as of January 1, 2007.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. SFAS 157 is effective for the Company’s year beginning January 1, 2008 and has been applied prospectively. The adoption of SFAS 157 has not had a material impact on the Company’s financial position or reported results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159").  SFAS 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity is required to report unrealized gains and losses on items for which the fair value option has been elected in its results of operations at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company) and interim periods within those fiscal years. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The Company has not elected to measure its financial instruments and/or other eligible assets at their fair market values.  Consequently, the adoption of SFAS 159 has not had a material impact on the Company’s financial position or reported results of operations.

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2008 and 2007
For Each of the Two Years in the Period Ended December 31, 2008

In December 2007, the FASB ratified the final consensuses in Emerging Issues Task Force, or EITF, Issue No. 07-1, "Accounting for Collaborative Arrangements," (“Issue 07-1”), which requires certain income statement presentation of transactions with third parties and of payments between parties to the collaborative arrangement, along with disclosure about the nature and purpose of the arrangement.  Issue 07-1 is effective for the Company’s year beginning January 1, 2009.  The Company does not expect Issue 07-1 to have a significant impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS  141(R)”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141(R) requires an acquiring company to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity at the acquisition date, measured at their fair values as of that date, with limited exceptions.  This Statement also requires the acquiring company in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquired company, at the full amounts of their fair values.  SFAS 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement.  This Statement is effective for the Company’s financial statements beginning January 1, 2009.  The Company does not expect the adoption of this accounting pronouncement to have a significant impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), which amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements.  SFAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent's equity.  This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income.  Changes in a parent's ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value.  The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment.  The Statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This Statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company does not expect the adoption of this accounting pronouncement to have a significant impact on our financial statements.

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2008 and 2007
For Each of the Two Years in the Period Ended December 31, 2008

In May 2008, the FASB issued SFAS No. 162 "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"), which is effective 90 days following the SEC's approval of the Public Company Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  The Company does not expect the adoption of SFAS 162 to have a significant impact on our financial statements.

4.       Change of Accounting Principal

FASB Staff Position ("FSP") EITF 00-19-2, Accounting for Registration Payment Arrangements, specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies ("SFAS 5"). This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable Generally Accepted Accounting Principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 21, 2006, the guidance in the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years.

On January 1, 2007, the Company recorded a cumulative effect of a change in accounting principle and increased additional paid in capital by $6,091,061, decreased financial instrument derivative liability by $2,069,949 and increased accumulated deficit at December 31, 2007 by $4,021,112.

5.       Equipment and Leasehold Improvements

The following is a summary of equipment and improvements, at cost, as of December 31, 2008:

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2008 and 2007
For Each of the Two Years in the Period Ended December 31, 2008

Office equipment	$74,630
Leasehold improvements	40,281
Total equipment and improvements	114,911
Less: accumulated depreciation	(54,669)
Equipment and improvements, net	$60,242

Depreciation expense for the years ended December 31, 2008 and 2007 was $35,043 and $19,625, respectively.

The Company purchased $38,000 of down-hole tools during 2008.  Due to the fact that the Company was unable to maintain the exclusivity of its down-hole licenses, as discussed in Note #11, the Company has no plans to utilize the tools in the near future.  The Company’s management does not believe that the value of the tools has been impaired and plans to market the tools to other exploration and development companies.  Accordingly, the down-hole tools have been classified as Assets Held for Sale on the Company’s balance sheet as of December 31, 2008.

6.       Oil and Gas Properties

Producing Properties

Through various transactions that occurred during 2007, the Company acquired a 75% working interest in the South West Extension of the West Ranch Field, located in Jackson County, Texas.

The net capitalized cost of this property is summarized below:

Acquisition cost	$1,894,259
Improvement costs	487,562
2,381,821
Depletion	(57,667)
Balance at December 31, 2008	$2,324,154

Exploratory Prospects

The Company has entered into participation agreements in five exploratory oil and gas properties. Two of these properties have been abandoned. The Company has a working interest and/or overriding royalty interest in the wells on the remaining properties, if they are successful. The Company paid certain amounts upon execution of the agreements and is obligated to share in the drilling costs of the exploratory wells. In addition, the Company has agreed to issue shares of its common stock based upon the proven reserves of the property.

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2008 and 2007
For Each of the Two Years in the Period Ended December 31, 2008

A description of the exploratory prospects is as follows.

Big Sand Spring Valley and Cherry Creek Projects

The Company acquired a 50% working interest in the Big Sand Spring Valley Project (“BSSV Project”) and the Cherry Creek Project for an initial payment of $667,000 and the obligation for a future payment of $2,000,000, which represents 50% of the estimated initial drilling costs. In addition, the Company is obligated to issue one million shares of its common stock for each ten million equivalent barrels of net proven oil reserves developed on the BSSV Project. At December 31, 2008, drilling has not begun on the BSSV Project or the Cherry Creek Project.  As a result, the Company has not recorded its obligation to fund any additional drilling costs nor have there been any oil reserves proven on these properties. This participation agreement has a term of ten years, which expires in November 2015.

North Sea Quad 14 and Quad 41/42

The Company acquired working interests in the Quad 14 and Quad 41/42 Projects with the obligation to fund 12.5% and 10% of the drilling costs of two exploratory wells, respectively. The Company placed $1.5 million on deposit for each prospect to cover its share of the drilling costs. The exploratory wells on both of these prospects were completed in 2007.  No economically viable reserves were discovered.

The Company wrote off its investment in the Quad 14 Project as dry hole costs in 2007.  Monies held on deposit relating to the Company’s working interest in the Quad 14 Project were released to the operator in 2007, a portion of which was subsequently returned to the Company in 2008 and has been recognized as revenue during the current year.

The Company is disputing its obligation to participate in the drilling of the Quad 41/42 exploratory well.  As a result, no amounts held on deposit have been released to the operator for the Quad 41/42 Project.    The Company’s management is attempting to determine what amount, if any, it is obligated to pay related to the drilling of the Quad 41/42 exploratory well and what amount of deposited funds, if any, could be returned to the Company.

The Company recorded dry hole costs related to the North Sea projects as follows:

		Restated
	2008	2007
Quad 14	$2,782	$1,430,429
Quad 41/42	-	107,987
Totals	$2,782	$1,538,416

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2008 and 2007
For Each of the Two Years in the Period Ended December 31, 2008

The following table summarizes the activity of exploratory costs for the years ended December 31, 2008 and 2007:

		Restated
	2008	2007
Balance at the beginning of the period	$1,399,819	$1,245,210
Additions to exploratory costs	681,237	1,699,100
Dry hole costs	(2,782)	(1,538,416)
Costs of prospects sold	(251,457)	(6,075)
Balance at the end of the period	$1,826,817	$1,399,819

Utah

In December 2007, the Company purchased a 50% interest in a 640-acre mineral lease from the State of Utah. In the first quarter of 2008, the Company purchased a 50% interest in an additional 10,860 acre lease from the State of Utah.

Canada

In June 2008, the Company acquired a 5% overriding royalty position in additional prospects located in Saskatchewan, Canada.

Pebble Beach

In October 2006, the Company entered into an operating agreement with Rover Resources.  Under the terms of the agreement, the Company acquired a 10% working interest in certain prospects located in Montana and North Dakota.  As of December 31, 2008, the Company’s working interest in the North Dakota prospect totals $533,145, of which $444,738 is payable to Rover Resources

Prospects Sold

In May 2007, the Company sold its 5% equity interest in Pebble Petroleum, Inc. ("Pebble"), which held a separate working interest in the Pebble Beach prospect. Proceeds from the sale totaled $877,353.  Per the terms of the Pebble sale, the Company retained a 5% gross overriding royalty from each well drilled on certain acreage that Pebble holds rights to in western Canada.  In addition, the Company obtained the right to receive $250,000 for each of the first eight wells drilled on the property. The Company recognizes these amounts as “spud fee” revenue when drilling commences.  As of December 31, 2008, all eight of the initial wells have been drilled, for which the Company has earned $2,000,000 in spud fees.  As a result of the litigation described in Note 8, as of December 31, 2008, the purchaser is holding $750,000 in spud fees owed to the Company in escrow until the legal matter is resolved.  The Company does not believe that there is any merit to the claims asserted in the litigation and expects that the spud fees due to the Company will be collected.  The timeframe for the settlement of this lawsuit is uncertain and, accordingly, the receivable has been classified as non-current.

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2008 and 2007
For Each of the Two Years in the Period Ended December 31, 2008

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

7.       Deferred Income Taxes

As a result of its losses, the Company has not recorded any current or deferred income tax provision for the years ended December 31, 2008 and 2007.  Significant components of the Company's deferred income tax assets and liabilities at December 31, 2008 and 2007 are as follows:

		Restated
	2008	2007
Deferred income tax assets:
Net operating loss carryforward	$683,976	$572,251
Valuation allowance	(683,976)	(572,251)
Net deferred income tax asset	-	-

Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:

	2008	2007
Tax expense at U.S. statutory rate	(34.0)%	(34.0)%
Change in valuation allowance	34.0%	34.0%
Effective income tax rate	-	-

The Company has federal net operating loss carryforwards of $2,011,695.  The federal net operating loss carryforwards will begin to expire in 2023. Based upon its history of losses and management's assessment of when operations are anticipated to generate taxable income, the Company has concluded that it is more likely than not that the net deferred income tax assets will not be realized through future taxable earnings and, accordingly, has established a full valuation allowance for them. The valuation allowance increased by $111,725 during the year ended December 31, 2008 as a result of the current year’s net losses.

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2008 and 2007
For Each of the Two Years in the Period Ended December 31, 2008

8.       Commitments and Contingencies

Financial Results, Liquidity and Management's Plan

Excluding gains realized from the disposition of oil and gas properties, the Company has incurred net losses for the years ended December 31, 2008 and 2007 of $1,267,283 and $1,437,768, respectively.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  As stated in Note 6, the Company has been successful in generating additional operating capital through the disposition of oil and gas prospects.  However, the disposition of properties is not a viable strategy for funding the Company’s long-term operations.  Accordingly, the Company’s management is developing and implementing plans to sustain the Company’s cash flow from operating activities and/or acquire additional capital funding.

No assurances can be given that the Company will obtain sufficient working capital through the sale of oil and gas properties, the issuance of common stock or by leveraging the Company's current assets, or that the implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Litigation

The Company's policy is to recognize amounts related to legal matters as a charge to operations if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, as required by SFAS 5.

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

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2008 and 2007
For Each of the Two Years in the Period Ended December 31, 2008

Drilling Obligations

As discussed in Note 6, the Company is obligated to fund its share of future drilling costs related to its participation in exploratory oil and gas wells on the Big Sand Spring Valley and North Dakota prospects.  The minimum future obligation on the wells on these properties is $2 million.

Employment Agreements

In July 2007, the Company amended its existing employment agreement with its President, which had an effective date of November 7, 2005.  The amended agreement terminates on October 31, 2009, provides for annual compensation of $174,000.  In connection with the original employment agreement, the Company granted to its President options to purchase 1,443,800 shares of the Company’s common stock.  The options have a five-year life, vest over a three-year period and have an exercise price of $1.00 per share.

In August 2007, the Company entered into a two-year employment agreement with its Vice President of Engineering.  Unless extended, the employment agreement will expire on July 31, 2009.  The Company amended its employment agreement with its Vice President of Engineering effective October 1, 2008.  The amended agreement provides for annual compensation of $144,000 and a signing bonus of $30,000.  In addition, the Company granted to this employee options to purchase 1 million shares of the Company’s common stock.  The options have a five-year life, vest over a two-year period and have an exercise price of $0.24 per share, which represents the estimated market value of the shares on the date of grant.

In June 2008, the Company entered into a two-year employment agreement with its Chief Financial Officer.  The agreement provides for annual compensation of $138,000.  In addition, the Company granted to this employee options to purchase 1 million shares of the Company’s common stock.  The options have a five-year life, vest over a two-year period and have an exercise price of $0.18 per share, which represents the estimated market value of the shares on the date of grant.

Lease Obligation

In December 2008, the Company renegotiated its lease for its corporate offices. The new lease has a term of 36 months and expires in December 31, 2011. Rents remaining as of December 31, 2008 under this lease are as follows:

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2008 and 2007
For Each of the Two Years in the Period Ended December 31, 2008

Amount
2009	$60,933
2010	62,537
2011	64,140
2012	-
2013	-
Total	$187,610

Gross rent expense for the years ended December 31, 2008 and 2007 was $69,747 and $58,523, respectively.

9.       Loss Per Share

The following is a reconciliation of the number of shares used in the calculation of basic loss per share and diluted loss per share for the twelve-month periods ended December 31, 2008 and 2007:

		Restated
	2008	2007

Net loss	$(328,605)	$(566,490)
Weighted-average number of common shares outstanding	44,550,000	42,937,978
Incremental shares from the assumed exercise of dilutive stock options	-	-
Diluted common shares outstanding	44,550,000	42,937,978
Net loss per share, basic and diluted	$(0.01)	$(0.01)

The following securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	2008	2007

Stock Options	5,543,800	3,393,800
Warrants	-	12,924,000

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2008 and 2007
For Each of the Two Years in the Period Ended December 31, 2008

10.          Equity Transactions

Issuance of Stock Options

In July 2007, the Company granted options to purchase 600,000 shares of its common stock to two of its directors (300,000 shares each).  These options vest over three years, have a life of five years and have an exercise price of $0.25 per share, the market price of the shares on the effective date of grant. The options vest at the rate of 50,000 shares at the end of each six-month period from the effective date of grant, and all will be fully exercisable on July 26, 2010.

In August 2007, the Company granted options to purchase 1,000,000 shares of its common stock to its Vice President of Engineering.  These options vest over 2 years, have a life of 5 years and have an exercise price of $0.24 per share, the market price on the effective date of grant.  The options vest at the rate of 250,000 shares at the end of each six-month period from the effective date of grant, and all will be fully exercisable on August 1, 2009.

In March 2008, the Board of Directors ratified the grant of options to purchase 50,000 of its common shares to a consultant. The stock options were originally approved by management on August 1, 2006.  These options vest over 1 year, have a life of 5 years and have an exercise price of $0.97 per share, the market price on the effective date of grant.  Under the corresponding stock option agreement, 16,667 options vested at the time the agreement was executed with an additional 16,667 options vesting at the end of each six-month period from the grant date.  As of December 31, 2008, all 50,000 stock options are exercisable.

Also in March 2008, the Board of Directors ratified the grant of options to purchase 100,000 of its common shares to the same consultant. The stock options were originally approved by management on August 1, 2007.  These options vest over 1 year, have a life of 5 years and have an exercise price of $0.20 per share, the market price on the effective date of grant.  Under the corresponding stock option agreement, 33,333 options vested at the time the agreement was executed with an additional 33,333 options vesting at the end of each six-month period from the grant date.  As of December 31, 2008, all 100,000 stock options are exercisable.

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

In October 2008, the Company granted options to purchase 1,000,000 shares of its common stock to its President.  These options vest over 2 years, have a life of 5 years and have an exercise price of $0.17 per share, the market price on the effective date of grant.  Fifty percent of the options vested immediately, with the remaining 50% vesting one year from the effective date of the grant.

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2008 and 2007
For Each of the Two Years in the Period Ended December 31, 2008

A summary of stock option for the years ended December 31, 2008 and 2007 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contract	Intrinsic
	Options	Price	Term	Value

Outstanding at December 31, 2006	2,093,800	$0.93	2.9 years	-
Options granted	1,300,000	$0.24	4.5 years	-
Options exercised	-	-	-	-
Options expired	-	-	-	-
Options forfeited	-	-	-	-
Outstanding at December 31, 2007	3,393,800	$0.67	3.5 years	-
Options granted	2,150,000	$0.19	4.5 years	-
Options exercised	-	-	-	-
Options expired	-	-	-	-
Options forfeited	-	-	-	-
Outstanding at December 31, 2008	5,543,800	$0.46	3.4 years	$-

Exercisable at December 31, 2008	3,493,800	$0.60	2.9 years	$-

The assumptions used in the Black-Scholes option pricing model for the stock options granted during the year ended December 31, 2008 were as follows:

Risk-free interest rate	2.77-3.25%
Expected volatility of common stock	101%
Dividend yield	$0.00
Expected life of options	5 years
Weighted average fair market value of options granted	$0.18

Issue of Shares for Working Interest

In October 2007, the Company acquired an additional 25% working interest in the West Ranch Field in exchange for 2 million shares of its common stock, valued at $629,513.

Sale of Equity Units

In March and May 2006, the Company sold 11,876,000 and 1,248,000 equity units, respectively, through a private placement offering. Each equity unit consisted of one share of the Company’s common stock and one warrant to purchase a share of the Company’s common stock at $1.00 per share. The per equity unit price was $0.50 with net proceeds of $6,562,000.  The Company paid $440,240 in finders’ fees related to this offering. The equity units have a registration rights agreement that required the Company to file a registration statement with the Securities and Exchange Commission covering the shares and shares to be issued upon exercise of the warrants. The registration rights agreement provides for liquidated damages equal to $72,500, which was paid during the year ended December 31, 2007. The registration became effective and no additional penalties were due.  The registration became stale and was cancelled by the Company during 2008.

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2008 and 2007
For Each of the Two Years in the Period Ended December 31, 2008

Warrants

Weighted
Average
	Number of	Exercise
	Warrants	Price
Outstanding, December 31, 2006	14,050,000	$1.16
Issued	-	-
Exercised	-	-
Expired	(1,126,000)	1.00
Forfeited	-	-
Outstanding, December 31, 2007	12,924,000	$1.16
Issued	-	-
Exercised	-	-
Expired	(12,924,000)	$(1.16)
Forfeited	-	-
Outstanding, December 31, 2008	-	$-
Exercisable, December 31, 2008	-	$-

Warrants to purchase 1,126,000 expired in November 2007.  Warrants to purchase 11,676,000 expired in March 2008.  Warrants to purchase 1,248,000 shares expired in May 2008.

Shares Reserved for Future Issuance

As of December 31, 2008, the Company has reserved shares for future issuance upon exercise of outstanding options and warrants as follows:

Options	5.543.800
Warrants	-
Total	5,543,800

These amounts do not include any shares that may have to be issued upon the discovery of net proved reserves in the Nevada oil and gas property.

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2008 and 2007
For Each of the Two Years in the Period Ended December 31, 2008

11.          Related Party Transaction

In October 2007, the Company acquired certain exploratory oil and gas leases and exclusive licenses to use a down-hole gas/water device from entities owned by its Chairman and Chief Executive Officer.  Under the terms of the original agreement, the Company paid $125,000 for certain oil and gas leases and retained the option to acquire certain exclusive technology licensing rights in exchange for future annual payments of $250,000 on each of December 31, 2008 and December 31, 2009.  The Company had the option to settle these obligations with cash or through the issuance of an equivalent value in shares of the Company’s common stock.

In addition, the Company reimbursed one of such entities $20,000 for amounts paid to Zavanna Canada Corp.  The Company is required to drill and equip two wells, and may cancel this agreement after the two required wells have been drilled and the first $250,000 payment has been made.  The Company was required to drill one of these wells by December 31, 2008.  The Company did not drill the required well in 2008 and, consequently, fell into a condition of technical default with respect the original agreement.

One license agreement required the Company to pay $25,000 in September 2007 and further requires the Company to purchase ten devices each year, beginning in 2008, at a cost of approximately $4,000 per device.  In addition, the grantor of the license will receive a 2% royalty on each well on which the device is used.  The license expires in January 2012 and can be extended for 5 years at a cost of $300,000.

The second license required a payment of $35,000 on March 30, 2008 and future annual payments of $10,000. The Company is required to pay $500 for each device purchased and give to the grantor of the license a 5% working interest in each well on which the devise is used.  In order to retain exclusive rights to the device license, the Company was required to purchase and install 20 devices in Canada by June 30, 2008.  The Company did not purchase and install the required number of devices in 2008 and, therefore, the license is no longer exclusive.

The third license requires the Company to make an annual payment of $6,000 and to give to the grantor of the license a 5% working interest in each well on which the devise is used.  In order to retain exclusive rights to the device license, the Company was required to purchase and install five devices in the United States by June 30, 2008.  The Company did not purchase and install the required number of devices and, therefore, the license is no longer exclusive.

The oil and gas leases acquired in connection with the licenses expired in 2008 and, accordingly, have been removed from the Company’s financial statements.

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2008 and 2007
For Each of the Two Years in the Period Ended December 31, 2008

In December 2008, as a result of the Company not maintaining an exclusive right to the use of the down-hole technology, the Company received a notification from one of the related entities of its desire to remarket the licenses to third parties.  As a result, the original licensing agreement between the Company and the related entity was amended.  The amended agreement relieves the Company of its obligation to make the $250,000 payments to the related entity, originally scheduled for December 2008 and 2009, and enables the related entity to freely market the technology.  Furthermore, the related party has agreed to work in good faith to seek reimbursement on the Company’s behalf for its investment in the original technology and to secure the granting of a 1% overriding royalty interest in favor of the Company for any wells in which the technology used to generate production.  As a result of the amended agreement, the Company has been relieved of its liability to the related entities and has removed the licenses from its balance sheet.  In addition, the Company has reclassified certain down-hole tools purchased during 2008 as Assets Held for Sale as of December 31, 2008..

In connection with the acquisition of the licenses, the Company obtained an option to purchase all of the outstanding shares of Heritage Natural Gas Company in exchange for 25 million shares of the Company’s common stock.  The Company is periodically required to make certain contingent payments through June 30, 2010 to retain this option, which expires on December 31, 2010.

12.     Supplemental Oil and Gas Information (Unaudited)

The following tables set forth the Company’s net interests in quantities of proved developed and undeveloped reserves of crude oil, condensate and natural gas and changes in such quantities from the prior period. Crude oil reserves estimates include condensate.

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

The Company has retained Walter L. Peterson P.E., ("Peterson"), an independent petroleum engineering consultant and registered Professional Engineer, to determine its annual estimate of oil and gas reserves.  In 2008, Peterson estimated oil and gas reserves using generally accepted industry standards and has reviewed certain data, methods and procedures used in estimating reserves volumes, the economic evaluations and reserves classifications. Peterson used the specific application of such methods and procedures for the Company’s West Ranch property, the only Company owned property with proved reserves.

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2008 and 2007
For Each of the Two Years in the Period Ended December 31, 2008

Peterson has issued a report as to the reserves volumes. The Company believes that the methodologies used by Peterson in preparing the relevant estimates generally comply with current Securities and Exchange Commission (SEC) standards.

The Company acquired its West Ranch reserves in 2007.
Oil Reserves	United
(in barrels)	States

PROVED DEVELOPED AND UNDEVELOPED RESERVES

Balance at December 31, 2007	660,286
Production	(1.907)
Balance at December 31, 2007	658,379

PROVED DEVELOPED RESERVES

December 31, 2007	174,371
December 31, 2008	170,371

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2008 and 2007
For Each of the Two Years in the Period Ended December 31, 2008

Gas Reserves	United
(in thousands of cubic feet)	States

PROVED DEVELOPED AND UNDEVELOPED RESERVES

Balance at December 31, 2007	363,719
Production	-
Balance at December 31, 2008	363,719

PROVED DEVELOPED RSERVES

December 31, 2007	304,591
December 31, 2008	304,591

Standardized Measure, Including Year-to-Year Changes Therein, of Discounted Future Net Cash Flows

For purposes of the following disclosures, estimates were made of quantities of proved reserves and the periods during which they are expected to be produced. Future cash flows were computed by applying year-end prices, except in those instances where future oil or natural gas sales are covered by physical contract terms providing for higher or lower prices, to the Company’s share of estimated annual future production from proved oil and gas reserves, net of royalties. Future development and production costs were computed by applying year-end costs to be incurred in producing and further developing the proved reserves. Future income tax expenses were computed by applying, generally, year-end statutory tax rates (adjusted for permanent differences, tax credits, allowances and foreign income repatriation considerations) to the estimated net future pre-tax cash flows. The discount was computed by application of a 10 % discount factor. The calculations assumed the continuation of existing economic, operating and contractual conditions at December 31, 2008.  However, such arbitrary assumptions have not necessarily proven to be the case in the past. Other assumptions of equal validity would give rise to substantially different results.

The year-end prices used to calculate future cash flows vary by producing area and market conditions. The West Texas Intermediate oil prices used were $45.00 per barrel.  The Henry Hub gas prices used were $4.50 per mcf.

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2008 and 2007
For Each of the Two Years in the Period Ended December 31, 2008

Standardized Measure of Discounted Future Net Cash Flows
United
At December 31, 2008	States
Future cash flows	$30,879,408
Future costs
Production costs and other operating expenses	(6,791,444)
Development costs	(2,245,000)
Future income tax expense	(617,588)
Future net cash flows	21,225,376
Ten percent discount factor	(9,726,801)
Standardized measure	$11,498,575