Form 10-Q
period 2009-03-31
Eternal Energy Corp.
filed 2009-05-15
CIK 1282613

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-50906

ETERNAL ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-0237026
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2549 West Main Street, Suite 202, Littleton, Colorado	80120
(Address of principal executive offices)	(Zip Code)

(303) 798-5235
(Registrant’s telephone number, including area code)

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

44,550,000 shares of common stock issued and outstanding at May 15, 2009.

ETERNAL ENERGY CORP.
FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2009

A Note About Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management’s current expectations. These statements may be identified by their use of words like “plans,” “expect,” “aim,” “believe,” “projects,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about our business strategy, expenditures, and financial results, are forward-looking statements. We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Eternal Energy Corp.

Condensed Financial Statements

As of March 31, 2009 and
For Each of the Three-Month Periods Ended March 31, 2009 and 2008

Eternal Energy Corp.

Index to the Condensed Financial Statements

As of March 31, 2009 and
For Each of the Three-Month Periods Ended March 31, 2009 and 2008

Eternal Energy Corp.

Condensed Balance Sheet

As of March 31, 2009 and December 31, 2008

	March 31,	December 31,
	2009	2008
Current assets:
Cash	$286,364	$727,701
Prepaid expenses	5,851	9,266
Advances	50,000	-

Total current assets	342,215	736,967
Spud fees receivable	750,000	750,000
Equipment and leasehold improvements, net of accumulated depreciation and amortization of $63,902 and $54,667, respectively	72,510	60,242
Oil and gas properties, net of accumulated depletion of $57,667	4,220,670	4,150,970
Assets held for sale	57,000	38,000
Deposits	1,604,366	1,604,366

Total assets	$7,046,761	$7,340,545

Current liabilities:
Accounts payable and accrued liabilities	$192,163	$98,807
Accrued officer's compensation	43,101	43,101
Accrued oil and gas interests	444,835	444,738
Total liabilities	$680,099	$586,646

Commitments and contingencies

Stockholders' equity:
Common stock, $.001 par value, 875,000,000 shares authorized, 44,550,000 shares issued and outstanding	44,550	44,550
Additional paid-in capital	8,879,619	8,769,369
Accumulated deficit	(2,557,507)	(2,060,020)
Total stockholders' equity	6,366,662	6,753,899
Total liabilities and stockholders' equity	$7,046,761	$7,340,545

The accompanying notes are an integral part of the condensed financial statements.

Eternal Energy Corp.

Condensed Statements of Operations

For Each of the Three-Month Periods Ended March 31, 2009 and 2008

		Restated
	2009	2008

Spud fee revenue	$-	$-
Oil and gas sales	-	80,257

Total revenue	-	80,257

Operating expenses:
Oil and gas operating expenses	30,009	209,388
Down-hole gas and water license royalties	-	51,000
Dry hole costs	-	2,281
General and administrative expenses	221,533	165,880
Stock-based compensation	110,250	76,867
Professional fees	136,753	31,152
Depreciation, depletion and amortization	9,233	29,074

Total operating expenses	507,778	565,642

Total operating loss	(507,778)	(485,385)

Interest income	10,291	2,667

Net loss	$(497,487)	$(482,718)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding:
Basic and diluted	44,550,000	44,550,000

The accompanying notes are an integral part of the condensed financial statements.

Eternal Energy Corp.

Condensed Statements of Cash Flows

For Each of Three-Month Periods Ended March 31, 2009 and 2008

		Restated
	2009	2008

Cash flows used for operating activities:

Net loss	$(497,487)	$(482,718)
Adjustments to reconcile net loss to net cash used by operating activities:
Non cash transactions:
Stock-based compensation	110,250	76,868
Depreciation, depletion and amortization	9,233	29,075
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expense	3,415	(4,099)
Increase in receivables	(50,000)	-
Increase in accounts payable and accrued liabilities	93,356	2,125
Net cash used for operating activities	(331,233)	(378,749)

Cash flows used for investing activities:

Decrease in deposits	-	121,452
Additions to oil and gas properties	(69,603)	(254,479)
Additions to equipment and leasehold improvements	(40,501)	(19,000)
Net cash used for investing activities	(110,104)	(152,027)

Net decrease in cash	(441,337)	(530,776)
Cash - beginning of period	727,701	791,891
Cash - end of period	$286,364	$261,115

Supplemental Disclosure of Cash Flow Information

		Restated
	2009	2008
Cash paid during the twelve-month periods for:
Interest	$-	$-
Income taxes	-	-

The accompanying notes are an integral part of the condensed financial statements.

Eternal Energy Corp.

Notes to the Condensed Financial Statements

As of March 31, 2008 and
For Each of the Three-Month Periods Ended March 31, 2009 and 2008

1.       Description of Business

Eternal Energy Corp. (the "Company") was incorporated in the state of Nevada in March 2003. The Company engages in the acquisition, exploration, development and producing of oil and gas properties. At March 31, 2009, the Company has entered into participation agreements related to oil and gas exploration projects in the Big Sand Spring Valley Prospect located in Nye County, Nevada, and the Pebble Beach Prospect, located in Divide County, North Dakota, and Sheridan County, Montana and Saskatchewan, Canada.  The Company also owns a 75% working interest in certain leases located within the Southwest Extension of the West Ranch Field, located in Jackson County, Texas. In addition, the Company owns certain overriding royalty interests in oil and gas leases located in San Juan County, Utah and San Miguel County, Colorado.

2.       Correction of an Error and Reclassifications

In March 2009, the Company discovered that certain transactions reported in its 2008 interim financial statements were recorded incorrectly.  Specifically, the Company has amended its timing with respect to the recognition of certain spud fee revenue to better match the revenues with the Company’s drilling activities and has revised its cost of prospects sold figure for 2008 to include only that portion of the Pebble Beach Prospect that was owned beneficially through its investment in Pebble Petroleum.  In addition, amounts advanced to Rover Resources Inc. were improperly recorded as investments in oil and gas properties and subsequently expensed upon the sale of the Company’s investment in Pebble Petroleum.  Given the materiality of the affected transactions and related account balances, the Company has elected to restate its 2008 interim financial statements in order to correct the errors

Certain amounts from the previous year have been reclassified to conform to the current period presentation.

3.       Summary of Significant Accounting Policies

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Eternal Energy Corp.

Notes to the Condensed Financial Statements

As of March 31, 2008 and
For Each of the Three-Month Periods Ended March 31, 2009 and 2008

Revenue Recognition

The Company records the sale of its interests in prospects when the terms of the transaction are final and the sales price is determinable. Spud fee revenue is recognized when drilling commences.  Working interest, royalty and net profit interests are recognized as revenue when oil and gas is sold.

Concentration of Credit Risk

At March 31, 2009, the Company had $36,364 on deposit in excess of the United States (FDIC) federal insurance limit of $250,000 per bank. The Company believes this credit risk is mitigated by the financial strength of the financial institution.

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

Eternal Energy Corp.

Notes to the Condensed Financial Statements

As of March 31, 2008 and
For Each of the Three-Month Periods Ended March 31, 2009 and 2008

Costs are accumulated by specific prospect, or cost center, and if economically recoverable reserves are not discovered in a prospect, the costs incurred are charged to expense as "dry hole costs."  Depletion of producing oil and gas properties is determined by the units of production method.

In addition, the capitalized costs are subject to an annual "ceiling test," which limits such costs to the aggregate of the "estimated present value" of future net revenues from proved reserves, discounted at a 10 percent interest rate, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

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

Eternal Energy Corp.

Notes to the Condensed Financial Statements

As of March 31, 2008 and
For Each of the Three-Month Periods Ended March 31, 2009 and 2008

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123(R) to share-based employee compensation, using the straight-line method for all options outstanding, for the following periods:

		Restated
	2009	2008

Net loss as reported	$(497,487)	$(482,718)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects.	-	(22,884)
Pro forma net loss	$(497,487)	$(505,602)

Net loss per common share:
Basic and diluted – as reported	$(0.01)	$(0.01)
Basic and diluted – pro forma	$(0.01)	$(0.01)

Weighted average number of shares outstanding	44,550,000	44,550,000

Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed in the same way as basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per common share for the three-month periods ended March 31, 2009 and 2008 is computed in the same way as basic loss per common share, as the inclusion of additional common shares that would be outstanding if all potential common shares had been issued would be anti-dilutive.  See Note 7 for the calculation of basic and diluted weighted average common shares outstanding for the three-month periods ended March 31, 2009 and 2008.

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

As of March 31, 2008 and
For Each of the Three-Month Periods Ended March 31, 2009 and 2008

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

Eternal Energy Corp.

Notes to the Condensed Financial Statements

As of March 31, 2008 and
For Each of the Three-Month Periods Ended March 31, 2009 and 2008

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

As of March 31, 2008 and
For Each of the Three-Month Periods Ended March 31, 2009 and 2008

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

4.       Equipment and Leasehold Improvements

The following is a summary of equipment and improvements, at cost, as of March 31, 2009:

Office equipment	$88,903
Leasehold improvements	47,509
Total equipment and improvements	136,412
Less: accumulated depreciation	(63,902)
Equipment and improvements, net	$72,510

Depreciation expense for the three-month periods ended March 31, 2009 and 2008 was $9,233 and $8,435, respectively.

During 2008, the Company purchased $38,000 of Down-Hole Gas/Water Separation (“DGWS”) tools.  An additional $19,000 of DGWS tools was purchased during the three-month period ended March 31, 2009.  Due to the fact that the Company was subsequently unable to exercise its option to acquire 100% of the DGWS opportunity, as discussed in Note 9, the Company has no plans to utilize the tools in the near future.  The Company’s management does not believe that the value of the tools has been impaired and plans to market the tools to other exploration and development companies.  Accordingly, the down-hole tools have been classified as Assets Held for Sale on the Company’s balance sheet as of March 31, 2009 and December 31, 2008.

5.       Oil and Gas Properties

Producing Properties

The Company owns a 75% working interest in certain leases located within the Southwest Extension of the West Ranch Field, located in Jackson County, Texas.

Eternal Energy Corp.

Notes to the Condensed Financial Statements

As of March 31, 2008 and
For Each of the Three-Month Periods Ended March 31, 2009 and 2008

The net capitalized cost of this property is summarized below:

Acquisition cost	$1,894,259
Improvement costs	557,165
2,451,424
Depletion	(57,667)
Balance at March 31, 2009	$2,393,757

Exploratory Prospects

The Company has entered into participation agreements with respect to the following exploratory oil and gas properties:

Big Sand Spring Valley Prospect

In 2005, The Company acquired a 50% working interest in the Big Sand Spring Valley Project (the “BSSV Prospect”) and an option to acquire a 50% working interest in an additional prospect, for an initial payment of $667,000 and the obligation for a future payment of $2,000,000, which represented 50% of the estimated initial drilling costs in the BSSV Prospect. In 2006, the Company acquired the other 50% working interest in the BSSV Prospect in exchange for cash payments totaling $300,000 and the transfer of the Company’s option on the additional prospect.  Under the terms of the participation agreement, the Company is obligated to issue one million shares of its common stock for each ten million equivalent barrels of net proven oil reserves developed on the BSSV Prospect. As of March 31, 2009, the Company’s investment in the BSSV Prospect totals $1,292,229.  No exploratory wells have been drilled in BSSV Prospect to date.  Unless annual rentals are renewed, the oil and gas leases relating to the BSSV Prospect will expire in August 2009.  As of March 31, 2009, the Company’s management has not yet determined if the annual rentals will be renewed.

North Sea Quad 14 and Quad 41/42 Prospects

In 2005 and 2006, the Company acquired working interests in the Quad 14 and Quad 41/42 Prospects with the obligation to fund 12.5% and 15% of the drilling costs of two exploratory wells, respectively. The Company placed $1.5 million on deposit for each prospect to cover its share of the drilling costs. The exploratory wells on both of these prospects were completed in 2007.  No economically viable reserves were discovered.

The Company wrote off its investment in the Quad 14 Prospect as dry hole costs in 2007.  Monies held on deposit relating to the Company’s working interest in the Quad 14 Prospect were released to the operator in 2007, a portion of which was subsequently returned to the Company in 2008.

The Company is disputing its obligation to participate in the drilling of the Quad 41/42 exploratory well.  As a result, no amounts held on deposit have been released to the operator for the Quad 41/42 Prospect.  The Company’s management is attempting to determine what amount, if any, it is obligated to pay related to the drilling of the Quad 41/42 exploratory well and what amount of deposited funds, if any, could be returned to the Company.

Eternal Energy Corp.

Notes to the Condensed Financial Statements

As of March 31, 2008 and
For Each of the Three-Month Periods Ended March 31, 2009 and 2008

The Company recorded dry hole costs related to the North Sea projects as follows:

		Restated
	2009	2008
Quad 14	$-	$2,782
Quad 41/42	-	-
Totals	$-	$2,782

Pebble Beach Prospect

In 2006, the Company entered into a series of agreements that resulted in the acquisition of five percent (5%) of the capital stock of Pebble Petroleum, Inc. (“Pebble”), as well as the following rights and interest in the Pebble Beach Prospect:

•	A $250,000 spud fee for each of the first eight wells drilled by Pebble;

•
A five percent (5%) gross overriding royalty from each well drilled on certain acreage that Pebble holds rights to in SE Saskatchewan, Canada (no capital outlay or other expenses to be required by the Company); and

•
A ten percent (10%) working interest in a joint venture with a subsidiary of Pebble; the joint venture will explore and develop certain prospects principally located in Divide County, North Dakota (the Company will pay 10% of all costs incurred).

In April 2007, as previously reported, the Company sold its stock in Pebble to Heartland Resources Inc., a petroleum and natural gas exploration company whose shares are listed on the TSX-Venture Exchange (“Heartland”).  The Company received payment on a CDN $882,000 convertible note due from Pebble, and retained all of its other interests as described above.  Furthermore, during the five-year period following the closing of the agreement with Heartland, for every 1,000 barrels of oil that Pebble produces on average per day for 30 consecutive days, Heartland will issue to the Company 250,000 shares of Heartland’s common stock, up to a maximum of 1,250,000 shares.

In August 2007, Heartland changed its name to Ryland Oil Corporation (“Ryland”).  As of March 31, 2009, Pebble owns approximately 324,590 gross and net acres in the Pebble Beach Prospect in SE Saskatchewan, Canada in which the Company owns a five percent (5%) gross overriding royalty.  In addition, Ryland’s US subsidiary, Rover Resources Inc. (“Rover”) has acquired approximately 61,572 gross and 35,264 net acres principally located in Divide County, North Dakota, within the Pebble Peach Prospect.  The Company owns a ten percent (10%) working interest in these properties. As of March 31, 2009, the Company’s working interest expenditures in the North Dakota property total $533,242, of which $444,835 is payable to Rover.

Eternal Energy Corp.

Notes to the Condensed Financial Statements

As of March 31, 2008 and
For Each of the Three-Month Periods Ended March 31, 2009 and 2008

Steamroller Project

The Company currently owns various overriding royalty interests under approximately 20,172 net acres in Utah and Colorado, located within the Steamroller Prospect. In addition, the Company is entitled to receive an overriding royalty interest on any additional leasehold interest acquired by its working interest partners in an area of mutual interest (“AMI”) between the parties. The AMI covers approximately 3,571,200 gross acres.

Prospects Sold

In May 2007, the Company sold its 5% equity interest in Pebble. Per the terms of the Pebble sale, the Company retained a 5% gross overriding royalty interest in each well drilled on certain acreage that Pebble holds rights to in SE Saskatchewan Canada.  In addition, the Company obtained the right to receive $250,000 for each of the first eight wells drilled on the property. The Company recognizes these amounts as “spud fee” revenue when drilling commences.  As of March 31, 2009, all eight of the initial wells have been drilled, for which the Company has earned $2,000,000 in spud fees.  As a result of the litigation described in Note 6, as of March 31, 2009, the purchaser is holding $750,000 in spud fees owed to the Company in escrow until the legal matter is resolved.  The Company does not believe that there is any merit to the claims asserted in the litigation and expects that the spud fees due to the Company will be collected.  The timeframe for the settlement of this lawsuit is uncertain and, accordingly, the receivable has been classified as non-current.

In June 2008, the Company sold its 50% working interest in the Steamroller Prospect.  Gross proceeds from the sale were $1,190,160.  Under the terms of the sale, the Company retained an overriding royalty on production from the property sold, as well as an overriding royalty on production from any properties acquired in an area of mutual interest which the purchaser may develop in the future.

Eternal Energy Corp.

Notes to the Condensed Financial Statements

As of March 31, 2008 and
For Each of the Three-Month Periods Ended March 31, 2009 and 2008

6.       Commitments and Contingencies

Financial Results, Liquidity and Management's Plan

The Company has incurred net losses since inception.  This factor raises substantial doubt about the Company's ability to continue as a going concern.  Historically, the Company has been successful in generating additional operating capital through the disposition of oil and gas prospects.  However, the disposition of properties is not a viable strategy for funding the Company’s long-term operations.  Accordingly, the Company’s management is developing and implementing plans to sustain the Company’s cash flow from operating activities and/or acquire additional capital funding.

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

On November 20, 2007, the Company was served with a complaint alleging breach of contract, misappropriation of confidential and proprietary information and of trade secrets and claims under the Colorado Uniform Trade Secrets Act, fraud, declaratory relief declaring any agreements of release to be void and unenforceable as they were obtained by fraudulent inducement, declaration of accounting and constructive trust for all proceeds and profits from the alleged misappropriation, injunctive relief for return of all allegedly misappropriated information and cessation of use, civil theft of business values, and tortuous interference with contract. Plaintiffs seek compensatory damages in an unspecified amount, prejudgment interest, declaratory relief, injunctive relief, accounting, and attorneys’ fees. The Company believes that the causes of action are without merit and intends to defend this case vigorously.  The Company has filed a countersuit claiming abuse of process, intentional interference with an existing business and contractual relations, commercial disparagement and conspiracy.  The lawsuit has continued to negatively impact the Company's ability to pursue additional opportunities or acquire additional oil and gas prospects, as discussed in Note 5.  A further result of the lawsuit has been the sale of certain assets in order to fund the Company’s ongoing operations, as discussed on Note 5.  The litigation is currently in the discovery phase and is scheduled to go to trial in October 2009.  As of the date of these financial statements, the ultimate outcome of the litigation cannot be reasonably estimated.

Eternal Energy Corp.

Notes to the Condensed Financial Statements

As of March 31, 2008 and
For Each of the Three-Month Periods Ended March 31, 2009 and 2008

Employment Agreements

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

Lease Obligation

In December 2008, the Company renegotiated its lease for its corporate offices. The new lease has a term of 36 months and expires on December 31, 2011. Rents remaining as of March 31, 2009 under this lease are as follows:

Amount
2009 (remaining)	$46,902
2010	62,537
2011	64,140
2012	-
2013	-
Total	$173,579

Gross rent expense for the three-month periods ended March 31, 2009 and 2008 was $16,418 and $15,890, respectively.

7.       Loss Per Share

The following is a reconciliation of the number of shares used in the calculation of basic loss per share and diluted loss per share for the three-month periods ended March 31, 2009 and 2008:

Eternal Energy Corp.

Notes to the Condensed Financial Statements

As of March 31, 2008 and
For Each of the Three-Month Periods Ended March 31, 2009 and 2008

		Restated
	2009	2008

Net loss	$(497,487)	$(482,718)
Weighted-average number of common shares outstanding	44,550,000	44,550,000
Incremental shares from the assumed exercise of dilutive stock options	-	-
Diluted common shares outstanding	44,550,000	44,550,000
Net loss per share, basic and diluted	$(0.01)	$(0.01)

The following securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	2009	2008

Stock Options	5,543,800	3,443,800
Warrants	-	12,924,000

8.       Equity Transactions

Issuance of Stock Options

In March 2008, the Board of Directors ratified the grant of options to purchase 100,000 of its common shares a consultant. The stock options were originally approved by management on August 1, 2007.  These options vest over 1 year, have a life of 5 years and have an exercise price of $0.20 per share, the market price on the effective date of grant.  Under the corresponding stock option agreement, 33,333 options vested at the time the agreement was executed with an additional 33,333 options vesting at the end of each six-month period from the grant date.  As of March 31, 2009, all 100,000 stock options are exercisable.

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

As of March 31, 2008 and
For Each of the Three-Month Periods Ended March 31, 2009 and 2008

In October 2008, the Company granted options to purchase 1,000,000 shares of its common stock to its President.  These options vest over 2 years, have a life of 5 years and have an exercise price of $0.17 per share, the market price on the effective date of grant.  Fifty percent of the options vested immediately, with the remaining 50% vesting one year from the effective date of the grant.

A summary of stock option activity for the three-month period ended March 31, 2009 and the year ended December 31, 2008 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contract	Intrinsic
	Options	Price	Term	Value

Outstanding at December 31, 2007	3,393,800	$0.67	3.5 years	-
Options granted	2,150,000	$0.19	4.5 years	-
Options exercised	-	-	-	-
Options expired	-	-	-	-
Options forfeited	-	-	-	-
Outstanding at December 31, 2008	5,543,800	$0.46	3.4 years	-
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options expired	-	-	-	-
Options forfeited	-	-	-	-
Outstanding at March 31, 2009	5,543,800	$0.46	4.1 years	$-

Exercisable at March 31, 2009	3,793,800	$0.62	4.0 years	$-

The assumptions used in the Black-Scholes option pricing model for the stock options granted during the year ended December 31, 2008 were as follows:

Risk-free interest rate	2.77-3.25%
Expected volatility of common stock	101%
Dividend yield	$0.00
Expected life of options	5 years
Weighted average fair market value of options granted	$0.18

Sale of Equity Units

In March and May 2006, the Company sold 11,876,000 and 1,248,000 equity units, respectively, through a private placement offering. Each equity unit consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at $1.00 per share. The equity units had a registration rights agreement that required the Company to file a registration statement with the Securities and Exchange Commission covering the shares and shares to be issued upon exercise of the warrants. The registration became stale and was cancelled by the Company during 2008.

Eternal Energy Corp.

Notes to the Condensed Financial Statements

As of March 31, 2008 and
For Each of the Three-Month Periods Ended March 31, 2009 and 2008

Warrants

A summary of warrant activity for the year ended December 31, 2008 is presented below:

Weighted
Average
	Number of	Exercise
	Warrants	Price
Outstanding, December 31, 2007	12,924,000	$1.16
Issued	-	-
Exercised	-	-
Expired	(12,924,000)	$(1.16)
Forfeited	-	-
Outstanding, December 31, 2008	-	$-
Exercisable, December 31, 2008	-	$-

Warrants to purchase 11,676,000 expired in March 2008.  Warrants to purchase 1,248,000 shares expired in May 2008.

Shares Reserved for Future Issuance

As of March 31, 2009, the Company has reserved shares for future issuance upon exercise of outstanding options and warrants as follows:

Options	5.543.800
Warrants	-
Total	5,543,800

These amounts do not include any shares that may have to be issued upon the discovery of net proved reserves in the Nevada oil and gas property.

9.           Related Party Transaction

In October 2007, the Company acquired certain exploratory oil and gas leases and an option (“Option”) to acquire 100% of a natural gas production opportunity which employs specialty down-hole gas/water separation equipment from entities partially-owned by our President and Chief Executive Officer.  Under the Option agreement, the Company can, after meeting certain obligations, purchase all of the outstanding shares of such related entity in exchange for 25 million shares of its common stock.

Eternal Energy Corp.

Notes to the Condensed Financial Statements

As of March 31, 2008 and
For Each of the Three-Month Periods Ended March 31, 2009 and 2008

The Company made the following payments to acquire the Option:

1)	$125,000 to the related entity for certain the oil and gas leases located in Alberta, Canada.

2)	$20,000 to the related entity as reimbursement for amounts paid to Zavanna Canada Corp in connection with licenses to the DGWS equipment.

The Company had the following periodic obligations in order to retain the Option, which expires on December 31, 2010:

1)	Payments of $20,000 to the related entity each six months commencing on June 30, 2008 through June 30, 2010.

2)	Payments to the related entity of $250,000 on each of December 31, 2008 and December 31, 2009. These amounts may be paid in either cash or with shares of our common stock.

3)	Drill and equip two wells with DGWS equipment; one before June 30, 2008 and the other before January 15, 2009.

4)
Pay to one DGWS manufacturer (Kudu Industries) $25,000 in September 2007 and further agree to purchase ten DGWS devices each year, beginning in 2008, at a cost of $3,800 per device in order to maintain exclusive rights to equipment supply. In addition, the grantor of the license will receive a 1% royalty on each well which utilizes the device.  The license expires in January 2012 and can be extended for an additional 5 years at a cost of $300,000.

5)
Payments to a second DGWS manufacturer (Down-Hole Injections, Inc.) of $35,000 on March 30, 2008 and future annual payments of $10,000. The Company is required to pay $500 for each device used and assign to the manufacturer a carried 5% working interest in each well using the device.  The Company is required to purchase and install 20 devices in Canada by March 31, 2008.

6)	Payments to the second DGWS manufacturer of $6,000 by March 31 of each year and give to the manufacturer a 5% working interest in each well located in the state of Utah that utilizes the device.

As a result of the on-going litigation with Zavanna LLC, et al, and its associated negative impact on the Company’s working capital position, the Company was unable to meet all of the obligations under the Option agreement.  Consequently, in December 2008, the Company received a notification from one of the related entities of its desire to attempt to re-market the DGWS natural gas opportunity to third parties.  As a result, the original Option agreement between the Company and the related entity was amended.  The amended agreement relieves the Company of its obligation to make the $250,000 payments to the related entity, originally scheduled for December 2008 and 2009, and enables the related entity to attempt to freely market the technology and opportunity.  Furthermore, the related entity has agreed to work in good faith to reimburse the Company for its investment in the original technology and to secure the granting of a 1% overriding royalty interest in favor of the Company for any wells in which the technology is used to generate production.  As a result of the amended agreement, the Company has been relieved of its liability to the related entities and has reduced the carrying value of the licenses by $500,000.  In addition, the Company has removed the licenses from its balance sheet and reclassified $57,000 of DGWS tools as Assets Held for Sale as of March 31, 2009.

Eternal Energy Corp.

Notes to the Condensed Financial Statements

As of March 31, 2008 and
For Each of the Three-Month Periods Ended March 31, 2009 and 2008

10.     Subsequent Event

In May 2009, the Company collected $730,000 of spud fees receivable that were previously held in escrow (Note 5).  A portion of the funds were used to settle amounts owed to Rover Resources in connection with the Company’s working interest in the Pebble Beach Prospect, totaling $444,835 (Note 5).

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Item 7. Management’s Discussion and Analysis or Plan of Operation.

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

Worldwide oil prices rose throughout 2007 and reached historical highs during the last half of 2008, before tumbling amid worldwide economic crisis.  Continued economic instability could impact demand, thus adversely affecting crude oil prices.

Oil prices cannot be predicted with any certainty and have significantly affected profitability and returns for upstream producers. Historically, the WTI price has averaged approximately $47 per barrel over the past ten years. However, during that time, the industry has experienced wide fluctuations in prices. While local supply/demand fundamentals are a decisive factor affecting domestic natural gas prices over the long term, day-to-day prices may be more volatile in the futures markets, such as on the NYMEX and other exchanges, making it difficult to forecast prices with any degree of confidence. Over the last ten years, the NYMEX gas price has averaged approximately $5.67 per mcf.

Restatement of the 2008 Financial Statements

In March 2009, we discovered that certain transactions reported in our 2008 interim financial statements were reported incorrectly.  Given the materiality of the affected transactions and related account balances, we have elected to restate our 2008 interim financial statements in order to correct the error.  As a result, we have revised our discussion of the results of operations for the three-month period ended March 31, 2008 vs. 2007.

Results of Operations for the Three-Month Period Ended March 31, 2009 vs. 2008

Our business plan includes the acquisition of interests in oil and gas exploratory prospects, and in some cases, such as the Pebble Beach Prospect and Steamroller Prospect, we may sell all or part of our working interest and retain an overriding royalty interest in the properties. The nature of these transactions is that they occur irregularly and, therefore, our revenues may fluctuate significantly from period to period.

The Company acquired a 75% working interest in the West Ranch property through a series of transactions occurring in 2007 and began recognizing oil and gas revenues and operating expenses relating to the West Ranch property in the fourth quarter of 2007.  Falling oil prices led us to temporarily shut-in the producing wells on the West Ranch property during the latter part of 2008.  We also elected to temporarily delay further development of the West Ranch wells to divert working capital to fund our legal defense in the Zavanna LLC, et al (“Zavanna”) litigation. As of March 31, 2009, the West Ranch wells continue to be shut in.  Accordingly, the Company has not recognized any revenue from oil and gas sales during the three-month period ended March 31, 2009, compared to oil and gas revenue of $80,257 for the three-month period ended March 31, 2008.  Oil and gas operating expenses totaled $30,009 for the three-month period ended March 31, 2009, which represents costs necessary to maintain the wells during the shut-in period.  Oil and gas operating expenses totaled $209,388 for the three-month period ended March 31, 2008.

As indicated in the footnotes to the financial statements, the Company capitalizes all exploration related costs related to a prospect until it can be determined whether the prospect contains any economically recoverable oil or gas reserves.  In the event that the drilling of exploratory wells is unsuccessful in locating economic reserves, the prospect is abandoned and the related costs are expensed in the current period.  We recognized $2,281 of dry hole costs for the three-month period ended March 31, 2008 which represents residual costs associated with the abandonment of the Quad 14 property in 2007 for which we were not billed until 2008.  No exploratory wells were abandoned in 2008 or to date in 2009.  Accordingly, no dry hole expense was recognized for the three-month period ended March 31, 2009.  It is possible that additional residual costs relating to the abandonment of the Quad 14 property may be received during 2009 as the final accounting for the Quad 14 project is completed.  However, we do not expect these residual costs, if any, to have a material effect on our 2009 financial statements.

As of March 31, 2009, we had $1,599,021 on deposit relating to the drilling of the Quad 41/ 42 Prospect.  We are currently disputing our obligation to participate in the drilling of the Quad 41/42 exploratory well.  As a result, no amounts held on deposit have been released to the project’s operator.  Our management is attempting to determine what amount, if any, we are obligated to pay related to the drilling of the Quad 41/42 exploratory well and what amount of deposited funds, if any, could be returned to the Company.

General and administrative expenses increased from $165,880 for the three-month period ended March 31, 2008 to $221,533 for the three-month period ended March 31, 2009 primarily due to the following:

•
As a result of the hiring our Chief Financial Officer in June 2008, the Company's payroll and related expenses for the three-month period ended March 31, 2009 increased by $34,738 from the same period in 2008.

•
Prior to October 1, 2008, we engaged a third-party consultant to provide us with investor relations services.  Investor relations expenses totaled $18,339 for the three-months ended March 31, 2008 compared to $0 for the three-month period ended March 31, 2009.   All investor relations activities are currently performed by our Chief Financial Officer.

•	We incurred $41,854 in consulting fees related to land management for the three-month period ended March 31, 2009 compared to $18,387 for the same period in 2008.

Stock-based compensation expense for the three-month periods ended March 31, 2009 and 2008 was $110,250 and $76,867, respectively.  The increase is due to stock options that were granted to our CFO and CEO in June and October 2008, respectively.

Professional fees for the three-month period ended March 31, 2009 increased by $105,601 from the same period in 2008 primarily as a result of legal fees incurred in connection with our defense of the litigation brought forth by Zavanna.  Though there is no guarantee that we will successfully do so, we hope to recoup all of our legal expenditures relating to this action, as well as compensation for other damages suffered by the Company in connection with the original suit.

Depreciation, depletion and amortization expense for the three-month period ended March 31, 2009 decreased by $19,841 from the same period in 2008, primarily due to the fact that we wrote off our payments made under the licenses to use specialty down-hole gas/water separation (“DGWS”) equipment in December 2008.  Amortization related to the down-hole licenses totaled $0 and $17,100 for the three months ended March 31, 2009 and 2008, respectively.

We recognized $10,291 of interest income for the three-month period ended March 31, 2009, an increase of $7,624 from the same period in 2008.  The increase is due to interest earned on spud fees which are being held in escrow pending the outcome of the Zavanna litigation.

Results of Operations for the Three-Month Periods Ended March 31, 2008 vs. 2007

During 2007, we acquired working interests that total 75% in the West Ranch property located in Jackson County, Texas. We realized $80,257 in revenue from this property in the three-month period ended March 31, 2008. We had no revenue in the corresponding period in 2007.

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

General and administrative expenses increased from $127,042 for the three-month period ended March 31, 2007, to $165,880 for the corresponding period in 2008. An analysis of the increase in general and administrative expenses, and the relevant components, is as follows:

•	Consulting fees increased from $9,114 in the three-month period ended March 31, 2007, to $18,387 in the corresponding period in 2008, as we began using consultants to monitor our West Ranch property.

•
Salary costs increased by $55,133 for the three-month period ended March 31, 2008, compared to the corresponding period in 2007 as a result of the hiring of our Vice President of Engineering in the second half of 2007 and the hiring of additional administrative staff as a result of our increased activities.

•
We commenced providing health insurance benefits to our employees during 2008 at a cost of $14,966 for the three-month period ended March 31, 2008 compared to $0 for the three-month period ended March 31, 2007.

We determine the value of options granted to employees and directors and amortize that value over the vesting period of each option. Such value is recorded as stock-based compensation, which increased from $46,046 for the three-month period ended March 31, 2007, to $76,867 in for the three-month period ended March 31, 2008.  The increase was the result of additional stock options granted to our employees during the second half of 2007.

We realized $2,667 in interest income in the three-month period ended March 31, 2008, compared to $15,285 in the corresponding period in 2007. The decrease in interest income resulted from a decrease in the amounts that we have on deposit related to the Quad 14 and Quad 41/42 properties.

In October 2007, we acquired from entities partially-owned by our Chairman and Chief Executive Officer certain exploratory oil and gas leases and an option (“Option”) to acquire 100% of a natural gas production opportunity which employs specialty down-hole gas/water separation equipment.  Under the Option agreement, the Company can, after meeting certain obligations, purchase all of the outstanding shares of such related entity in exchange for 25 million shares of its common stock.

The Company has made the following up-front payments to acquire the Option:

1) $125,000 to the related entity for certain the oil and gas leases in Alberta, Canada.

2) $20,000 to the related entity as reimbursement for amounts paid to Zavanna Canada Corp in connection with licenses to the DGWS equipment.

The Company has the following periodic obligations in order to retain the Option which expires on December 31, 2010:

1)	Payments of $20,000 to the related entity each six months commencing on June 30, 2008 through June 30, 2010.

2)	Payments to the related entity of $250,000 on each of December 31, 2008 and December 31, 2009. These amounts may be paid in either cash or with shares of our common stock.

3)	Drill and equip two wells with DGWS equipment; one before December 31, 2008 and the other before December 31, 2010.

4)
Pay to one DGWS manufacturer $25,000 in September 2007 and further to purchase ten DGWS devices each year, beginning in 2008, at a cost of $3,800 per device in order to maintain exclusive equipment supply. In addition, the grantor of the license will receive a 1% royalty on each well using the device.  The license expires in January 2012 and can be extended for 5 years at a cost of $300,000.

5)
Payments to a second DGWS manufacturer of $35,000 on March 30, 2008 and future annual payments of $10,000. The Company is required to pay $500 for each device used and give to the grantor of the license a 5% working interest in each well using the device.  The Company is required to purchase and install in Canada 20 devices by March 31, 2008.

6)	Payments to the second DGWS manufacturer of $6,000 by March 31 of each year and give to the grantor of the license a 5% working interest in each well using the device in the state of Utah.

As a result of the on-going litigation with Zavanna, and its associated negative impact on the Company’s working capital position, the Company was unable to meet all of the obligations under the Option agreement.  Consequently, in December 2008, we received a notification from one of the related entities of its desire to remarket the DGWS natural gas opportunity to third parties.  As a result, the original Option agreement between the Company and the related entity was amended.  The amended agreement relieves the Company of its obligation to make the $250,000 payments to the related entity, originally scheduled for December 2008 and 2009, and enables the related entity to freely market the technology.  Furthermore, the related entity has agreed to work in good faith to reimburse the Company for its investment in the original technology and to secure the granting of a 1% overriding royalty interest in favor of the Company for any wells in which the technology is used to generate production.  As a result of the amended agreement, the Company has been relieved of its liability to the related entities and has reduced the carrying value of the licenses by $500,000.  In addition, the Company has removed the licenses from its balance sheet and reclassified its DGWS tools as Assets Held for Sale as of December 31, 2008.

 Liquidity and Capital Resources

As of March 31, 2009, our assets totaled $7,046,761, which included cash balances of $286,364 and investments in oil and gas properties of $4,220,670, net of accumulated depletion.  In addition, we have recorded a $750,000 receivable for spud fees earned in 2008 and have $1,599,021 on deposit related to our interest in the Quad 41/42 prospect.  In May 2009, we collected $730,000 of the spud fees owed to us that were previously held in escrow.  A portion of these funds was used to settle amounts owed to Rover Resources Inc. connection with our working interest in the Pebble Beach Prospect, totaling $444,835.

We anticipate spending $2,245,000 for improvement to our West Ranch property over the next several years.  Since the Company has historically generated net losses and negative cash flows, it is likely that we will need to obtain additional working capital in order to fund these expenditures.   Historically, we have successfully raised additional operating capital through private equity funding sources.  With that in mind, our management is refining its business plan regarding various funding options.  However, no assurances can be given that the Company will be able to obtain sufficient working capital through the sale of its common stock and/or borrowing or that the development and implementation of the Company’s business plan will generate sufficient future revenues to sustain ongoing operations. In addition, as discussed below, our ability to pursue additional revenue-generating opportunities has been hampered by our involvement in the Zavanna litigation.  It is likely that we will continue to incur significant legal fees until the litigation is ultimately resolved.  The combination of these factors raises substantial doubt with our auditor about the Company’s ability to continue as a going concern.

On November 2007, we were served with a complaint alleging breach of contract, misappropriation of confidential and proprietary information and of trade secret and claims under the Colorado Uniform Trade Secrets Act, fraud, declaratory relief declaring any agreements of release to be void and unenforceable as they were obtained by fraudulent inducement, declaration of accounting and constructive trust for all proceeds and profits from the alleged misappropriation, injunctive relief for return of all allegedly misappropriated information and cessation of use, civil theft of business values, and tortuous interference with contract. The Plaintiffs seek compensatory and punitive damages in an unspecified amount, prejudgment interest, declaratory relief, injunctive relief, accounting, and attorneys’ fees. Management believes the causes of action are without merit and intends to defend its rights vigorously. In January 2008, we filed a countersuit claiming abuse of process, intentional interference with an existing business and contractual relations, commercial disparagement and conspiracy.  The lawsuit has continued to negatively impact our ability to pursue additional opportunities and/or acquire additional oil and gas prospects.  A further result of the lawsuit has been the sale of certain assets in order to fund our ongoing operations.  The litigation is currently in the discovery phase.  As of the date of this report, the ultimate outcome of the litigation cannot be reasonably estimated.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements at March 31, 2009.

ITEM 4T. CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.  Based on these evaluations, our certifying Officers have concluded, subject to the limitations noted below, that, as of the end of the period covered by this Quarterly Report on Form 10-Q:

(a)           Our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and

(b)           Our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act was accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent or detect all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely materially to affect, our internal controls over financial reporting.

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

10.20*	Agreement To Terminate DGWS Option.

10.21*	Amended and Restated Employment Agreement by and between Eternal Energy Corp. and Craig Phelps dated August 1, 2007.

10.22*	Employment Agreement by and between Eternal Energy Corp. and Kirk A. Stingley dated June 2, 2008.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

* Filed herewith.

** Portions omitted pursuant to a request for confidential treatment.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETERNAL ENERGY CORP. (Registrant)

May 15, 2009	/s/ Bradley M. Colby
Bradley M. Colby President and Chief Executive Officer