Form 10-Q
period 2009-06-30
Eternal Energy Corp.
filed 2009-08-14
CIK 1282613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

44,550,000 shares of common stock issued and outstanding at August 13, 2009.

ETERNAL ENERGY CORP.
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2009

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Eternal Energy Corp.

Condensed Financial Statements (Unaudited)

As of June 30, 2009,
For Each of the Three-Month and Six-Month Periods Ended June 30, 2009 and 2008

Eternal Energy Corp.

Index to the Condensed Financial Statements (Unaudited)

As of June 30, 2009,
For Each of the Three-Month and Six-Month Periods Ended June 30, 2009 and 2008

Eternal Energy Corp.

Condensed Balance Sheet

June 30, 2009

ASSETS
	June 30, 2009 (Unaudited)	December 31, 2008
Current assets:
Cash	$297,691	$727,701
Accounts receivable	20,833	-
Prepaid expenses	6,054	9,266
Total current assets	324,578	736,967
Receivable	20,000	750,000
Equipment and leasehold improvements, net of accumulated depreciation and amortization of $74,721 and $63,902 respectively	61,692	60,242
Oil and gas properties – subject to amortization, net of accumulated depletion of $57,667	2,438,097	2,320,501
Oil and gas properties – not subject to amortization	1,826,913	1,830,469
Assets held for sale	57,000	38,000
Deposits	1,620,366	1,604,366
Total assets	$6,348,646	$7,340,545
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$185,870	$98,807
Accrued officer’s compensation	43,101	43,101
Accrued oil and gas interests	-	444,738

Total liabilities	$228,971	$586,646

Commitments and contingencies

Stockholders' equity:
Common stock, $.001 par value, 875,000,000 shares authorized, 44,550,000 shares issued and outstanding, respectively	44,550	44,550
Additional paid-in capital	8,968,644	8,769,369
Accumulated deficit	(2,893,519)	(2,060,020)
Total stockholders' equity	6,119,675	6,753,899
Total liabilities and stockholders' equity	$6,348,646	$7,340,545

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Condensed Statements of Operations (Unaudited)

For Each of the Three-Month and Six-Month Periods Ended June 30, 2009 and 2008

	For the Three-Month Period Ended		For the Six-Month Period Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Gain on sale of prospects		1,100,139		1,100,139
Oil and gas sales	4,533	56,816	4,533	137,073
Spud fee revenue	-	-		250,000
Total revenue	4,533	1,156,955	4,533	1,487,212
Operating expenses:
Oil and gas operating expenses	3,326	187,838	33,334	397,226
Down-hole gas and water license royalties	-	-	-	51,000
Impairment of oil and gas properties	-	(1,194)	-	1,087
General and administrative	167,511	158,934	389,046	288,016
Stock based compensation	89,025	78,871	199,275	155,737
Professional fees	86,586	132,954	223,339	200,915
Depreciation, amortization and depletion expense	10,819	35,812	20,052	64,886
Total operating costs	357,267	593,225	865,046	1,158,867
Total operating income (loss)	352,734	563,730	(860,513)	328,345
Interest income	16,722	705	27,014	3,372
Net income (loss)	$(336,012)	$564,435	$(833,499)	$331,717
Net income (loss) per common share -
Basic	$(0.01)	$0.01	$(0.02)	$0.01
Diluted	$(0.01)	$0.01	$(0.02)	$0.01
Weighted average number of shares outstanding -
Basic	44,550,000	44,550,000	44,550,000	44,550,000
Diluted	44,550,000	44,583,333	44,550,000	44,572,222

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Condensed Statements of Cash Flows (Unaudited)

For the Six-Month Periods Ended June 30, 2009 and 2008

	For the Six-Month Period Ended June 30, 2009	For the Six-Month Period Ended June 30, 2008
Cash flows provided by (used in) operating activities:
Net income (loss)	$(833,499)	$331,717
Adjustments to reconcile net loss to net cash used by operating activities:
Non cash transactions:
Stock-based compensation	199,275	155,738
Depreciation, depletion and amortization	20,052	64,886
Changes in operating assets and liabilities:
(Increase) decrease in receivables	709,167	(266,319)
Decrease in prepaid expense	3,212	14,242
Increase in deposits	(16,000)	-
Increase (decrease) in accounts payable and accrued liabilities	87,063	(68,740)
Net cash used in operating activities	169,270	231,524
Cash flows used in investing activities:
Return of drilling deposits	-	121,452
Additions to oil and gas properties	(558,778)	(57,628)
Additions to equipment and leasehold improvements	(40,502)	(22,479)
Net cash used in investing activities	(599,280)	41,345
Net increase in cash	(430,010)	272,869
Cash - beginning of period	727,701	791,891
Cash - end of period	$297,691	$1,064,760

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Condensed Statements of Cash Flows (Unaudited)

For the Six-Month Periods Ended June 30, 2009 and 2008

Supplemental Disclosure of Cash Flow Information

	For the Six-Month Period Ended June 30, 2009	For the Six-Month Period Ended June 30, 2008
Cash paid during the three-month and six-month period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Notes to the Condensed Financial Statements (Unaudited)

As of June 30, 2009, and
For Each of the Three-Month and Six-Month Periods Ended June 30, 2009 and 2008

1.       Description of Business

Eternal Energy Corp. (the "Company") was incorporated in the state of Nevada in March 2003. The Company engages in the acquisition, exploration, development and producing of oil and gas properties. At June 30, 2009, the Company has entered into participation agreements related to oil and gas exploration projects in the Big Sand Spring Valley Prospect located in Nye County, Nevada, and the Pebble Beach Prospect, located in Divide County, North Dakota, and Sheridan County, Montana and Saskatchewan, Canada.  The Company also owns a 75% working interest in certain leases located within the Southwest Extension of the West Ranch Field, located in Jackson County, Texas. In addition, the Company owns certain overriding royalty interests in oil and gas leases located in San Juan County, Utah and San Miguel County, Colorado.

2.       Correction of an Error and Reclassifications

In March 2009, the Company discovered that certain transactions reported in its 2008 interim financial statements were recorded incorrectly.  Specifically, the Company has amended its timing with respect to the recognition of certain spud fee revenue to better match the revenues with the corresponding drilling activities and has revised its cost of prospects sold figure for 2008 to include only that portion of the Pebble Beach Prospect that was owned beneficially through its investment in Pebble Petroleum.  In addition, amounts advanced to Rover Resources Inc. were improperly recorded as investments in oil and gas properties and subsequently expensed upon the sale of the Company’s investment in Pebble Petroleum.  Given the materiality of the affected transactions and related account balances, the Company has elected to restate its 2008 interim financial statements in order to correct the errors

Certain amounts from the previous year have been reclassified to conform to the current period presentation.

3.       Summary of Significant Accounting Policies

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

The Company has evaluated subsequent events through August 13, 2009, the date that the financial statements were issued and included in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009.

Eternal Energy Corp.

Notes to the Condensed Financial Statements (Unaudited)

As of June 30, 2009, and
For Each of the Three-Month and Six-Month Periods Ended June 30, 2009 and 2008

Revenue Recognition

The Company records the sale of its interests in prospects as a reduction to the cost pool when the terms of the transaction are final and the sales price is determinable. Spud fee revenue is recognized when drilling commences.  Working interest, royalty and net profit interests are recognized as revenue when oil and gas is sold.

Concentration of Credit Risk

At June 30, 2009, the Company had $47,691 on deposit in excess of the United States (FDIC) federal insurance limit of $250,000 per bank. The Company believes this credit risk is mitigated by the financial strength of the financial institution.

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

Oil and Gas Properties

The Company follows the full cost method of accounting for its investments in oil and gas properties. Under the full cost method, all costs associated with the exploration of properties are capitalized into appropriate cost centers within the full cost pool.  Internal costs that are capitalized are limited to those costs that can be directly identified with acquisition, exploration, and development activities undertaken and do not include any costs related to production, general corporate overhead, or similar activities.  Cost centers are established on a country-by-country basis.

Eternal Energy Corp.

Notes to the Condensed Financial Statements (Unaudited)

As of June 30, 2009, and
For Each of the Three-Month and Six-Month Periods Ended June 30, 2009 and 2008

Capitalized costs within the cost centers are amortized on the unit-of-production basis using proved oil and gas reserves.  The cost of investments in unproved properties and major development projects are excluded from capitalized costs to be amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such a determination is made, the properties are assessed annually to ascertain whether impairment has occurred.  The costs of drilling exploratory dry holes are included in the amortization base immediately upon determination that the well is dry.

For each cost center, capitalized costs are subject to an annual ceiling test, in which the costs shall not exceed the cost center ceiling.  The cost center ceiling is equal to i) the present value of estimated future net revenues computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions;  plus ii) the cost of properties not being amortized; plus iii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less iv) income tax effects related to differences between the book and tax basis of the properties.  If unamortized costs capitalized within a cost center, less related deferred income taxes, exceed the cost center ceiling, the excess is charged to expense and separately disclosed during the period in which the excess occurs.

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

Eternal Energy Corp.

Notes to the Condensed Financial Statements (Unaudited)

As of June 30, 2009, and
For Each of the Three-Month and Six-Month Periods Ended June 30, 2009 and 2008

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

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123(R) to share-based employee compensation, using the straight-line method for all options outstanding, for the following periods:

	For the Three-Month Period Ended		For the Six-Month Period Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net income (loss), as reported	$(336,012)	$564,435	$(833,499)	$331,717
Total stock-based
employee compensation
expense determined
under fair value based
method for all awards, net
of related tax effect	-	(15,605)	-	(31,210)
Pro forma net income (loss)	$(336,012)	$548,830	$(833,499)	$300,507
Income (loss) per share:
Basic and diluted – as
reported	$(0.01)	$0.01	$(0.02)	$0.01
Basic and diluted – pro
forma	$(0.01)	$0.01	$(0.02)	$0.01

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed in the same way as basic earnings (loss) per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per common share for the three-month and six month periods ended June 30, 2009 and 2008 is computed in the same way as basic earnings (loss) per common share, as the inclusion of additional common shares that would be outstanding if all potential common shares had been issued would be anti-dilutive.  See Note 7 for the calculation of basic and diluted weighted average common shares outstanding for the three-month and six month periods ended June 30, 2009 and 2008.

Eternal Energy Corp.

Notes to the Condensed Financial Statements (Unaudited)

As of June 30, 2009, and
For Each of the Three-Month and Six-Month Periods Ended June 30, 2009 and 2008

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

Eternal Energy Corp.

Notes to the Condensed Financial Statements (Unaudited)

As of June 30, 2009, and
For Each of the Three-Month and Six-Month Periods Ended June 30, 2009 and 2008

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

Eternal Energy Corp.

Notes to the Condensed Financial Statements (Unaudited)

As of June 30, 2009, and
For Each of the Three-Month and Six-Month Periods Ended June 30, 2009 and 2008

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under SFAS No.165, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. As it relates to the Company, this standard was effective beginning April 1, 2009. The additional disclosures required by this standard are included in Note 3.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162,” and approved the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative nongovernmental US GAAP. The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. As it relates to the Company, the Codification is effective July 1, 2009 and will require future references to authoritative US GAAP to coincide with the appropriate section of the Codification. Accordingly, this standard will not have an impact on the Company’s results of operations or financial condition.

Eternal Energy Corp.

Notes to the Condensed Financial Statements (Unaudited)

As of June 30, 2009, and
For Each of the Three-Month and Six-Month Periods Ended June 30, 2009 and 2008

4.       Equipment and Leasehold Improvements

The following is a summary of equipment and improvements, at cost, as of June 30, 2009:

Office equipment	$88,904
Leasehold improvements	47,509
Total equipment and improvements	136,413
Less: accumulated depreciation	(74,721)
Equipment and improvements, net	$61,692

Depreciation expense for the six-month periods ended June 30, 2009 and 2008 was $20,502 and $17,591, respectively.

During 2008, the Company purchased $38,000 of Down-Hole Gas/Water Separation (“DGWS”) tools.  An additional $19,000 of DGWS tools was purchased during the six-month period ended June 30, 2009.  Due to the fact that the Company was subsequently unable to exercise its option to acquire 100% of the DGWS opportunity, as discussed in Note 9, the Company has no plans to utilize the tools in the near future.  The Company’s management does not believe that the value of the tools has been impaired and plans to market the tools to other exploration and development companies.  Accordingly, the down-hole tools have been classified as Assets Held for Sale on the Company’s balance sheet as of June 30, 2009 and December 31, 2008.

5.       Oil and Gas Properties

As of June 30, 2009 and 2008, the Company’s cost centers are as follows:

	2009		2008
	Amortizable	Non-Amortizable	Amortizable	Non-Amortizable
United States	$2,495,764	$1,825,470	$2,354,864	$1,446,980
Canada	-	1,443	-	1,443
The North Sea	-	-	-	-
Total	$2,495,764	$1,826,913	$2,365,864	$1,448,423

Eternal Energy Corp.

Notes to the Condensed Financial Statements (Unaudited)

As of June 30, 2009, and
For Each of the Three-Month and Six-Month Periods Ended June 30, 2009 and 2008

Producing Properties

The Company owns a 75% working interest in certain leases located within the Southwest Extension of the West Ranch Field, located in Jackson County, Texas.

The net capitalized cost of this property is summarized below:

Acquisition cost	$1,906,764
Development costs	589,000
2,495,764
Depletion	(57,667)
Balance at June 30, 2009	$2,438,097

Exploratory Prospects

The Company has entered into participation agreements in five exploratory oil and gas properties. Each of the five exploratory projects is excluded from its respective amortizable cost pool.  Each prospect’s costs will be transferred into the amortization base on an ongoing (well-by-well or property-by-property) basis as the prospect is evaluated and proved reserves established or impairment determined. Two of the five properties have been abandoned. The Company has a working interest and/or overriding royalty interest in the wells on the remaining properties, if they are successful. The Company paid certain amounts upon execution of the agreements and is obligated to share in the drilling costs of the exploratory wells. In addition, the Company has agreed to issue shares of its common stock based upon the proven reserves of the property.

United States

Big Sand Spring Valley Prospect

In 2005, The Company acquired a 50% working interest in the Big Sand Spring Valley Prospect (the “BSSV Prospect”) and an option to acquire a 50% working interest in an additional prospect, for an initial payment of $667,000 and the obligation for a future payment of $2,000,000, which represented 50% of the estimated initial drilling costs in the BSSV Prospect. In 2006, the Company acquired the other 50% working interest in the BSSV Prospect in exchange for cash payments totaling $300,000 and the transfer of the Company’s option on the additional prospect.  Under the terms of the participation agreement, the Company is obligated to issue one million shares of its common stock for each ten million equivalent barrels of net proven oil reserves developed on the BSSV Prospect. As of June 30, 2009, the Company’s investment in the BSSV Prospect totals $1,292,229.  No exploratory wells have been drilled in BSSV Prospect to date.  Unless annual rentals are renewed, the oil and gas leases relating to the BSSV Prospect will expire in August 2009.  As of June 30, 2009, the Company’s management has not yet determined if the annual rentals will be renewed.  This property is evaluated for impairment annually.  There were no impairments evident at June 30, 2009.

Eternal Energy Corp.

Notes to the Condensed Financial Statements (Unaudited)

As of June 30, 2009, and
For Each of the Three-Month and Six-Month Periods Ended June 30, 2009 and 2008

Steamroller Prospect

The Company currently owns various overriding royalty interests under approximately 20,172 net acres in Utah and Colorado, located within the Steamroller Prospect.  In addition, the Company is entitled to receive an overriding royalty interest on any additional leasehold interest acquired by its working interest partners in an area of mutual interest (“AMI”) between the parties.  The AMI covers approximately 3,571,200 gross acres.  This property is evaluated for impairment annually.  There were no impairments evident at June 30, 2009.

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

In August 2007, Heartland changed its name to Ryland Oil Corporation (“Ryland”).  As of March 31, 2009, Pebble owns approximately 324,590 gross and net acres in the Pebble Beach Prospect in SE Saskatchewan, Canada in which the Company owns a five percent (5%) gross overriding royalty.  In addition, Ryland’s US subsidiary, Rover Resources Inc. (“Rover”) has acquired approximately 61,572 gross and 35,264 net acres principally located in Divide County, North Dakota, within the Pebble Peach Prospect.  The Company owns a ten percent (10%) working interest in these properties. As of June 30, 2009, the Company’s working interest expenditures in the North Dakota property total $533,242.

Eternal Energy Corp.

Notes to the Condensed Financial Statements (Unaudited)

As of June 30, 2009, and
For Each of the Three-Month and Six-Month Periods Ended June 30, 2009 and 2008

This property is evaluated for impairment annually.  There were no impairments evident at June 30, 2009.  The property is currently in an evaluation phase.  The Company does not expect that a determination will be made on the viability of the property within the next twelve months.

Prospects Sold

In May 2007, the Company sold its 5% equity interest in Pebble. Per the terms of the Pebble sale, the Company retained a 5% gross overriding royalty interest in each well drilled on certain acreage that Pebble holds rights to in SE Saskatchewan, Canada.  In addition, the Company obtained the right to receive $250,000 for each of the first eight wells drilled on the property. The Company recognizes these amounts as “spud fee” revenue when drilling commences.  As of June 30, 2009, all eight of the initial wells have been drilled, for which the Company has earned $2,000,000 in spud fees.  As of June 30, 2009, the purchaser is holding $20,000 in spud fees owed to the Company in escrow.

In June 2008, the Company sold its 50% working interest in the Steamroller Prospect.  Gross proceeds from the sale were $1,190,160, resulting in a $936,678 gain on the transaction. Once the prospect was sold, the capitalized costs were moved from the group excluded from amortization to the amortizable group.  The Company did not record the sales of the unproven prospect as an adjustment to capitalized costs because the gain on the sale would have significantly altered the relationship between capitalized costs and proved reserves of oil and gas in the United States cost center.  Under the terms of the sale, the Company retained an overriding royalty on production from the property sold, as well as an overriding royalty on production from any properties acquired in an area of mutual interest which the purchaser may develop in the future.

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

Once no viable reserves were discovered, the Company’s investment in the North Sea was included in the amortizable cost pool and the entire capitalized cost was charged to expense in 2007 because the costs exceeded the cost center ceiling due to lack of future revenue or any fair value of the property. A portion of the monies that were held on deposit relating to the Company’s working interest in the Quad 14 Project and released to the operator in 2007were subsequently returned to the Company in 2008 and has been recognized as revenue during the current year.

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

The Company recorded impairments related to the North Sea projects as follows:

		Restated
	2009	2008
Quad 14	$-	$1,087
Quad 41/42	-	-
Totals	$-	$1,087

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

Eternal Energy Corp.

Notes to the Condensed Financial Statements (Unaudited)

As of June 30, 2009, and
For Each of the Three-Month and Six-Month Periods Ended June 30, 2009 and 2008

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

As discussed in Note 10, the litigation was favorably settled in July 2009.

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

Eternal Energy Corp.

Notes to the Condensed Financial Statements (Unaudited)

As of June 30, 2009, and
For Each of the Three-Month and Six-Month Periods Ended June 30, 2009 and 2008

Lease Obligation

In December 2008, the Company renegotiated its lease for its corporate offices. The new lease has a term of 36 months and expires on December 31, 2011. Rents remaining as of June 30, 2009 under this lease are as follows:

Amount
2009 (remaining)	$31,268
2010	62,537
2011	64,140
2012	-
2013	-
Total	$157,945

Gross rent expense for the three-month periods ended June 30, 2009 and 2008 was $19,418 and $16,158, respectively.  Gross rent expense for the six-month periods ended June 30, 2009 and 2008 was $38,837 and $32,049, respectively.

7.       Earnings (Loss) Per Share

The following is a reconciliation of the number of shares used in the calculation of basic earnings (loss) per share and diluted earnings (loss) per share for the three-month and six-month periods ended June 30, 2009 and 2008:

	For the Three-Month Period Ended June 30,		For the Six-Month Period Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$(336,012)	$564,435	$(833,499)	$331,717
Weighted-average number of
common shares outstanding	44,550,000	44,550,000	44,550,000	44,550,000
Incremental shares from the
assumed exercise of dilutive stock
options	-	66,666	-	66,666
Diluted common shares outstanding	44,550,000	44,616,666	44,550,000	44,616,666
Diluted earnings (loss) per share	$(0.01)	$0.01	$(0.02)	$0.01

The following securities were not included in the computation of diluted net earnings (loss) per share as their effect would have been anti-dilutive:

	June 2009	June 2008
Stock Options	5,543,800	4,543,800
Warrants	-	12,924,000

Eternal Energy Corp.

Notes to the Condensed Financial Statements (Unaudited)

As of June 30, 2009, and
For Each of the Three-Month and Six-Month Periods Ended June 30, 2009 and 2008

8.       Equity Transactions

Issuance of Stock Options

In March 2008, the Board of Directors ratified the grant of options to purchase 100,000 of its common shares a consultant. The stock options were originally approved by management on August 1, 2007.  These options vest over 1 year, have a life of 5 years and have an exercise price of $0.20 per share, the market price on the effective date of grant.  Under the corresponding stock option agreement, 33,333 options vested at the time the agreement was executed with an additional 33,333 options vesting at the end of each six-month period from the grant date.  As of June 30, 2009, all 100,000 stock options are exercisable.

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

A summary of stock option activity for the six-month period ended June 30, 2009 and the year ended December 31, 2008 is presented below:

	Optionse	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding at December 31, 2007	3,393,800	$0.67	3.5 years
Options granted	2,150,000	$0.19	4.5 years
Options exercised	-	-	-
Options expired	-	-	-
Options forfeited	-	-	-
Outstanding at December 31, 2008	5,543,800	$0.46	3.4 years
Options granted	-	-	-
Options exercised	-	-	-
Options expired	-	-	-
Options forfeited	-	-	-
Outstanding at June 30, 2009	5,543,800	$0.46	2.9 years

Exercisable at June 30, 2009	4,093,800	$0.55	2.5 years

Eternal Energy Corp.

Notes to the Condensed Financial Statements (Unaudited)

As of June 30, 2009, and
For Each of the Three-Month and Six-Month Periods Ended June 30, 2009 and 2008

The assumptions used in the Black-Scholes option pricing model for the stock options granted during the year ended December 31, 2008 were as follows:

Risk-free interest rate	2.77-3.25%
Expected volatility of common stock	101%
Dividend yield	$0.00
Expected life of options	5 years
Weighted average fair market value of options granted	$0.18

Warrants

A summary of warrant activity for the six-month period ended June 30, 2009 and the year ended December 31, 2008 is presented below:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2007	12,924,000	$1.16
Issued	-	-
Exercised	-	-
Expired	(12,924,000)	$(1.16)
Forfeited	-	-
Outstanding, December 31, 2008	-	$-
Issued	-	-
Exercised	-	-
Expired	-	-
Forfeited	-	-
Outstanding, June 30, 2009	-	$-

Exercisable, June 30, 2009	-	$-

Warrants to purchase 11,676,000 expired in March 2008.  Warrants to purchase 1,248,000 shares expired in May 2008.

Eternal Energy Corp.

Notes to the Condensed Financial Statements (Unaudited)

As of June 30, 2009, and
For Each of the Three-Month and Six-Month Periods Ended June 30, 2009 and 2008

Shares Reserved for Future Issuance

As of June 30, 2009, the Company has reserved shares for future issuance upon exercise of outstanding options and warrants as follows:

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

Eternal Energy Corp.

Notes to the Condensed Financial Statements (Unaudited)

As of June 30, 2009, and
For Each of the Three-Month and Six-Month Periods Ended June 30, 2009 and 2008

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

As a result of the on-going litigation with Zavanna LLC, et al, and its associated negative impact on the Company’s working capital position, the Company was unable to meet all of the obligations under the Option agreement.  Consequently, in December 2008, the Company received a notification from one of the related entities of its desire to attempt to re-market the DGWS natural gas opportunity to third parties.  As a result, the original Option agreement between the Company and the related entity was amended.  The amended agreement relieves the Company of its obligation to make the $250,000 payments to the related entity, originally scheduled for December 2008 and 2009, and enables the related entity to attempt to freely market the technology and opportunity.  Furthermore, the related entity has agreed to work in good faith to reimburse the Company for its investment in the original technology and to secure the granting of a 1% overriding royalty interest in favor of the Company for any wells in which the technology is used to generate production.  As a result of the amended agreement, the Company has been relieved of its liability to the related entities and has reduced the carrying value of the licenses by $500,000.  In addition, the Company has removed the licenses from its balance sheet and reclassified $57,000 of DGWS tools as Assets Held for Sale as of June 30, 2009.

10.      Subsequent Event

In July 2009, the Company favorably settled its litigation with Zavanna LLC, et al.  Under the terms of the settlement agreement, the plaintiffs agreed to pay the Company $255,000 and to dismiss with prejudice all claims against the Company and its President, Brad Colby, in exchange for the Company’s dismissal with prejudice of all counterclaims made by the Company.  The Company anticipates that the full amount of the settlement proceeds will be received during the third quarter of 2009.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

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

Results of Operations for the Three-Month Period Ended June 30, 2009 vs. 2008

Our business plan includes the acquisition of interests in oil and gas exploratory prospects, and in some cases, such as the Pebble Beach Prospect and Steamroller Prospect, we may sell all or part of our working interest and retain an overriding royalty interest in the properties. The nature of these transactions is that they occur irregularly and, therefore, our operating results may fluctuate significantly from period to period.

The Company acquired a 75% working interest in the West Ranch property through a series of transactions occurring in 2007 and began recognizing oil and gas revenues and operating expenses relating to the West Ranch property in the fourth quarter of 2007.  Falling oil prices led us to temporarily shut-in the producing wells on the West Ranch property during the latter part of 2008.  We also elected to temporarily delay further development of the West Ranch wells to divert working capital to fund our legal defense in the Zavanna LLC, et al (“Zavanna”) litigation. As of June 30, 2009, the West Ranch wells continue to be shut in.  Accordingly, the Company has not recognized any revenue from oil and gas sales during the three-month period ended June 30, 2009, compared to oil and gas revenue of $56,816 for the three-month period ended June 30, 2008.  Oil and gas operating expenses totaled $3,326 for the three-month period ended June 30, 2009, which represents costs necessary to maintain the wells during the shut-in period.  Oil and gas operating expenses totaled $187,838 for the three-month period ended June 30, 2008.

As of June 30, 2009, we had $1,615,021 on deposit relating to the drilling of the Quad 41/ 42 Prospect.  We are currently disputing our obligation to participate in the drilling of the Quad 41/42 exploratory well.  As a result, no amounts held on deposit have been released to the project’s operator.  Our management is attempting to determine what amount, if any, we are obligated to pay related to the drilling of the Quad 41/42 exploratory well and what amount of deposited funds, if any, could be returned to the Company.

General and administrative expenses increased from $158,934 for the three-month period ended June 30, 2008 to $167,511 for the three-month period ended June 30, 2009 primarily due to the following:

•
As a result of the hiring our Chief Financial Officer in June 2008, the Company's payroll and related expenses for the three-month period ended June 30, 2009 increased by $24,753 from the same period in 2008.

•
Prior to October 1, 2008, we engaged a third-party consultant to provide us with investor relations services.  Investor relations expenses totaled $12,034 for the three-months ended June 30, 2008 compared to $0 for the three-month period ended June 30, 2009.   All investor relations activities are currently performed by our Chief Financial Officer.

•
Consulting fees for the three-month period ended June 30, 2009 related to land management declined by $16,688 from the same period in 2008.  We reduced our lease acquisition activity in 2009 in order to fund our defense of the Zavanna litigation, as discussed below.

Stock-based compensation expense for the three-month periods ended June 30, 2009 and 2008 was $89,025 and $78,871, respectively.  The increase is due to stock options that were granted to our CFO and CEO in June and October 2008, respectively.

Professional fees for the three-month period ended June 30, 2009 decreased by $46,368 from the same period in 2008 primarily as a result lower audit fees as well as lower legal fees incurred in connection with our defense of the litigation brought forth by Zavanna.  As discussed below, the litigation with Zavanna LLC, et al was favorably settled in July 2009.  Legal fees for May and June 2009 declined as settlement talks neared their conclusion.

Depreciation, depletion and amortization expense for the three-month period ended June 30, 2009 decreased by $24,993 from the same period in 2008, primarily due to the fact that we wrote off our payments made under the licenses to use specialty down-hole gas/water separation (“DGWS”) equipment in December 2008.  Amortization related to the down-hole licenses totaled $0 and $17,100 for the three months ended June 30, 2009 and 2008, respectively.  In addition, we did not recognize any depletion expense related to the West Ranch property as there was no production during the current quarter.

We recognized $16,722 of interest income for the three-month period ended June 30, 2009, primarily related to our North Sea deposit.  Interest income related to the North Sea deposit was not accrued in the first half of 2008, but rather, was recognized in the fourth quarter.

Results of Operations for the Six-Month Period Ended June 30, 2009 vs. 2008

As noted above, our West Ranch wells have been temporarily shut in since late 2008.  Accordingly, we have not recognized any oil and gas sales revenue related to the West Ranch property in 2009.  We are currently refining our strategy to waterflood the wells in order to stimulate production from these wells.  We anticipate reinstating our waterflood activities during the second half of 2009.  The Company has incurred $33,334 of oil and gas operating expenses related to the West Ranch property during the six-month period ended June 30, 2009.  The incurrence of these costs was required in order to maintain the wells during the shut-in period.

In April 2009, we began receiving royalty payments associated with our 5% gross overriding royalty interest in certain properties located in Saskatchewan, Canada.  We recognized $4,533 of oil and gas sales revenue associated with these overrides during the six-month period ended June 30, 2009.

General and administrative expenses increased from $288,016 for the six-month period ended June 30, 2008 to $389,046 for the six-month period ended June 30, 2009 primarily due to the following:

•
Payroll and related expenses for the six-month period ended June 30, 2009 increased by $74,817 from that of the prior year primarily as a result of the hiring our Chief Financial Officer in June 2008 as well granting a salary increase to our Vice President of Engineering in October 2008.

•
Prior to October 1, 2008, we engaged a third-party consultant to provide us with investor relations services.  Investor relations expenses totaled $30,374 for the six-months ended June 30, 2008 compared to $0 for the six-month period ended June 30, 2009.   All investor relations activities are currently performed by our Chief Financial Officer.

•	Office rent expense increased by $7,388 for the six-month period ended June 30, 2009 compared to the same period in the prior year as a result of entering into to a new office lease in January 2009.

•
Travel and entertainment expenses for the six-month period ended June 30, 2009 and 2008 were $5,372 and $16,085, respectively.  The decrease is primarily due to management’s decision to reduce business development activities until the Company’s cash position can be strengthened.

Stock-based compensation expense for the six-month periods ended June 30, 2009 and 2008 was $199,275 and $155,737, respectively.  The increase is due to stock options that were granted to our CFO and CEO in June and October 2008, respectively.

Professional fees for the six-month period ended June 30, 2009 increased by $22,424 from the same period in 2008 primarily as a result of legal fees incurred in connection with our defense of the litigation brought forth by Zavanna.

Depreciation, depletion and amortization expense for the six-month period ended June 30, 2009 decreased by $44,834 from the same period in 2008, primarily due to the fact that we wrote off our payments made under the licenses to use specialty down-hole gas/water separation (“DGWS”) equipment in December 2008.  Amortization related to the down-hole licenses totaled $0 and $34,200 for the six months ended June 30, 2009 and 2008, respectively.  In addition, we have not recognized any depletion expense in 2009 related to our West Ranch wells due to the fact that the wells remain shut-in.  Depletion expense related to our West Ranch wells totaled $13,095 for the six-month period ended June 30, 2008.

We recognized $27,014 of interest income for the six-month period ended June 30, 2009, an increase of $23,642 from the same period in 2008.  The increase is due to interest earned on our North Sea deposit as well as on spud fees which were being held in escrow pending the outcome of the Zavanna litigation.  Interest income related to the North Sea deposit was not recognized in 2008 until the fourth quarter.

 Liquidity and Capital Resources

As of June 30, 2009, our assets totaled $6,348,646, which included cash balances of $297,691 and investments in oil and gas properties of $4,265,010, net of accumulated depletion.  In addition, we have recorded a $20,000 receivable for spud fees earned in 2008 and have $1,615,021 on deposit related to our interest in the Quad 41/42 prospect.  In May 2009, we collected $730,000 of the spud fees owed to us that were previously held in escrow.  A portion of these funds was used to settle amounts owed to Rover Resources Inc. in connection with our working interest in the Pebble Beach Prospect, totaling $444,835.

We anticipate spending $2,245,000 for improvement to our West Ranch property over the next several years.  Since the Company has historically generated net losses and negative cash flows, it is likely that we will need to obtain additional working capital in order to fund these expenditures.   Historically, we have successfully raised additional operating capital through private equity funding sources.  With that in mind, our management is refining its business plan regarding various funding options.  However, no assurances can be given that the Company will be able to obtain sufficient working capital through the sale of its common stock and/or borrowing or that the development and implementation of the Company’s business plan will generate sufficient future revenues to sustain ongoing operations. In addition, we continue to dispute our participation of the drilling of the Quad 41/42 exploratory well and are pursuing the release funds held on deposit associated with this prospect.  As of June 30, 2009, it is uncertain how much, if any, of the funds held on deposit will ultimately be returned to the Company.  The combination of these factors raises substantial doubt with our auditor about the Company’s ability to continue as a going concern.

On November 2007, we were served with a complaint alleging breach of contract, misappropriation of confidential and proprietary information and of trade secret and claims under the Colorado Uniform Trade Secrets Act, fraud, declaratory relief declaring any agreements of release to be void and unenforceable as they were obtained by fraudulent inducement, declaration of accounting and constructive trust for all proceeds and profits from the alleged misappropriation, injunctive relief for return of all allegedly misappropriated information and cessation of use, civil theft of business values, and tortuous interference with contract. The Plaintiffs sought compensatory and punitive damages in an unspecified amount, prejudgment interest, declaratory relief, injunctive relief, accounting, and attorneys’ fees. From the onset, Management believed that the causes of action were without merit and defended its rights vigorously. In January 2008, we filed a countersuit claiming abuse of process, intentional interference with an existing business and contractual relations, commercial disparagement and conspiracy.  The lawsuit continued to negatively impact our ability to pursue additional opportunities and/or acquire additional oil and gas prospects during 2008 and 2009.  A further result of the lawsuit was the sale of certain assets in order to fund our ongoing operations.  The litigation was favorably settled in July 2009.  As part of the settlement agreement, the Company will receive $255,000 in settlement proceeds as partial reimbursement of legal fees incurred in connection with the litigation.  The entire amount of the settlement proceeds is expected to be received during the third quarter of 2009.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements at June 30, 2009.

ITEM 4T. CONTROLS AND PROCEDURES.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.20	Agreement To Terminate DGWS Option (incorporated by reference to Exhibit 10.20 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.21
Amended and Restated Employment Agreement by and between Eternal Energy Corp. and Craig Phelps dated August 1, 2007 (incorporated by reference to Exhibit 10.21 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.22
Employment Agreement by and between Eternal Energy Corp. and Kirk A. Stingley dated June 2, 2008 (incorporated by reference to Exhibit 10.22 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

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

ETERNAL ENERGY CORP.

(Registrant)

August 13, 2009	/s/ Bradley M. Colby
Bradley M. Colby
President and Chief Executive Officer