Form 10-Q
period 2009-09-30
Eternal Energy Corp.
filed 2009-11-23
CIK 1282613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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
44,550,000 shares of common stock issued and outstanding at November 23, 2009.

ETERNAL ENERGY CORP.
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Eternal Energy Corp.

Condensed Financial Statements (Unaudited)

As of September 30, 2009 and December 31, 2008 and
For Each of the Three-Month and Nine-Month Periods Ended September 30, 2009 and 2008

Eternal Energy Corp.

Index to the Condensed Financial Statements (Unaudited)

As of September 30, 2009 and December 31, 2008 and
For Each of the Three-Month and Nine-Month Periods Ended September 30, 2009 and 2008

Eternal Energy Corp.

Condensed Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited)	(Restated)
ASSETS
Current assets:
Cash	$252,939	$727,701
Accounts receivable	20,833	-
Prepaid expenses	6,292	9,266
Total current assets	280,064	736,967
Spud fees receivable	20,000	750,000
Equipment and leasehold improvements, net of accumulated depreciation and amortization of $85,238 and $54,667 respectively	51,174	60,242
Oil and gas properties – subject to amortization, net of accumulated depletion of $57,667 at December 31, 2008	-	2,324,154
Oil and gas properties – not subject to amortization	387,642	1,324,400
Assets held for sale	57,000	38,000
Deposits	1,609,445	1,604,366
Total assets	$2,405,325	$6,838,129
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$130,381	$98,808
Accrued officer’s compensation	43,101	43,101
Accrued oil and gas interests	-	444,738
Total liabilities	$173,482	$586,647
Commitments and contingencies
Stockholders' equity:
Common stock, $.001 par value, 875,000,000 shares authorized, 44,550,000 shares issued and outstanding, respectively	44,550	44,550
Additional paid-in capital	9,312,048	9,039,131
Accumulated deficit	(7,124,755)	(2,832,199)
Total stockholders' equity	2,231,843	6,251,482
Total liabilities and stockholders' equity	$2,405,325	$6,838,129

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Condensed Statements of Operations (Unaudited)

	For the Three-Month Period Ended September 30,		For the Nine-Month Period Ended September 30,
	2009	2008 (Restated)	2009	2008 (Restated)
Gain on sale of oil and gas property – excluded from amortizable pool, net of costs	$-	$-	$-	$425,372
Oil and gas sales	7,524	-	12,057	137,073
Spud fee revenue	-	750,000	-	750,000
Litigation settlement income	255,000	-	255,000	-
Total revenue	262,524	750,000	267,057	1,312,445
Operating expenses:
Oil and gas operating expenses	8,382	70,303	41,716	467,528
Down-hole gas and water license royalties	-	-	-	51,000
Impairment of oil and gas properties	3,393,998	1,697	3,393,998	2,784
General and administrative	176,680	195,646	565,725	513,120
Stock based compensation	73,642	115,512	272,917	320,163
Professional fees	48,039	125,272	271,378	289,379
Depreciation, amortization and depletion expense	10,517	26,015	30,571	90,902
Total operating costs	3,711,258	534,445	4,576,305	1,734,876
Total operating income (loss)	(3,448,734)	215,555	(4,309,248)	(422,431)
Interest income (expense)	(10,322)	6,253	16,692	9,625
Net income (loss)	$(3,459,056)	$221,808	$(4,292,556)	$(412,806)
Net loss per common share – basic and diluted	$(0.08)	$0.00	$(0.10)	$(0.01)
Weighted average number of shares outstanding – basic and diluted	44,550,000	44,550,000	44,550,000	44,550,000

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Condensed Statements of Cash Flows (Unaudited)

	For the Nine Month Period Ended September 30, 2009	For the Nine-Month Period Ended September 30, 2008 (Restated)
Cash flows provided by (used in) operating activities:
Net income (loss)	$(4,292,556)	$(412,806)
Adjustments to reconcile net loss to net cash used by operating activities:
Non cash transactions:
Stock-based compensation	272,917	320,163
Depreciation, depletion and amortization	30,571	90,902
Impairment of oil and gas properties	3,391,965	-
Gain on the sale of oil and gas property, excluded from amortization	-	(425,372)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	709,167	(585,000)
Decrease in prepaid expense	2,974	23,465
Increase in deposits	(5,079)	-
Increase (decrease) in accounts payable and accrued liabilities	31,573	(32,840)
Net cash provided by (used) in operating activities	141,532	(1,021,488)
Cash flows used in investing activities:
Return of drilling deposits	-	121,452
Proceeds from the sale of oil and gas property, excluded from amortization	-	1,190,135
Additions to oil and gas properties	(575,791)	(386,717)
Additions to equipment and leasehold improvements	(40,503)	(24,004)
Net cash provided by (used in) investing activities	(616,294)	900,866
Net decrease in cash	(474,762)	(120,622)
Cash – beginning of period	727,701	791,891
Cash – end of period	$252,939	$671,269

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Condensed Statements of Cash Flows (Unaudited)

Supplemental Disclosure of Cash Flow Information

	For the Nine-Month Period Ended September 30, 2009	For the Nine-Month Period Ended September 30, 2008 (Restated)
Cash paid during the nine-month period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Notes to the Condensed Financial Statements (Unaudited)

1.       Description of Business

Eternal Energy Corp. (the "Company") was incorporated in the state of Nevada in March 2003. The Company engages in the acquisition, exploration, development and producing of oil and gas properties. At September 30, 2009, the Company has entered into participation agreements related to oil and gas exploration projects in the Big Sand Spring Valley Prospect located in Nye County, Nevada, and the Pebble Beach Prospect, located in Divide County, North Dakota, and Sheridan County, Montana and Saskatchewan, Canada.  The Company also owns a 75% working interest in certain leases located within the Southwest Extension of the West Ranch Field, located in Jackson County, Texas. In addition, the Company owns certain overriding royalty interests in oil and gas leases located in San Juan County, Utah and San Miguel County, Colorado.

2.       Correction of an Error and Reclassifications

In July 2009, the Company discovered that certain transactions reported in its 2008 financial statements were recorded incorrectly.  Specifically:

•	the Company had expensed its entire interest in the North Dakota prospect rather than expensing only the interest owned beneficially through its investment in Pebble Petroleum;

•	spud fee revenue was not recognized in the same period during which the initial drilling of the wells commenced;

•	amounts advanced to Rover Resources Inc. were improperly recorded as investments in oil and gas properties and subsequently expensed upon the sale of the Company’s investment in Pebble Petroleum;

•	a gain on the sale of the Company’s interest in Pebble Petroleum Inc. was improperly presented as a sale of an oil and gas prospect rather than as a gain on the sale of an equity investment; and

•	stock-based compensation expense was understated.

Eternal Energy Corp.

Notes to the Condensed Financial Statements (Unaudited)

Given the materiality of the affected transactions and related account balances, the Company has elected to restate its 2008 financial statements in order to correct the errors.  The effects of the restatement on the condensed financial statements as of September 30, 2009 and for the three-month and nine-month periods ended September 30, 2008 are as follows:

	As of September 30, 2008	For The Three-Months Ended September 30, 2008	For The Nine Months Ended September 30, 2008
Increase (decrease) in:
Oil and gas properties	$(313,056)
Accrued oil and gas interests	100,954
Additional paid in capital	262,134
Accumulated deficit	(676,144)
Spud fee revenue		$250,000
Prospect sales		-	$(1,353,645)
Cost of prospects sold		-	(251,457)
Gain on sale of oil and gas prospect		-	425,372
General and administrative expenses		-	(9,400)
Stock-based compensation		19,739	68,653
Net income (loss)		230,261	(736,069)
Basic and diluted earnings per share		$0.01	$(0.02)

3.       Summary of Significant Accounting Policies

Basis of Presentation

These condensed financial statements are presented in United States dollars and have been  prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The condensed financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the condensed results for the interim periods. Operating results for the three month and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The Company has evaluated subsequent events through November 23, 2009, the date that the financial statements were issued and included in the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.

Revenue Recognition

The Company records the sale of its interests in prospects as a reduction to the cost pool when the terms of the transaction are final and the sales price is determinable. Spud fee revenue is recognized when drilling commences.  Working interest, royalty and net profit interests are recognized as revenue when oil and gas is sold.

Eternal Energy Corp.

Notes to the Condensed Financial Statements (Unaudited)

Concentration of Credit Risk

At September 30, 2009, the Company had $2,939 on deposit in excess of the United States (FDIC) federal insurance limit of $250,000 per bank. The Company believes this credit risk is mitigated by the financial strength of the financial institution.

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

Eternal Energy Corp.

Notes to the Condensed Financial Statements (Unaudited)

Fair Value of Financial Instruments

In accordance with the requirements of Financial Accounting Standards Board's (“FASB”) Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial  Instruments (ASC 825), the Company has determined the estimated fair value of its financial instruments using available market information and appropriate valuation methodologies. Due to their short-term maturity, the fair value of financial instruments classified as current assets and current liabilities approximates their carrying values.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed in the same way as basic earnings (loss) per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per common share for the three-month and nine-month periods ended September 30, 2009 and 2008 is computed in the same way as basic earnings (loss) per common share, as the inclusion of additional common shares that would be outstanding if all potential common shares had been issued would be anti-dilutive.  See Note 7 for the calculation of basic and diluted weighted average common shares outstanding for the three-month and nine-month periods ended September 30, 2009 and 2008.

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

Eternal Energy Corp.

Notes to the Condensed Financial Statements (Unaudited)

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

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162,” and also issued Accounting Standards No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105-10), which establishes the FASB Accounting Standards Codification (the “Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All guidance contained in the Codification carries an equal level of authority.  The Codification also includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification.  The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented.  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Except for the disclosure requirements, the adoption of this statement did not have an impact on the determination or reporting of the Company’s financial statements.  The Company is providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.    The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. As it relates to the Company, the Codification is effective July 1, 2009 and will require future references to authoritative US GAAP to coincide with the appropriate section of the Codification. Accordingly, this standard will not have an impact on the Company’s results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("ASC 820-10”). ASC 820-10 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. ASC 820-10 is effective for the Company’s year beginning January 1, 2008 and has been applied prospectively. The adoption of ASC 820-10 has not had a material impact on the Company’s financial position or reported results of operations.

Eternal Energy Corp.

Notes to the Condensed Financial Statements (Unaudited)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("ASC 825-10").  ASC 825-10 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity is required to report unrealized gains and losses on items for which the fair value option has been elected in its results of operations at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. ASC 825-10 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. ASC 825-10 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company) and interim periods within those fiscal years. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The Company has not elected to measure its financial instruments and/or other eligible assets at their fair market values.  Consequently, the adoption of ASC 825-10 has not had a material impact on the Company’s financial position or reported results of operations.

In December 2007, the FASB ratified the final consensuses in Emerging Issues Task Force, or EITF, Issue No. 07-1, "Accounting for Collaborative Arrangements," (“ASC 808-10”), which requires certain income statement presentation of transactions with third parties and of payments between parties to the collaborative arrangement, along with disclosure about the nature and purpose of the arrangement.  ASC 808-10 is effective for the Company’s year beginning January 1, 2009.  The Company does not expect ASC 808-10 to have a significant impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“ASC 805”), which replaces SFAS No. 141, “Business Combinations.” ASC 805 requires an acquiring company to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity at the acquisition date, measured at their fair values as of that date, with limited exceptions.  ASC 805 also requires the acquiring company in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquired company, at the full amounts of their fair values.  ASC 805 makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement.  ASC 805 is effective for the Company’s financial statements beginning January 1, 2009.  The Company does not expect the adoption of this accounting pronouncement to have a significant impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“ASC 810-10-65”), which amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements.  ASC 810-10-65 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent's equity.  This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income.  Changes in a parent's ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value.  The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment.  The Statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This Statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (January 1, 2009 for the Company).  The Company does not expect the adoption of this accounting pronouncement to have a significant impact on our financial statements.

Eternal Energy Corp.

Notes to the Condensed Financial Statements (Unaudited)

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“ASC 855-10”). This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under ASC 855-10, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. As it relates to the Company, this standard was effective beginning April 1, 2009. The additional disclosures required by this standard are included in Note 3.

4.       Equipment and Leasehold Improvements

The following is a summary of equipment and improvements, at cost, as of September 30, 2009:

Office equipment	$88,903
Leasehold improvements	47,509
Total equipment and improvements	136,412
Less: accumulated depreciation	(85,238)
Equipment and improvements, net	$51,174

Eternal Energy Corp.

Notes to the Condensed Financial Statements (Unaudited)

Depreciation expense for the three-month periods ended September 30, 2009 and 2008 was $10,517 and $8,726, respectively.  Depreciation expense for the nine-month periods ended September 30, 2009 and 2008 was $30,571 and $26,318, respectively.

During 2008, the Company purchased $38,000 of Down-Hole Gas/Water Separation (“DGWS”) tools.  An additional $19,000 of DGWS tools was purchased during the nine-month period ended September 30, 2009.  Due to the fact that the Company was subsequently unable to exercise its option to acquire 100% of the DGWS opportunity, as discussed in Note 9, the Company has no plans to utilize the tools in the near future.  The Company’s management does not believe that the value of the tools has been impaired and plans to market the tools to other exploration and development companies.  Accordingly, the down-hole tools have been classified as Assets Held for Sale on the Company’s balance sheets as of September 30, 2009 and December 31, 2008.

5.       Oil and Gas Properties

As of September 30, 2009 and December 31, 2008, the Company’s cost centers are as follows:

	September 30, 2009		December 31, 2008
	Amortizable	Non-Amortizable	Amortizable	Non-Amortizable
United States	$-	$386,199	$2,324,154	$1,322,957
Canada	-	1,443	-	1,443
The North Sea	-	-	-	-
Total	$-	$387,642	$2,324,154	$1,324,400

Producing Properties

The Company owns a 75% working interest in certain leases located within the Southwest Extension of the West Ranch Field, located in Jackson County, Texas. In August 2009, certain leases included in the West Ranch Field expired and, as a result, the reserves associated with these leases contained in the Glasscock Reservoir are no longer available to the Company.  These leases were pivotal to the implementation of a waterflood program designed to stimulate production throughout the West Ranch Field.  The Company has no immediate plans to recomplete any of the remaining wells located in the West Ranch Field.  Because there is no reasonable certainty that the Company will seek to extract the underlying reserves associated with the remaining West Ranch leases, accounting rules stipulate that the economic value of these reserves may not be used to evaluate the recoverability of the Company’s investment in the West Ranch property.  Accordingly, the Company has fully impaired its full cost pool, subject to amortization, as of September 30, 2009.

Eternal Energy Corp.

Notes to the Condensed Financial Statements (Unaudited)

The net capitalized cost of the West Ranch property is summarized below:

Acquisition cost	$1,923,874
Development costs	589,000
Total capitalized costs	2,512,874
Historical depletion	(57,667)
Impairment	(2,455,207)
Balance at September 30, 2009	$-

Exploratory Prospects

The Company has entered into participation agreements in five exploratory oil and gas properties. Each of the five exploratory prospects is excluded from its respective amortizable cost pool.  Each prospect’s costs will be transferred into the amortization base on an ongoing (well-by-well or property-by-property) basis as the prospect is evaluated and proved reserves established or impairment determined. Three of the five prospects have been abandoned. The Company has a working interest and/or overriding royalty interest in the wells on the remaining prospects, if they are successful. The Company paid certain amounts upon execution of the agreements and is obligated to share in the drilling costs of the exploratory wells. In addition, the Company has agreed to issue shares of its common stock based upon the proven reserves of the property.

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

 No exploratory wells were drilled in the BSSV Prospect prior to the expiration of the Company’s leases in August 2009. Pursuant to the rules of the full cost method of accounting, the cost basis of the BSSV Prospect was transferred into the amortizable pool.  As noted above, the entire full cost pool, subject to amortization, was fully impaired as of September 30, 2009.

Eternal Energy Corp.

Notes to the Condensed Financial Statements (Unaudited)

Steamroller Prospect

In December 2007, the Company purchased a 50% interest in a 640-acre mineral lease from the State of Utah. In the first quarter of 2008, the Company purchased a 50% interest in an additional 10,860 acre lease from the State of Utah.   This property is evaluated for impairment annually.

In June 2008, the Company sold its 50% working interest in the Steamroller prospect.  Because the Steamroller prospect represented a significant portion of the full cost pool, not subject to amortization, and because full cost accounting rules do not allow for the use of specific identification with respect to calculating gains on the partial disposal of the pool, the Company has allocated the total cost of the full cost pool, not subject to amortization, among the individual prospects included within the pool, based on their relative fair market value as of the date of the Steamroller disposition.  The allocated basis attributed to the Steamroller prospect as of the date of sale was $764,763.  Gross proceeds from the sale totaled $1,190,135, resulting in a $425,372 gain on the sale of the Steamroller prospect.

Under the terms of the sale, the Company retained an overriding royalty interest on all future production from the property sold, as well as an overriding royalty interest on production from properties of mutual interest which the purchaser may develop in the future.  The Company currently owns various overriding royalty interests under approximately 20,172 net acres in Utah and Colorado, located within the Steamroller Prospect.  In addition, the Company is entitled to receive an overriding royalty interest on any additional leasehold interest acquired by its working interest partners in an area of mutual interest (“AMI”) between the parties.  The AMI covers approximately 3,571,200 gross acres.

Pebble Beach Prospect

In 2006, the Company entered into a series of agreements that resulted in the acquisition of five percent (5%) of the capital stock of Pebble Petroleum, Inc. (“Pebble”), as well as the following rights and interest in the Pebble Beach Prospect:

•	A $250,000 spud fee for each of the first eight wells drilled by Pebble;

•
A five percent (5%) gross overriding royalty from each well drilled on certain acreage that Pebble holds rights to in SE Saskatchewan, Canada (no capital outlay or other expenses to be required by the Company); and

•
A ten percent (10%) working interest in a joint venture with Rover Resources, Inc., (“Rover”), a subsidiary of Pebble; the joint venture will explore and develop certain prospects principally located in Divide County, North Dakota (the Company will pay 10% of all costs incurred).

As of March 31, 2009, Pebble owns approximately 324,590 gross and net acres in the Pebble Beach Prospect in SE Saskatchewan, Canada in which the Company owns a five percent (5%) gross overriding royalty.  In addition, Rover has acquired approximately 61,572 gross and 35,264 net acres principally located in Divide County, North Dakota, within the Pebble Peach Prospect.  The Company owns a ten percent (10%) working interest in these properties. As of September 30, 2009, the Company’s working interest expenditures in the North Dakota property total $533,242.

Eternal Energy Corp.

Notes to the Condensed Financial Statements (Unaudited)

This property is evaluated for impairment annually.  There were no impairments evident at September 30, 2009.  The property is currently in an evaluation phase.  The Company does not expect that a determination will be made on the ultimate viability of the property within the next twelve months.

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

Once no viable reserves were discovered, the Company’s investment in the North Sea was included in the amortizable cost pool and the entire capitalized cost was charged to expense in 2007 because the costs exceeded the cost center ceiling due to lack of future revenue or any fair value of the property. A portion of the monies that were held on deposit relating to the Company’s working interest in the Quad 14 Project and released to the operator in 2007 were subsequently returned to the Company in 2008 and has been recognized as revenue during the current year.

The Company is disputing its obligation to participate in the drilling of the Quad 41/42 exploratory well.  As a result, no amounts held on deposit have been released to the operator for the Quad 41/42 Prospect.

The Company recorded impairments related to the North Sea projects during the nine-month periods ended September 30, 2009 and 2008 as follows:

		2008
	2009	(Restated)
Quad 14	$1,937	$2,784
Quad 41/42	-	-
Totals	$1,937	$2,784

Eternal Energy Corp.

Notes to the Condensed Financial Statements (Unaudited)

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

On November 20, 2007, the Company was served with a complaint alleging breach of contract, misappropriation of confidential and proprietary information and of trade secrets and claims under the Colorado Uniform Trade Secrets Act, fraud, declaratory relief declaring any agreements of release to be void and unenforceable as they were obtained by fraudulent inducement, declaration of accounting and constructive trust for all proceeds and profits from the alleged misappropriation, injunctive relief for return of all allegedly misappropriated information and cessation of use, civil theft of business values, and tortuous interference with contract. Plaintiffs sought compensatory damages in an unspecified amount, prejudgment interest, declaratory relief, injunctive relief, accounting, and attorneys’ fees.  The Company filed a countersuit claiming abuse of process, intentional interference with an existing business and contractual relations, commercial disparagement and conspiracy.  The lawsuit and countersuits were favorably settled in July 2009, resulting in the Company receiving $255,000 of settlement proceeds.  The lawsuit negatively impacted the Company's ability to pursue additional opportunities or acquire additional oil and gas prospects, as discussed in Note 5.  A further result of the lawsuit has been the sale of certain assets in order to fund the Company’s ongoing operations, as discussed on Note 5.

Eternal Energy Corp.

Notes to the Condensed Financial Statements (Unaudited)

Employment Agreements

In June 2008, the Company entered into a two-year employment agreement with its Chief Financial Officer.  The agreement provides for annual compensation of $138,000.  In addition, the Company granted to this employee options to purchase 1 million shares of the Company’s common stock.  The options had a five-year life, were schedule to vest over a two-year period and had an exercise price of $0.18 per share, which represented the estimated market value of the shares on the date of grant. As discussed in Note 8, these options were cancelled in September 2009.

Effective August 1, 2009, the Company renewed its two-year employment agreement with its Vice President of Engineering.  The renewed contract provides for annual compensation of $144,000.

Lease Obligation

In December 2008, the Company renegotiated its lease for its corporate offices. The new lease has a term of 36 months and expires on December 31, 2011. Rents remaining as of September 30, 2009 under this lease are as follows:

Amount
2009 (remaining)	$15,634
2010	62,537
2011	64,140
2012	-
2013	-
Total	$142,311

Gross rent expense for the three-month periods ended September 30, 2009 and 2008 was $19,418 and $18,293, respectively.  Gross rent expense for the nine-month periods ended September 30, 2009 and 2008 was $58,255 and $50,342, respectively.

Eternal Energy Corp.

Notes to the Condensed Financial Statements (Unaudited)

7.       Earnings (Loss) Per Share

The following is a reconciliation of the number of shares used in the calculation of basic earnings (loss) per share and diluted earnings (loss) per share for the three-month and nine-month periods ended September 30, 2009 and 2008:

	For the Three-Month Period Ended September 30,		For the Nine-Month Period Ended September 30,
		2008		2008
	2009	(Restated)	2009	(Restated)
Net income (loss)	$(3,459,056)	$221,808	$(4,292,556)	$(412,806)
Weighted-average number of common shares outstanding	44,550,000	44,550,000	44,550,000	44,550,000
Incremental shares from the assumed exercise of dilutive stock options	-	-	-	-
Diluted common shares outstanding	44,550,000	44,550,000	44,550,000	44,550,000
Diluted earnings (loss) per share	$(0.08)	$0.00	$(0.10)	$(0.01)

The following securities were not included in the computation of diluted net earnings (loss) per share as their effect would have been anti-dilutive:

		September 30,
	September 30,	2008
	2009	(Restated)

Stock Options	-	4,543,800
Warrants	-	12,924,000

8.       Equity Transactions

Issuance and Cancellation of Restricted Stock

In September 2009, the Company announced that it had granted 6,500,000 restricted shares of common stock to its directors and officers in exchange for the return and cancellation of 5,393,800 unexercised options to purchase shares of common stock.  In October 2009, the Company’s board of directors rescinded the grant of the restricted common shares, effective on the original grant date.  Because the restricted stock certificates were never delivered to the intended recipients, Management has determined that the title to the shares never transferred.  Accordingly, no stock-based compensation has been recorded in connection with the issuance of the restricted shares.  The stock options remained cancelled.

Issuance of Stock Options

In March 2008, the Board of Directors ratified the grant of options to purchase 100,000 of its common shares a consultant. The stock options were originally approved by management on August 1, 2007.  These options vest over 1 year, have a life of 5 years and have an exercise price of $0.20 per share, the market price on the effective date of grant.  Under the corresponding stock option agreement, 33,333 options vested at the time the agreement was executed with an additional 33,333 options vesting at the end of each six-month period from the grant date.  The contract between the Company and the consultant was terminated in August 2009, at which time, all of the outstanding and unexercised options held by the consultant expired.

Eternal Energy Corp.

Notes to the Condensed Financial Statements (Unaudited)

In June 2008, the Company granted options to purchase 1,000,000 shares of its common stock to its Chief Financial Officer.  These options vest over 2 years, have a life of 5 years and have an exercise price of $0.18 per share, the market price on the effective date of grant.  The options vest at the rate of 250,000 shares at the end of each six-month period from the effective date of grant, and all would have been exercisable on December 2, 2010.

In October 2008, the Company granted options to purchase 1,000,000 shares of its common stock to its President.  These options vest over 2 years, have a life of 5 years and have an exercise price of $0.17 per share, the market price on the effective date of grant.  Fifty percent of the options vested immediately, with the remaining 50% scheduled to vest one year from the effective date of the grant.

A summary of stock option activity for the nine-month period ended September 30, 2009 and the year ended December 31, 2008 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding at December 31, 2007	3,393,800	$0.67	3.5 years
Options granted	2,150,000	-	-
Options exercised	-	-	-
Options expired	-	-	-
Options forfeited	-	-	-
Outstanding at December 31, 2008	5,543,800	$0.46	3.4 years
Options granted	-	-	-
Options exercised	-	-	-
Options expired	-	-	-
Options forfeited	(5,543,800)	-	-
Outstanding at September 30, 2009	-	$-	-
Exercisable at September 30, 2009	-	$-	-

The assumptions used in the Black-Scholes option pricing model for the stock options granted during the year ended December 31, 2008 were as follows:

Risk-free interest rate	2.77-3.25%
Expected volatility of common stock	101%
Dividend yield	$0.00
Expected life of options	5 years
Weighted average fair market value of options granted	$0.18

Eternal Energy Corp.

Notes to the Condensed Financial Statements (Unaudited)
Warrants

A summary of warrant activity for the nine-month period ended September 30, 2009 and the year ended December 31, 2008 is presented below:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2007	12,924,000		$1.16
Issued	-		-
Exercised	-		-
Expired	(12,924,000)		$(1.16)
Forfeited	-		-
Outstanding, December 31, 2008	-		$-
Issued	-		-
Exercised	-		-
Expired	-		-
Forfeited	-		-
Outstanding, September 30, 2009	-	$

Exercisable, September 30, 2009	-		$-

Warrants to purchase 11,676,000 expired in March 2008.  Warrants to purchase 1,248,000 shares expired in May 2008.

Shares Reserved for Future Issuance

As of September 30, 2009, the Company has not reserved any shares for future issuance upon exercise of outstanding options and warrants.  This amount does not include shares that may have to be issued upon the discovery of net proved reserves in the Nevada oil and gas property.

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

Eternal Energy Corp.

Notes to the Condensed Financial Statements (Unaudited)

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

As a result of the litigation with Zavanna LLC, et al, and its associated negative impact on the Company’s working capital position, the Company was unable to meet all of the obligations under the Option agreement.  Consequently, in December 2008, the Company received a notification from one of the related entities of its desire to attempt to re-market the DGWS natural gas opportunity to third parties.  As a result, the original Option agreement between the Company and the related entity was amended.  The amended agreement relieves the Company of its obligation to make the $250,000 payments to the related entity, originally scheduled for December 2008 and 2009, and enables the related entity to attempt to freely market the technology and opportunity.  Furthermore, the related entity has agreed to work in good faith to reimburse the Company for its investment in the original technology and to secure the granting of a 1% overriding royalty interest in favor of the Company for any wells in which the technology is used to generate production.  As a result of the amended agreement, the Company has been relieved of its liability to the related entities and has reduced the carrying value of the licenses by $500,000.  In addition, the Company has removed the licenses from its balance sheet and reclassified $57,000 of DGWS tools as Assets Held for Sale as of September 30, 2009.

Eternal Energy Corp.

Notes to the Condensed Financial Statements (Unaudited)

10.      Subsequent Events

In October 2009, the Company granted 6,000,000 options to purchase shares of the Company’s common stock to its directors and officers.  The stock options have a five-year life, vest immediately and have an exercise price of $0.05, which exceeded the volume weighted average closing price of the Company’s common stock for the five-day period preceding the grant.  Pursuant to the rules of ASC 718, the Company will treat the new stock option grant as a modification of the previously outstanding stock options and will recognize stock-based compensation expense of $145,190 associated with the new grant and the remaining $67,071 of unamortized stock-based compensation associated with the original stock options during the fourth quarter of 2009.

Also in October 2009, the Company renewed its two-year employment agreement with its President and Chief Executive Officer and extended its employment agreement with its Chief Financial Officer.  The financial terms of the renewed and amended employment agreements are substantially the same as the previous employment agreements, which provide for annual compensation of $174,000 and $138,000, respectively.

In November 2009, the Company collected $1,604,100 that was previously held on deposit in connection with the Company’s North Sea Quad 41/42 Prospect (Note 5).

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

Actual results could differ materially from those in the forward looking statements due to a number of uncertainties including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions, further changes in our business direction or strategy, competitive factors, oil and gas exploration uncertainties, and an inability to attract, develop, or retain technical, consulting or managerial agents or independent contractors. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report, except as required by law; we are not obligated to release publicly any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

Industry Outlook

The petroleum industry is highly competitive and subject to significant volatility due to numerous market forces. Crude oil and natural gas prices are affected by market fundamentals such as weather, inventory levels, competing fuel prices, overall demand and the availability of supply.

Worldwide oil prices rose throughout 2007 and reached historical highs during the last half of 2008, before tumbling amid worldwide economic crisis.  Though oil prices have stabilized in 2009, continued economic instability could impact demand, thus adversely affecting crude oil prices.

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

Results of Operations for the Three-Month Period Ended September 30, 2009 vs. 2008

Our business plan includes the acquisition of interests in oil and gas exploratory prospects, and in some cases, such as the Steamroller Prospect, we may sell all or part of our working interest and retain an overriding royalty interest in the properties. The nature of these transactions is that they occur irregularly and, therefore, our operating results may fluctuate significantly from period to period.

We began receiving royalty payments associated with our 5% gross overriding royalty interest in certain properties located in Saskatchewan, Canada in April 2009.  We recognized $7,524 of oil and gas sales revenue associated with these overriding interests during the three-month period ended September 30, 2009.  We expect revenues from our overriding royalty positions to continue to grow as additional wells are drilled in the area.

In July 2009, we successfully settled the lawsuit against our Company brought forth by Zavanna Corporation LLC, et al (“Zavanna” or the “Zavanna litigation”).  Under the terms of the settlement agreement, we received settlement proceeds totaling $255,000 and the release and dismissal of all claims against our Company and our CEO in exchange for the Company’s dismissal, with prejudice, of all counter claims made by the Company.  The $255,000 of settlement proceeds is presented as litigation settlement revenue on our statements of operations for the three-month period ended September 30, 2009.

In June 2008, we recognized a gain of $425,372 on the sale of our 50% working interest in the Steamroller Prospect.  Net proceeds received from the sale totaled $1,190,135.

In 2006, we entered into a series of agreements with Pebble Petroleum that resulted in our right to receive spud fees for each of the first eight wells drilled on leases previously owned by our Company.  In August 2008, we recognized $750,000 in spud fee revenue, which represents spud fees for the final three wells covered under these agreements.  No further spud fee revenue will be recognized by us as spud fees have now been earned for all eight of the initial wells drilled pursuant to our agreement with Pebble Petroleum.

The Company acquired a 75% working interest in the West Ranch property through a series of transactions occurring in 2007.  Falling oil prices and the need to scale down our equipment to better suit our well compression needs led us to temporarily shut-in the producing wells on the West Ranch property in June 2008.  We also elected to temporarily delay further development of the West Ranch wells to divert working capital to fund our legal defense in the Zavanna litigation.

In August of 2009, certain leases included in the West Ranch field expired.  In our attempt to re-lease these properties, we were unable to reach mutually acceptable terms with the mineral rights owners and, as a result, the proven oil and gas reserves associated with these leases are no longer available to us.  Because these leases were located near the crest of the Glasscock reservoir structure and, thus, were essential to performing the planned peripheral waterflood, we no longer plan to implement a waterflood program in the Glasscock reservoir.

As of September 30, 2009, the remaining West Ranch wells continue to be shut in.  Accordingly, we have not recognized any revenue from oil and gas sales from the West Ranch property during the three-month periods ended September 30, 2009 and 2008.  Oil and gas operating expenses totaled $8,382 for the three-month period ended September 30, 2009, which represents costs necessary to maintain the wells during the shut-in period.  Oil and gas operating expenses totaled $70,303 for the three-month period ended September 30, 2008.

Through a series of transactions that occurred in 2005 and 2006, we acquired a 100% working interest in the Big Sand Spring Valley Prospect (the “BSSV Prospect”), located in Nevada.   No exploratory wells have been drilled in the BSSV Prospect as a result of cash constraints and the lack of successful drilling efforts by other oil and gas exploration companies in the area.  In August 2009, our leases associated with the BSSV Prospect expired.  Pursuant to accounting rules under the full cost method of accounting, we transferred the cost of the BSSV Prospect into the portion of our full cost pool that is subject to amortization and evaluated the total pool for impairment.

Because there is no reasonable certainty we will seek to extract the underlying reserves associated with the remaining West Ranch leases, accounting rules stipulate that we exclude the economic value of these reserves when evaluating the recoverability of our investment in the West Ranch property.  Accordingly, we recognized $3,393,998 of impairment expense during the three-month period associated with our full cost pool, which is now fully impaired as of September 30, 2009.

General and administrative expenses decreased from $195,646 for the three-month period ended September 30, 2008 to $176,680 for the three-month period ended September 30, 2009 primarily due to the following:

•
Insurance expense for the three-month period ended September 30, 2009 decreased by $11,962 from the same period in 2008 primarily due to lower employee medical insurance premiums, which were negotiated in July 2009, as well as the reduction of certain liability coverage deemed unnecessary due to the our current business strategy.

•
Prior to October 1, 2008, we engaged a third-party consultant to provide us with investor relations services.  Investor relations expenses totaled $12,595 for the three-months ended September 30, 2008 compared to $0 for the three-month period ended September 30, 2009.  All investor relations activities are currently performed by our Chief Financial Officer.

•
We began providing shared CFO services to Roadrunner Oil & Gas, Inc. (“Roadrunner”) in October 2008, for which Roadrunner pays us $4,000 per month.  The fees received from Roadrunner reduced our gross salaries expense by $12,000 for the three months ended September 30, 2009 compared to the same period in 2008.

•	In August 2009, we paid $16,500 in bonuses to members of our senior management in recognition of their successful efforts to defend the Company in the litigation brought forth by Zavanna Corporation.

Stock-based compensation expense for the three-month period ended September 30, 2009 decreased by $41,870 from the same period in 2008 due to the normal vesting of certain stock options during the fourth quarter of 2008 and the first three quarters of 2009.

Professional fees for the three-month period ended September 30, 2009 decreased by $77,233 from the same period in 2008, primarily as a result lower legal fees incurred in connection with our defense of the Zavanna litigation.  As discussed below, the Zavanna litigation was favorably settled in July 2009.

Depreciation, depletion and amortization expense for the three-month period ended September 30, 2009 decreased by $15,498 from the same period in 2008, primarily due to the fact that we wrote off our payments made under the licenses to use specialty down-hole gas/water separation (“DGWS”) equipment in December 2008.  Amortization related to the down-hole licenses totaled $0 and $17,100 for the three months ended September 30, 2009 and 2008, respectively.

In September 2009, we recorded an adjustment to reduce the amount of year-to-date interest income earned associated with the funds held on deposit in connection with the Quad 41/42 project.  The adjustment resulted in the recognition of negative interest income for the three-month period ended September 30, 2009.  On a year-to-date basis, interest income associated with the deposited funds has decreased due to falling short-term investment rates.  On a comparative basis, interest income from our time deposits for the three-month period ended September 30, 2009 decreased by $5,654 from the same period in 2008 due to lower levels of cash on hand during the period.

As of September 30, 2009, we had $1,604,100 on deposit relating to the drilling of the Quad 41/ 42 Prospect.  In November 2009, we entered into an agreement to indemnify the entity controlling the funds on deposit in exchange for the release and return of the funds on deposit to us.  As of the date of this filing, the funds previously held on deposit have been fully collected.

Results of Operations for the Nine-Month Period Ended September 30, 2009 vs. 2008

We began receiving royalty payments associated with our 5% gross overriding royalty interest in certain properties located in Saskatchewan, Canada in April 2009.  We recognized $12,057 of oil and gas sales revenue associated with these overrides during the nine-month-month period ended September 30, 2009 compared to $0 for the same period in 2008.

In July 2009, we successfully settled the lawsuit against our Company brought forth by Zavanna, which resulted in the recognition of $255,000 of litigation settlement revenue in our statements of operations for the nine-month period ended September 30, 2009.

As noted above, our West Ranch wells have been temporarily shut in since June 2008.  Prior to being shut in, these wells generated $137,073 of revenue from oil and gas sales and incurred $467,528 of operating costs for the nine-month period ending September 30, 2008. As of September 30, 2009, the West Ranch wells continue to be shut in.  As a result, we have not recognized any revenue from oil and gas sales during 2009.  We incurred $41,716 of oil and gas operating expenses related to the West Ranch property during the nine-month period ended September 30, 2009, which represent costs necessary to maintain the wells while they are shut in.

In June 2008, we recognized a gain of $425,372 on the sale of our 50% working interest in the Steamroller Prospect.  Net proceeds received from the sale totaled $1,190,135.

As a result of the expiration of our leases in the BSSV Prospect, the expiration of certain leases in the West Ranch Field and the reasonable uncertainty about whether we will recomplete the remaining West Ranch wells, we recognized impairment expense of $3,393,998 during the nine-month period ended September 30, 2009 to impair our full cost pool assets fully.

We recognized $750,000 of spud fee revenue during the nine-month period ended September 30, 2008.  As previously discussed, no such revenue was recorded in 2009 as spud fees have now been earned on all eight of the initial wells drilled pursuant to our agreement with Pebble Petroleum.

General and administrative expenses increased from $513,120 for the nine-month period ended September 30, 2008 to $565,725 for the nine-month period ended September 30, 2009 primarily due to the following:

•
Payroll and related expenses for the nine-month period ended September 30, 2009 increased by $98,241 from the same period in 2008, primarily as a result of the hiring our Chief Financial Officer in June 2008, granting a salary increase to our Vice President of Engineering in October 2008 and, as discussed previously, the granting of bonuses to management in recognition of the successful defense of the Zavanna litigation.  These increases were partially offset by $31,000 in fees that we received for providing shared CFO services to Roadrunner for the nine-months ended September 30, 2009.

•
Prior to October 1, 2008, we engaged a third-party consultant to provide us with investor relations and website management services.  All investor relations activities are currently performed by our Chief Financial Officer. Investor relations and website management expenses for the nine-month period ended September 30, 2009 decreased by $33,879 from the same period in 2008.

•
Travel and entertainment expenses for the nine-month period ended September 30, 2009 decreased by $17,147 from the same period in 2008 due to management’s decision to reduce business development activities until the Company’s cash position could be strengthened.

•
In late 2008, we engaged a third party to serve as our resident agent and legal representative for certain contemplated Canadian transactions.  As a result, foreign agent expense for the nine-month period ended September 30, 2009 increased by $6,775 from the same period in 2008.  We terminated the foreign agent arrangement as in August 2009 as we decided not to pursue the contemplated transactions.

Stock-based compensation expense for the nine-month period ended September 30, 2009 totaled $272,917 compared to $320,163 for the nine-month period ended September 30, 2008.  The decrease was due to the normal vesting of certain stock options during the fourth quarter of 2008 and the first three quarters of 2009.

Professional fees for the nine-month period ended September 30, 2009 decreased by $18,001 from the same period in 2008 primarily as a result of the settlement of the Zavanna litigation in July 2009.

Depreciation, depletion and amortization expense for the nine-month period ended September 30, 2009 decreased by $60,331 from the same period in 2008, primarily due to the fact that we wrote off our payments made under the licenses to use specialty down-hole gas/water separation (“DGWS”) equipment in December 2008.  Amortization related to the down-hole licenses totaled $0 and $51,300 for the nine-month period ended September 30, 2009 and 2008, respectively.  In addition, we have not recognized any depletion expense in 2009 related to our West Ranch wells due to the fact that the wells remain shut-in.  Depletion expense related to our West Ranch wells totaled $13,284 for the nine-month period ended September 30, 2008.

We recognized $16,692 of interest income for the nine-month period ended September 30, 2009, an increase of $7,067 from the same period in 2008.  The increase is due to interest earned on our North Sea deposit as well as on spud fees which were being held in escrow pending the outcome of the Zavanna litigation.  Interest income related to the North Sea deposit was not recognized in 2008 until the fourth quarter.

Liquidity and Capital Resources

As of September 30, 2009, our assets totaled $2,405,325, which included cash balances of $252,939 and investments in oil and gas properties of $387,642.  In addition, we have recorded a $20,000 receivable for spud fees earned in 2008 and have $1,604,100 on deposit related to our interest in the Quad 41/42 Prospect.

We have begun receiving royalties in connection with our gross over-riding royalty positions in Saskatchewan and expect such royalties to continue for the foreseeable future.

In November 2009, we collected the $1,604,100 that was previously held on deposit related to our interest in the Quad 41/42 Prospect.

As a result of the expiration of certain leases in the West Ranch Field, we no longer expect to spend $2,245,000 to implement a waterflood program to stimulate production of the remaining wells.  No decision has been made reached regarding the possible recompletion of the remaining wells.

On November 2007, we were served with a complaint alleging breach of contract, misappropriation of confidential and proprietary information and of trade secret and claims under the Colorado Uniform Trade Secrets Act, fraud, declaratory relief declaring any agreements of release to be void and unenforceable as they were obtained by fraudulent inducement, declaration of accounting and constructive trust for all proceeds and profits from the alleged misappropriation, injunctive relief for return of all allegedly misappropriated information and cessation of use, civil theft of business values, and tortuous interference with contract. The Plaintiffs sought compensatory and punitive damages in an unspecified amount, prejudgment interest, declaratory relief, injunctive relief, accounting, and attorneys’ fees. From the onset, Management believed that the causes of action were without merit and defended its rights vigorously. In January 2008, we filed a countersuit claiming abuse of process, intentional interference with an existing business and contractual relations, commercial disparagement and conspiracy.  The lawsuit continued to negatively impact our ability to pursue additional opportunities and/or acquire additional oil and gas prospects during 2008 and 2009.  A further result of the lawsuit was the sale of certain assets in order to fund our ongoing operations.  The litigation was favorably settled in July 2009.  As part of the settlement agreement, we collected $255,000 in settlement proceeds, the majority which were used to settle outstanding legal bills incurred in connection with our defense of the litigation as well as to fund our current operations.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements at September 30, 2009.

ITEM 4T. CONTROLS AND PROCEDURES.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.  There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.20	Agreement To Terminate DGWS Option (Incorporated by reference to Exhibit 10.20 of our Quarterly Report on Form 10-Q filed May 15, 2009).

10.21
Amended and Restated Employment Agreement by and between Eternal Energy Corp. and Craig Phelps dated August 1, 2007 (Incorporated by reference to Exhibit 10.21 of our Quarterly Report on Form 10-Q filed May 15, 2009).

10.22	Employment Agreement by and between Eternal Energy Corp. and Kirk A. Stingley dated June 2, 2008 (Incorporated by reference to Exhibit 10.22 of our Quarterly Report on Form 10-Q filed May 15, 2009).

10.23*	Amended and Restated Employment Agreement by and between Eternal Energy Corp. and Bradley M. Colby dated November1, 2009.

10.24*	First Amendment to the Amended and Restated Employment Agreement by and between Eternal Energy Corp. and Craig H. Phelps dated August 1, 2009.

10.25*	First Amendment to the Employment Agreement by and between Eternal Energy Corp. and Kirk A. Stingley dated October 30, 2009.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

*         Filed herewith.
**       Portions omitted pursuant to a request for confidential treatment.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETERNAL ENERGY CORP.

(Registrant)

November 23, 2009	/s/ Bradley M. Colby
Bradley M. Colby
President and Chief Executive Officer