Form 10-K/A
period 2008-12-31
Eternal Energy Corp.
filed 2010-03-10
CIK 1282613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Mark one)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                    to

Commission File No: 000-50906

ETERNAL ENERGY CORP.
(Exact Name of Registrant as Specified in its Charter)

Nevada	20-0237026
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

2549 W. Main Street, Suite 202	80120
Littleton, Colorado	(Zip Code)
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

The number of shares outstanding of the registrant’s common stock as of March 10, 2010, was 44,550,000.

ETERNAL ENERGY CORP.

TABLE OF CONTENTS

EXPLANATORY NOTE

In 2009, we discovered that certain accounting errors had occurred that affected our financial statements for the years ended December 31, 2008 and 2007.  Specifically:

•
we had improperly expensed our entire interest in the North Dakota prospect rather than expensing only the interest owned beneficially through our investment in Pebble Petroleum.  We sold our beneficial ownership interest in 2007;

•
amounts advanced to Rover Resources Inc. in 2007 were improperly recorded as investments in oil and gas properties and subsequently expensed upon the sale of the Company’s investment in Pebble Petroleum;

•	a gain on the sale of the Company’s interest in Pebble Petroleum Inc. was improperly presented as a sale of an oil and gas prospect rather than as a gain on the sale of an equity investment;

•	stock-based compensation expense was understated for 2006, 2007 and 2008 due to an incorrect application of SFAS 123(R), Share-Based Payment; and

•	we had overstated the gain associated with the sale of our Steamroller Prospect due to an incorrect application of the rules of the full cost method of accounting.

Due to the materiality of the errors, we have elected to restate our financial statements for the years ended December 31, 2008 and 2007 to reflect the correction of these errors.  The nature and effect of the corrections of the accounting errors on the financial statements for the years ended December 31, 2008 and 2007 are discussed in detail in Part I, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations (page 13) as well as in Part II, Item 8: Financial Statements and Supplementary Data (Footnote 2, page F-9).

This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on April 8, 2009.  This Amendment No. 1 on Form 10-K/A amends Part I, Item 1: Business, Part II, Item 7: Management’s Discussion and Analysis or Plan of Operation, Part II, Item 8: Financial Statements and Supplementary Data and Part II, Item 9(A)T: Controls and Procedures.  No other Item in our Annual Report on Form 10-K filed on April 8, 2009 is amended, modified or updated hereby.  Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Form 10-K/A.

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

Through a series of subsequent capital transactions completed by Pebble, our equity investment in Pebble was diluted to 5%.  In May 2007, we sold our stock in Pebble to Heartland Resources Inc., a petroleum and natural gas exploration company whose shares are listed on the TSX-Venture Exchange (“Heartland”), subject to the satisfaction of certain material terms and conditions, completion of the financing, completion of satisfactory due diligence and title reviews, approval of the TSX Venture Exchange, and other terms and conditions that are consistent with similar transactions in the oil and gas industry, in exchange for (i) our nominal initial aggregate subscription price of our shares in Pebble ($300), (ii) payment on a CDN$882,000 convertible note due to us by Pebble, (iii) retaining all of our Interests, and (iv) during the five-year period following the closing of the agreement with Heartland, for every 1,000 barrels of oil Pebble produces on average per day for 30 consecutive days, receiving 250,000 shares in Heartland, up to a maximum of 1.25 million shares. Brad Colby, our president and director, is also a director of Heartland and the president of Pebble. Mr. Colby declared his interest in Heartland and Pebble to our Board of Directors and abstained from voting on any matters relating to either company. In August of 2007, Mr. Colby resigned as president of Pebble and did not stand for re-election to Heartland’s Board of Directors.

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

In December 2007, initial work to implement the first phase of a field wide waterflood of the Glasscock formation was commenced. The initial phase consists of the use of four injector wells.  This first phase of work was expected to be completed by the end of January 2008; however, field work performed to date has required further study for proper well-bore stimulation of the water injection wells. Specifically, it was determined that two of the four injector wells had previously been used to dispose of waste water and other drilling material resulting in wellbore damage.  We believe that the damage to the two wellbores is correctible and does not have any impact on the ultimate recoverability of the associated reserves as a result of future waterflooding.  Current plans call for completion of the pilot program well work by the end of 2009, at which time water injection should begin.  Revenues generated from anticipated production as a result of the completion of the first phase of the waterflood are expected to be used to fund a portion, if not all, of the remaining waterflood activities.

The combination of falling oil prices and the need to downsize our compression equipment to a level that is economically compatible with the number of remaining wells on the property led us to temporarily shut-in the producing wells on the West Ranch property during the latter part of 2008.  We also elected to temporarily delay further development of the West Ranch wells in order to divert working capital to other projects and to fund its legal defense in the Zavanna litigation.

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

We own a 75% working interest in the SW Extension of the West Ranch field in Jackson County, Texas. This property includes approximately 1,000 gross and net acres.

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
Year ended December 31, 2007 :
First Quarter	0.64	0.39
Second Quarter	0.49	0.17
Third Quarter	0.26	0.11
Fourth Quarter	0.11	0.03

As of April 8, 2009, there were at least 2,000 holders of record of our common stock.

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

Restatement of the 2008 and 2007 Financial Statements

In 2009, we discovered that that certain transactions reported in our 2008, 2007 and 2006 financial statements were reported incorrectly.  Given the materiality of the affected transactions and related account balances, we have elected to restate our 2008 and 2007 financial statements in order to correct the errors.  The nature and effect of the corrections of the accounting errors on the financial statements for the years ended December 31, 2008 and 2007 are discussed in detail in Part II, Item 8: Financial Statements and Supplementary Data (Footnote 2, page F-9). As a result, we have revised our discussion of the results of operations for the fiscal year ended December 31, 2008 vs. 2007 and 2007 vs. 2006 accordingly.

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

The Company acquired a 75% working interest in the West Ranch property through a series of transactions occurring in 2007 and began recognizing oil and gas revenues and operating expenses relating to the West Ranch property in the fourth quarter of 2007.  Oil and gas revenues and operating costs for the year ended December 31, 2008 totaled $142,838 and $504,786, respectively, compared to $317,135 and $369,516 for 2007.  The combination of falling oil prices and the need to downsize our compression equipment to a level that is economically compatible with the number of remaining wells on the property led us to temporarily shut-in the producing wells on the West Ranch property during the latter part of 2008.  We also elected to temporarily delay further development of the West Ranch wells in order to divert working capital to other projects and to fund its legal defense in the Zavanna litigation.

In May 2007, we sold our 5% equity interest in Pebble.  Proceeds from the sale totaled $877,353, resulting in a gain on the transaction of $871,278.

In June 2008, we sold our 50% working interest in certain properties located in Colorado and Utah (the "Steamroller prospect").  Proceeds from the sale totaled $1,190,135, versus allocated costs of $764,763, resulting in a gain on the sale of $425,372.  The Steamroller prospect contained no proven reserves and, accordingly, was included in our non-amortizable pool of oil and gas properties. We had originally intended to participate in the exploration and development of the Steamroller prospect; however, the decision was made to dispose of the prospect to ease cash restrictions resulting from the Company being named in litigation brought forth by Zavanna LLC, et al, as described below.  Proceeds from the sale of prospects were used to bolster our working capital position.

During 2008, the operator for the Quad 14 prospect returned $121,453 to us that had been previously held on deposit to fund exploratory drilling costs.  The Company had fully impaired its investment in the Quad 14 prospect in 2007 when the results of the exploratory drilling program failed to discover economically viable reserves.  Accordingly, we have recognized the refunded monies as revenue in the current period.

As indicated in the footnotes to the financial statements, the Company capitalizes all acquisition and exploration related costs related to a prospect on a country-by-country basis.  Such costs are included in our non-amortizable pool until it can be determined whether the prospect contains any economically recoverable oil or gas reserves.  We recognized $1,538,416 in impairment expense in 2007 in connection with the abandonment of the Quad 14 and Quad 41 / 42 properties.  No exploratory wells were abandoned in 2008.  Our 2008 statement of operations contains impairment expense of $2,782 related to residual costs associated with the abandonment of the Quad 14 property, for which we were not billed until the current period.  Additional residual costs may be received during 2009 as the final accounting for the Quad 14 project is completed.  We do not expect these residual costs, if any, to have a material effect on the Company’s future financial statements.

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

General and administrative expenses increased from $627,543 for the year ended December 31, 2007 to $692,832 for the year ended December 31, 2008. An analysis of the increase and decreases in general and administrative expenses and the relevant components follows:

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

Stock-based compensation expense for 2008 increased by $129,436 as a result of granting stock options to members of the Company's management upon hire and/or to recognize performance.

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

Results of Operations for the Fiscal Years Ended December 31, 2007 vs. 2006

In June 2007, we sold our interest in Pebble Petroleum.   Gross proceeds from the sale totaled $877,353, resulting in a gain of $871,238 on the transaction.  In accordance with the terms of the sale agreement, we are entitled to receive a spud fee of $250,000 for each of the first eight wells drilled on the property. Drilling of the first five wells commenced in 2007, resulting in the recognition of spud fee revenue of $1,249,991 for the year ended December 31, 2007.  As a result of recognizing revenue for the first time in its existence, the Company evolved from a development stage company to an operating company.

At various times during the year ended December 31, 2007, we acquired additional working interests that totaled 75% in the SW Extension of the West Ranch property, located in Texas. Revenues generated from the sale of oil and gas extracted from the West Ranch property totaled $317,135 for the year ended December 31, 2007.   We did not recognize any revenue from the production and sale of oil or gas in 2006.

We did not recognize any revenue in 2006, either from oil and gas sales or from the disposition of oil and gas prospects.

We follow the full cost method to account for our investments in oil and gas properties.  Under the full cost method, acquisition, exploration and development costs are capitalized as incurred.  Capitalized costs associated with properties containing proven reserves are included in our amortizable pool and depleted on the unit-of-production basis.  Capitalized costs associated with oil and gas prospects, for which no proven reserves have yet been identified, are included in our non-amortizable pool.  Until it is determined if there are proven reserves, the properties are assessed annually to ascertain whether impairment has occurred.   For each cost center, capitalized costs are subject to the ceiling test, in which the costs shall not exceed the cost center ceiling.  If unamortized costs exceed the cost center ceiling, the excess shall be charged to expense and separately disclosed during the period in which the excess occurs.  In July 2007, we abandoned ours interest in the North Sea Quad 14 and 41/42 prospects after two exploratory wells failed to locate any economically viable oil and gas reserves.  Accordingly, our investments in the Quad 14 and Quad 41/42 prospect, totaling $1,430,429, and $107,987, respectively, were written off.  We are currently disputing our obligation to participate in the drilling of the Quad 41/42 exploratory well.  As a result, monies placed on deposit by us to fund our share of drilling costs for the Quad 41/42 exploratory well have not been released to the operator.

Our share of the operating costs of the West Ranch Field for the year ended December 31, 2007 was $369,516. Prior to acquiring our 75% working interest in the West Ranch property, we did not own any producing properties.  Accordingly, we did not recognize any oil and gas operating expenses in 2006.

General and administrative expenses increased from $538,909 for the year ended December 31, 2006 to $627,543 for the year ended December 31, 2007. An analysis of the increases in general and administrative expenses and the relevant components is as follows:

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

The amount of stock based compensation recognized by the Company in 2007 increased from $207,423 to $320,892 as a result of granting of stock options to our directors and our newly hired Vice President of Engineering.

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

Liquidity and Capital Resources

As of December 31, 2008, our assets totaled $6,838,129, which included cash balances of $727,701 and investments in oil and gas properties of $3,648,554, net of accumulated depletion.  In addition, we have recorded a $750,000 receivable for spud fees earned in 2008 and have $1,599,021 on deposit related to our interest in the Quad 41/42 prospect.

As noted above, we are obligated to fund future drilling costs of at least $2 million in connection with its investment in the Pebble Beach prospect.  In addition, we anticipate spending $2,245,000 for improvement to our West Ranch property over the next several years.  The Company has generated negative cash flows from operations of $852,253 and $422,433 for the years ended December 31, 2008 and 2007, respectively.  As a result, it is likely that we will need to obtain additional working capital in order to fund these expenditures.   Historically, we have successfully raised additional operating capital through private equity funding sources.  With that in mind, our management is refining its business plan regarding various funding options.  However, no assurances can be given that the Company will be able to obtain sufficient working capital through the sale of its common stock and/or borrowing or that the development and implementation of the Company’s business plan will generate sufficient future revenues to sustain ongoing operations. In addition, as discussed below, our ability to pursue additional revenue generating opportunities has been hampered by its involvement in the Zavanna litigation.  It is likely that we will continue to incur significant legal fees until the litigation is ultimately resolved.  The combination of these factors raises substantial doubt with our auditor about the Company’s ability to continue as a going concern.

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

Item 9A(T). Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2008.  Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer initially concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, during the period and as of the end of the period covered by this Annual Report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.  However, in July 2009, we discovered that the Section 302 Officer Certifications accompanying our 2008 Annual Report on Form 10-K, filed on April 8, 2009, did not contain specific reference to internal controls over financial reporting, but rather, referred simply to internal controls.  Further, the report specific to internal controls over financial reporting included in this amended Annual Report was not included in the original filing of our Annual Report on form 10-K.  The subsequent discovery of this oversight is an indication that such controls, as they related to the Annual Report and Officer Certifications, were in fact not effective at the time of our original filing.  During the fourth quarter of 2009, we adopted additional review processes surrounding the identification and inclusion of required disclosures, the implementation of which is designed to prevent the future recurrence of this oversight

Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met.  Further, the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Report on Internal Control Over Financial Reporting

Our internal controls over financial reporting are designed by, or under the supervision of our Principal Executive Officer and Principal Financial Officer or persons performing similar functions, and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

▪	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

▪
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

▪	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition or disposition of our assets that could have a material effect on the financial statements.

Our management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management initially concluded that our internal control over financial reporting was effective as of December 31, 2008.  However, during 2009, we discovered that certain transactions were not accounted for properly, as discussed in the Explanatory section located on page 3 of this Annual Report.  The discovery of these errors is an indication that our internal controls over financial reporting were not effective at the time of our original filing.  We have subsequently implemented processes to strengthen the review of our accounting policies and the applicability of these policies to individual transactions included in our financial statements.

Changes in Internal Control over Financial Reporting

There were no changes made to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act during either the fiscal year ended December 31, 2008, or the fourth quarter of such fiscal year, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  However, during the fourth quarter of 2009, we implemented processes to strengthen the review of our accounting policies and the applicability of these policies to individual transactions and disclosures included in our financial statements.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

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

John Anderson was appointed as a Director on November 4, 2005. Since May 2004, Mr. Anderson has been President, Chief Executive Officer, Secretary, Treasurer and a Director of Strategic Resources Ltd. (f/k/a Key Gold Corporation), a publicly traded Nevada corporation in the business of exploring, acquiring and developing advanced precious metals and base metal properties (previously involved in the exploration and mining for precious and non-precious metals and other mineral resources in China). From December of 1994 to the present, Mr. Anderson has been President of Axiom, a personal consulting and investing company primarily involved in capital raising for private and public companies in North America, Europe, and Asia. From February of 2001 to the present, he has served as a Director of Westcorp Energy, Inc., a publicly traded Nevada corporation, and from March of 2003 to the present as its President and Chief Executive Officer. Mr. Anderson holds a B.A. from University of Western Ontario.

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

10.17
Letter Agreement dated October 15, 2006, by and among Eternal Energy Corp., Fairway Exploration, LLC, Prospector Oil, Inc., and 0770890 B.C. Ltd. (Incorporated by reference to Exhibit 10.17 of our Annual Report on Form 10-KSB filed April 16, 2007).

10.18
Letter Agreement dated October 26, 2006, by and among Eternal Energy Corp., Fairway Exploration, LLC, Prospector Oil, Inc., 0770890 B.C. Ltd., and Rover Resources Inc. (Incorporated by reference to Exhibit 10.18 of our Annual Report on Form 10-KSB filed April 16, 2007).

10.19
Letter Agreement dated February 28, 2007, by and among Eternal Energy Corp., Pebble Petroleum Inc., Emerald Bay Holdings Ltd., and Heartland Resources Inc. (Incorporated by reference to Exhibit 10.19 of our Annual Report on Form 10-KSB filed April 16, 2007).

10.20	Agreement To Terminate DGWS Option (Incorporated by reference to Exhibit 10.20 of our Quarterly Report on Form 10-Q filed May 15, 2009.
10.21	Employment Agreement by and between Eternal Energy Corp. and Craig Phelps dated August 1, 2007 (Incorporated by reference to Exhibit 10.21 of our Quarterly Report on Form 10-Q filed May 15, 2009).
10.22	Employment Agreement by and between Eternal Energy Corp. and Kirk A. Stingley dated June 2, 2008 (Incorporated by reference to Exhibit 10.21 of our Quarterly Report on Form 10-Q filed May 15, 2009).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of our Annual report on Form 10-K filed April 8, 2008)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: March 10, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	President, Chief Executive Officer and	March 10, 2010
/s/ BRADLEY M. COLBY	Director
Bradley M. Colby	(Principal Executive Officer)

/s/ KIRK A. STINGLEY	Chief Financial Officer	March 10, 2010
Kirk A. Stingley	(Principal Financial Officer and
Principal Accounting Officer)

/s/ JOHN ANDERSON	Director	March 10, 2010
John Anderson

/s/ PAUL RUMLER	Secretary and Director	March 10, 2010
Paul Rumler

Eternal Energy Corp.

Financial Statements

As of December 31, 2008 and 2007
For Each of the Two Years in the Period Ended December 31, 2008

Eternal Energy Corp.

Index to the Financial Statements

As of December 31, 2008 and 2007
For Each of the Two Years in the Period Ended December 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Eternal Energy Corp.

We have audited the accompanying balance sheets of Eternal Energy Corp. as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2008. Eternal Energy Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eternal Energy Corp. as of December 31, 2008 and 2007, and the results of its operations and its cash flows each of the years in the two-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 2 to the financial statements, certain errors to the financial statements as of and for the year ending December 31, 2007 were discovered by the Company’s management during 2009.  These errors were misstatements that resulted in a restatement of the financial statements as of and for the years ended December 31, 2008 and 2007.  We have audited the adjustments described in Note 2 and, in our opinion, such adjustments are appropriate and are presented fairly.

Kelly & Company
Costa Mesa, California
April 8, 2009
December 17, 2009

Eternal Energy Corp.

Balance Sheet

As of December 31, 2008 and 2007

	2008	2007
	(Restated)	(Restated)
Current assets:
Cash	$727,701	$791,891
Prepaid expenses	9,266	46,966
Advances	-	165,000

Total current assets	736,967	1,003,857

Spud fees receivable	750,000	500,000
Equipment and leasehold improvements, net of accumulated depreciation and amortization of $54,669 and $19,625, respectively	60,242	90,282
Oil and gas properties – subject to amortization, net of accumulated depletion of $57,667 and $30,107, respectively	2,324,154	2,315,733
Oil and gas properties – not subject to amortization	1,324,400	1,399,818
Assets held for sale	38,000	-
Licenses	-	684,000
Deposits	1,604,366	1,536,130

Total assets	$6,838,129	$7,529,820

Current liabilities:

Accounts payable and accrued liabilities	$98,808	$177,308
Accrued officer's compensation	43,101	43,101
Due to related party	-	250,000
Accrued oil and gas interests	444,738	100,954

Total current liabilities	586,647	571,363

Due to related party - non-current	-	250,000
Total liabilities	$586,647	$821,363

Commitments and contingencies

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Balance Sheet

As of December 31, 2008 and 2007

	2008	2007
	(Restated)	(Restated)

Stockholders' equity:
Common stock, $.001 par value, 875,000,000 shares authorized, 44,550,000 shares issued and outstanding	44,550	44,550
Additional paid-in capital	9,039,131	8,588,803
Accumulated deficit	(2,832,199)	(1,924,896)

Total stockholders' equity	6,251,482	6,708,457

Total liabilities and stockholders' equity	$6,838,129	$7,529,820

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Statements of Operations

For Each of the Two Years in the Period Ending December 31, 2008

	2008	2007
	(Restated)	(Restated)

Gain on the sale of oil and gas property – excluded from amortizable pool, net of costs	$425,372	$-
Gain on the sale of equity investment	-	871,278
Spud fee revenue	750,000	1,249,991
Oil and gas sales	142,838	317,135
Drilling refund	121,453	-

Total revenue	1,439,663	2,438,404

Operating expenses:
Oil and gas operating expenses	504,786	369,516
Down-hole gas and water license royalties	51,000	-
Impairment of oil & gas properties	2,782	1,538,416
General and administrative expenses	692,832	627,543
Stock-based compensation	450,328	320,892
Professional fees	482,887	249,845
Depreciation, depletion and amortization	246,604	49,732

Total operating expenses	2,431,219	3,155,944

Total operating loss	(991,556)	(717,540)

Interest income	84,253	52,165

Net loss	$(907,303)	$(665,375)

Net loss per common share:
Basic and diluted	$(0.02)	$(0.02)

Weighted average number of shares outstanding:
Basic and diluted	44,550,000	42,937,978

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Statements of Stockholders' Equity

For Each of the Two Years in the Period Ended December 31, 2008

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2006 (Restated)	42,550,000	$42,550	$1,549,337	$2,761,591	$4,353,478

Cumulative effect of accounting change	-	-	6,091,061	(4,021,112)	2,069,949
Stock-based compensation	-	-	320,892	-	320,892
Shares issued in acquisition of oil and gas properties	2,000,000	2,000	627,513	-	629,513
Net loss	-	-	-	(665,375)	(665,375)

Balance, December 31, 2007 (Restated)	44,550,000	$44,550	$8,588,803	$(1,924,896)	$6,708,457

Stock-based compensation	-	-	450,328	-	450,328
Net loss	-	-	-	(907,303)	(907,303)

Balance, December 31, 2008 (Restated)	44,550,000	$44,550	$9,039,131	$(2,832,199)	$6,251,482

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Statements of Cash Flows

For Each of Two Years in the Period Ended December 31, 2008

	2008	2007
	(Restated)	(Restated)

Cash flows provided by (used for) operating activities:
Net loss	$(907,303)	$(665,375)
Adjustments to reconcile net loss to net cash used by operating activities:
Non cash transactions:
Stock-based compensation	450,328	320,892
Depreciation, depletion and amortization	246,604	49,732
Dry hole costs incurred in prior year	-	1,309,179
Expensed oil and gas rights	-	237,050
Interest accrued on drilling deposits	(71,710)	-
Gain on the sale of equity investment	-	(871,278)
Gain on the sale of oil and gas properties, not subject to amortization	(425,372)	-
Changes in operating assets and liabilities:
Decrease in prepaid expense	37,700	(34,138)
Increase (decrease) in advances	165,000	(165,000)
Increase in other receivables	(250,000)	(500,000)
Decrease in accounts payable and accrued liabilities	(97,500)	(103,495)
Net cash provided by (used for) operating activities	(852,253)	(422,433)

Cash flows provided by (used for) investing activities:
Increase (decrease) in deposits	3,474	159,101
Proceeds from the sale of equity investment	-	877,353
Proceeds from the sale of oil and gas properties, not subject to amortization	1,190,135	-
Additions to oil and gas properties	(381,542)	(1,912,153)
Additions to equipment and leasehold improvements	(24,004)	(92,787)
Additions to down-hole licenses	-	(184,000)

Net cash provided by (used for) investing activities	788,063	(1,152,486)
Net increase (decrease) in cash	(64,190)	(1,574,919)
Cash - beginning of period	791,891	2,366,810
Cash - end of period	$727,701	$791,891

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Statements of Cash Flows

For Each of Two Years in the Period Ended December 31, 2008

Supplemental Disclosure of Cash Flow Information

	2008	2007
	(Restated)	(Restated)
Cash paid during the twelve-month periods for:
Interest	$-	$-
Income taxes	-	-

Significant non-cash transactions:
Acquisition of down hole licenses	$-	$500,000
Write-down of down hole licenses	(500,000)	-
Purchase of oil & gas properties	343,784	100,954

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

In 2007, the Company recorded sales of oil and gas produced in the West Ranch Field.  Because the Company recognized revenues beginning in 2007, it is no longer considered to be in the development stage.

2.	Correction of Errors and Reclassifications

In 2009, the Company discovered that certain transactions reported in its 2006, 2007 and 2008 financial statements were recorded incorrectly.  Specifically:

•
the Company had expensed its entire interest in the North Dakota prospect rather than expensing only the interest owned beneficially through its investment in Pebble Petroleum.  The Company sold its beneficial ownership interest sold in 2007 (Note 6).  The impact of this correction is an increase in oil and gas properties, not subject to amortization and a decrease in cost of prospects sold of $88,407 as of and for the year ended December 31, 2007.  The correction of this error did not impact the Company’s statement of cash flows for the year ended December 31, 2007;

•
amounts advanced to Rover Resources Inc. in 2007 were improperly recorded as investments in oil and gas properties and subsequently expensed upon the sale of the Company’s investment in Pebble Petroleum (Note 7).  The impact of this correction is an increase in advances of $165,000 as of December 31, 2007 and a decrease in cost of prospects sold of $165,000 for the year ended December 31, 2007.  The correction of this error did not impact the Company’s statement of cash flows for the year ended December 31, 2007;

•
the Company did not properly accrue costs associated with its 10% direct working interest in certain oil and gas leases located in North Dakota (Note 6).  The impact of this correction is an increase in oil and gas properties, not subject to amortization, an increase in accrued oil and gas interests, a decrease in cash provided by operations and a decrease in cash used for investing activities of $100,954 as of and for the year ended December 31, 2007;

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2008 and 2007
For Each of the Two Years in the Period Ended December 31, 2008

•
a gain on the sale of the Company’s interest in Pebble Petroleum Inc. was improperly presented as a sale of an oil and gas prospect rather than as a gain on the sale of an equity investment (Note 7).  The impact of this correction is a decrease in revenue from the sale of prospects of $877,353, a decrease in the cost of prospects sold of $6,075, an increase in the gain recognized on the sale of an equity investment of $871,278, a decrease in cash provided by operating activities of $871,278 and a decrease in cash used for investing activities of $871,278 for the year ended December 31, 2007;

•
stock-based compensation expense for 2006, 2007 and 2008 was understated due to an incorrect application of SFAS No. 123(R), Share-Based Payment ("SFAS 123(R)") (Note 3).  The impact of this correction includes an increase to the Company’s beginning accumulated deficit balance as of January 1, 2007 in the amount of $94,597.  In addition, stock-based compensation expense for the years ended December 31, 2007 and 2008 was understated by $98,885 and $76,280, respectively.  The effect of this correction results in an increase in additional paid in capital and accumulated deficit balances as of December 31, 2007 and 2008 of $193,482 and $269,762, respectively.  The correction of this error did not impact the Company’s statements of cash flows for the years ended December 31, 2007 and 2008; and

•
the Company had incorrectly recognized the gross proceeds from the sale of its Steamroller Prospect as revenues and written off the specific costs associated with the Steamroller Prospect as costs of prospects sold.  The Company has subsequently changed its accounting treatment for the sale of its Steamroller Prospect to allocate a portion of the sales proceeds to the portion of the Company’s full cost pool that is not subject to amortization, based on the relative estimated fair market values of the prospects included in the pool as of the date of the Steamroller Prospect sale.  The impact of this correction is a decrease in oil and gas properties, not subject to amortization of $502,416 as of December 31, 2008, a decrease in revenue from the sale of prospects of $1,190,135, a decrease in the cost of prospects sold of $251,457, a decrease in general and administrative expenses of $10,888 and an increase in the gain recognized on the sale of an oil and gas prospect of $425,375 for the year ended December 31, 2008.  In addition, the impact of the correction of this error is a decrease in the amount of cash provided by operations and a decrease in the amount of cash used for investing activities, respectively, in the amount of $972,790 for the year ended December 31, 2008.

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2008 and 2007
For Each of the Two Years in the Period Ended December 31, 2008

Given the materiality of the affected transactions and related account balances, the Company has elected to restate its 2007 and 2008 financial statements in order to correct the errors.  The restatements had the following net effects on the Company’s balance sheets, statements of operations and statements of cash flows as of and for the years ended December 31, 2007 and 2008:

		2007
	2007	as Previously
	Restated	Reported	Change

Advances	$165,000	$-	$165,000
Oil and gas properties (net)	3,715,551	3,526,190	189,361
Accrued oil and gas interests	100,954	-	100,954
Additional paid in capital	8,588,803	8,395,322	193,481
Accumulated deficit	(1,924,896)	(1,984,822)	59,926

Prospect sales	-	877,353	$(877,353)
Gain on sale of equity investment	871,278	-	871,278
Cost of prospects sold	-	259,482	(259,482)
Stock-based compensation	320,892	222,007	98,885
Net loss	(665,375)	(819,897)	154,522
Basic and diluted loss per share	$(0.01)	$(0.02)	$0.01
Cash provided by (used for) operating activities	(422,433)	549,799	(972,232)
Cash provided by (used for) investing activities	(1,152,486)	(2,124,718)	972,232

		2008
	2008	as Previously
	Restated	Reported	Change

Oil and gas properties (net)	$3,648,554	$4,150,970	$(502,417)
Additional paid in capital	9,039,131	8,769,369	269,762
Accumulated deficit	(2,832,199)	(2,060,020)	(772,179)

Prospect sales	-	1,190,135	$(1,190,135)
Cost of prospects sold	-	251,457	(251,457)
Gain on sale of oil and gas prospect	425,372	-	425,372
General and administrative expenses	692,832	703,720	(10,888)
Stock-based compensation	450,328	374,048	76,280
Net loss	(907,303)	(328,605)	(578,698)
Basic and diluted loss per share	$(0.02)	$(0.01)	$(0.02)
Cash provided by (used for) operating activities	(852,253)	75,535	(927,788)
Cash provided by (used for) investing activities	788,063	(139,725)	927,788

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

As of the end of each reporting period, the capitalized costs of each cost center are subject to a ceiling test, in which the costs shall not exceed the cost center ceiling.  The cost center ceiling is equal to i) the present value of estimated future net revenues computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions;  plus ii) the cost of properties not being amortized; plus iii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less iv) income tax effects related to differences between the book and tax basis of the properties.  If unamortized costs capitalized within a cost center, less related deferred income taxes, exceed the cost center ceiling, the excess is charged to expense and separately disclosed during the period in which the excess occurs.

Equity Investments

The Company utilizes the Cost Method of Accounting for equity investments in companies in which the Company owns less that 20% of the voting stock and over which the Company does not possess significant influence or control.  Under the Cost Method of Accounting, the Company does not record its share in the earnings and losses of the companies in which it has an investment.  Rather, the investment is maintained at its original cost.  Gains or losses are recognized on the sale or disposition of such investments to the extent that the proceeds received exceed or are less than the original cost of the investment.

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

6.	Oil and Gas Properties

As of December 31, 2008 and 2007, the Company's cost centers are as follows:

	2008 (Restated)		2007(Restated)
	Amortizable	Non-Amortizable	Amortizable	Non-Amortizable
United States	$2,324,154	$1,322,957	$2,315,733	$1,399,818
Canada	-	1,443	-	-
The North Sea	-	-	-	-
Total	$2,324,154	$1,324,400	$2,315,733	$1,399,818

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2008 and 2007
For Each of the Two Years in the Period Ended December 31, 2008

Producing Properties

Through various transactions that occurred during 2007, the Company acquired a 75% working interest in the South West Extension of the West Ranch Field, located in Jackson County, Texas.  The West Ranch property represents the Company’s only property containing proven reserves.  Depletion expense was $27,560 and $30,107 for the years ended December 31, 2008 and 2007.

The net capitalized cost of the West Ranch property is summarized below:

	2008	2007
	(Restated)	(Restated)
Acquisition cost	$1,894,259	$1,894,259
Development costs	487,562	451,581
	2,381,821	2,345,840
Depletion	(57,667)	(30,107)
Balance at December 31, 2008 and 2007	$2,324,154	$2,315,733

Exploratory Prospects

The Company has entered into participation agreements in five exploratory oil and gas properties. Each of the five exploratory projects is excluded from its respective amortizable cost pool.  Each prospect’s costs will be transferred into the amortization base on an ongoing (well-by-well or property-by-property) basis as the prospect is evaluated and proved reserves established or impairment determined. Two of the five properties have been abandoned. The Company has a working interest and/or overriding royalty interest in the wells on the remaining properties, if they are successful. The Company paid certain amounts upon execution of the agreements and is obligated to share in the drilling costs of the exploratory wells. In addition, the Company has agreed to issue shares of its common stock based upon the proven reserves of the property. The nature of the capitalized costs of the exploratory prospects is as follows:

The nature of oil & gas property capitalized costs excluded from amortization at December 31, 2008 was incurred as follows:

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2008 and 2007
For Each of the Two Years in the Period Ended December 31, 2008

			Aggregate
			Through
	2008	2007	2006
	(Restated)	(Restated)	(Restated)	Total
United States
Acquisition costs	$658,517	$298,183	$994,102	$1,950,802
Exploration costs	29,385	87,401	20,131	136,917
Development costs	-	-	-	-
Disposals	(764,763)	-	-	(764,762)
United States total	$(76,861)	$385,584	$1,014,233	$1,322,957
Canada
Acquisition costs	$1,443	$-	$-	$1,443
Exploration costs	-	-	-	-
Development costs	-	-	-	-
Impairments and sales	-	-	-	-
Canada total	$1,443	$-	$-	$1,443
The North Sea
Acquisition costs	$2,782	$-	$197,988	$200,770
Exploration costs	-	1,476,436	32,987	1,509,423
Development costs	-	-	-	-
Impairments	(2,782)	(1,538,416)	-	(1,541,198)
Disposals	-	(163,510)	-	(163,510)
North Sea total	$-	$(230,975)	$230,975	$-

Total capitalized costs excluded from amortization				$1,324,400

United States

Big Sand Spring Valley Prospect

The Company acquired a 50% working interest in the Big Sand Spring Valley Prospect (“BSSV Prospect”) for an initial payment of $667,000 and the obligation for a future payment of $2,000,000, which represents 50% of the estimated initial drilling costs. In addition, the Company is obligated to issue one million shares of its common stock for each ten million equivalent barrels of net proven oil reserves developed on the BSSV Prospect. At December 31, 2008, drilling has not begun on the BSSV Prospect.  As a result, the Company has not recorded its obligation to fund any additional drilling costs nor have there been any oil reserves proven on these properties. This participation agreement has a term of ten years, which expires in November 2015.  This property is evaluated for impairment annual1ly.  There were no impairments evident at December 31, 2008 or 2007.  The Company has no current plans to drill exploratory wells on this prospect in the near future.

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2008 and 2007
For Each of the Two Years in the Period Ended December 31, 2008

Utah

In December 2007, the Company purchased a 50% interest in a 640-acre mineral lease from the State of Utah. In the first quarter of 2008, the Company purchased a 50% interest in an additional 10,860 acre lease from the State of Utah.   This property is evaluated for impairment annually.  There were no impairments evident at December 31, 2007.

In June 2008, the Company sold its 50% working interest in the Utah prospect.  Because the Steamroller prospect represented a significant portion of the full cost pool, not subject to amortization and because full cost accounting rules do not allow for the use of specific identification with respect to calculating gains on the partial disposal of the pool, the Company has allocated the total cost of the full cost pool, not subject to amortization, among the individual prospects included within the pool, based on their relative fair market value as of the date of the Steamroller disposition.  The allocated basis attributed to the Steamroller prospect as of the date of sale was $764,763.  Gross proceeds from the sale totaled $1,190,135, resulting in a $425,372 gain on the sale of the Steamroller prospect.

Under the terms of the sale, the Company retained an overriding royalty interest on all future production from the property sold, as well as an overriding royalty interest on production from properties of mutual interest which the purchaser may develop in the future.

Pebble Beach

In October 2006, the Company entered into an operating agreement with Rover Resources Inc. (“Rover”).  Under the terms of the agreement, the Company acquired a 10% working interest in certain prospects located in Montana and North Dakota.  As of December 31, 2008, the Company’s working interest in the North Dakota prospect totals $533,145, of which $444,738 is payable to Rover.  This property is evaluated for impairment annually.  There were no impairments evident at December 31, 2008 or 2007.  The property is currently in an evaluation phase.  The Company does not expect that a determination will be made on the viability of the property within the next twelve months.

The North Sea

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

The Company recorded impairments related to the North Sea projects as follows:

	2008	2007
	(Restated)	(Restated)

Quad 14	$2,782	$1,430,429
Quad 41/42	-	107,987
Totals	$2,782	$1,538,416

The following table summarizes the activity of exploratory costs for the years ended December 31, 2008 and 2007:

	2008	2007
	(Restated)	(Restated)

Balance at the beginning of the period	$1,399,819	$1,245,210
Additions to exploratory costs	681,237	1,699,100
Dry hole costs	(2,782)	(1,538,416)
Costs of prospects sold	(251,457)	(6,075)
Balance at the end of the period	$1,826,817	$1,399,819

Canada

In June 2008, the Company acquired a 5% overriding royalty position in additional prospects located in Saskatchewan, Canada.

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2008 and 2007
For Each of the Two Years in the Period Ended December 31, 2008

7.	Equity Investment

In October 2006, the Company acquired 15% of the voting shares of Pebble Petroleum, Inc. (“Pebble”).  Pebble was formed to acquire working interests in certain oil and gas leases located in Saskatchewan, Canada.  Through a series of capital transactions completed by Pebble, the Company’s equity interest was diluted to 5% of the voting shares.

In May 2007, the Company sold its 5% equity interest in Pebble. Proceeds from the sale totaled $877,353, resulting in a gain on the sale of $871,278.  Per the terms of the Pebble sale, the Company retained a 5% gross overriding royalty from each well drilled on certain acreage that Pebble holds rights to in western Canada.  In addition, the Company obtained the right to receive $250,000 for each of the first eight wells drilled on the property. The Company recognizes these amounts as “spud fee” revenue when drilling commences.  As of December 31, 2008, all eight of the initial wells have been drilled, for which the Company has earned $2,000,000 in spud fees.  As a result of the litigation described in Note 8, as of December 31, 2008, the purchaser is holding $750,000 in spud fees owed to the Company in escrow until the legal matter is resolved.  The Company does not believe that there is any merit to the claims asserted in the litigation and expects that the spud fees due to the Company will be collected.  The timeframe for the settlement of this lawsuit is uncertain and, accordingly, the receivable has been classified as non-current.

8.	Deferred Income Taxes

As a result of its losses, the Company has not recorded any current or deferred income tax provision for the years ended December 31, 2008 and 2007.  Significant components of the Company's deferred income tax assets and liabilities at December 31, 2008 and 2007 are as follows:

	2008	2007
	(Restated)	(Restated)
Deferred income tax assets:

Net operating loss carryforward	$914,355	$605,872
Valuation allowance	(914,355)	(605,872)
Net deferred income tax asset	-	-

Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:

	2008	2007
	(Restated)	(Restated)
Tax expense at U.S. statutory rate	(34.0)%	(34.0)%
Change in valuation allowance	34.0%	34.0%
Effective income tax rate	-	-

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2008 and 2007
For Each of the Two Years in the Period Ended December 31, 2008

The Company has federal net operating loss carryforwards of $2,793,334.  The federal net operating loss carryforwards will begin to expire in 2023. Based upon its history of losses and management's assessment of when operations are anticipated to generate taxable income, the Company has concluded that it is more likely than not that the net deferred income tax assets will not be realized through future taxable earnings and, accordingly, has established a full valuation allowance for them. The valuation allowance increased by $308,483 during the year ended December 31, 2008 as a result of the current year’s net losses.

9.	Commitments and Contingencies

Financial Results, Liquidity and Management's Plan

Excluding gains realized from the disposition of oil and gas prospects and the sale of equity investments, the Company has incurred net losses for the years ended December 31, 2008 and 2007 of $1,332,675 and $1,536,653, respectively.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  As stated in Note 6, the Company has been successful in generating additional operating capital through the disposition of oil and gas prospects.  However, the disposition of properties is not a viable strategy for funding the Company’s long-term operations.  Accordingly, the Company’s management is developing and implementing plans to sustain the Company’s cash flow from operating activities and/or acquire additional capital funding.

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

Lease Obligation

In December 2008, the Company renegotiated its lease for its corporate offices. The new lease has a term of 36 months and expires in December 31, 2011. Rents remaining as of December 31, 2008 under this lease are as follows:

Amount
2009	$60,933
2010	62,537
2011	64,140
2012	-
2013	-

Total	$187,610

Gross rent expense for the years ended December 31, 2008 and 2007 was $69,747 and $58,523, respectively.

10.	Loss Per Share

The following is a reconciliation of the number of shares used in the calculation of basic loss per share and diluted loss per share for the twelve-month periods ended December 31, 2008 and 2007:

	2008	2007
	(Restated)	(Restated)

Net loss	$(907,303)	$(665,375)
Weighted-average number of common shares outstanding	44,550,000	42,937,978
Incremental shares from the assumed exercise of dilutive stock options	-	-
Diluted common shares outstanding	44,550,000	42,937,978
Net loss per share, basic and diluted	$(0.02)	$(0.02)

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2008 and 2007
For Each of the Two Years in the Period Ended December 31, 2008

The following securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	2008	2007
	(Restated)	(Restated)
Stock Options	5,543,800	3,393,800
Warrants	-	12,924,000

11.	Equity Transactions

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

Warrants

Average
Weighted
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

Shares Reserved for Future Issuance

As of December 31, 2008, the Company has reserved shares for future issuance upon exercise of outstanding options and warrants as follows:

Options	5.543.800
Warrants	-
Total	5,543,800

These amounts do not include any shares that may have to be issued upon the discovery of net proved reserves in the Nevada oil and gas property.

12.	Related Party Transaction

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

In December 2008, as a result of the Company not maintaining an exclusive right to the use of the down-hole technology, the Company received a notification from one of the related entities of its desire to remarket the licenses to third parties.  As a result, the original licensing agreement between the Company and the related entity was amended.  The amended agreement relieves the Company of its obligation to make the $250,000 payments to the related entity, originally scheduled for December 2008 and 2009, and enables the related entity to freely market the technology.  Furthermore, the related party has agreed to work in good faith to seek reimbursement on the Company’s behalf for its investment in the original technology and to secure the granting of a 1% overriding royalty interest in favor of the Company for any wells in which the technology used to generate production.  As a result of the amended agreement, the Company has been relieved of its liability to the related entities and has removed the licenses from its balance sheet.  In addition, the Company has reclassified certain down-hole tools purchased during 2008 as Assets Held for Sale as of December 31, 2008.

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

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2008 and 2007
For Each of the Two Years in the Period Ended December 31, 2008

13.	Supplemental Oil and Gas Information (Unaudited)

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

The Company has retained an independent petroleum engineering consultant to determine its annual estimate of oil and gas reserves as of December 31, 2008 and 2007.  The independent consultant estimated the oil and gas reserves associated with the Company’s West Ranch property using generally accepted industry standards, which include the review of technical data, methods and procedures used in estimating reserves volumes, the economic evaluations and reserves classifications.

The Company believes that the methodologies used by the independent consultant in preparing the relevant estimates generally comply with current Securities and Exchange Commission (SEC) standards.

The Company acquired its West Ranch reserves in 2007.  The following table summarizes changes in the Company’s oil and gas reserves for the years ended December 31, 2008 and 2007:

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2008 and 2007
For Each of the Two Years in the Period Ended December 31, 2008

	2008		2007
	Oil (bbls)	Gas (mcf)	Oil (bbls)	Gas (mcf)
Proved developed and undeveloped reserves
Beginning of year	660,286	363,719	-	-
Purchases of minerals in place	-	-	664,673	364,741
Production	(1,651)	-	(4,387)	(1,022)
Revisions of previous estimates	(256)	-	-	-
End of year	658,379	363,719	660,286	363,719

	2008		2007
	Oil (bbls)	Gas (mcf)	Oil (bbls)	Gas (mcf)
Proved developed reserves
Beginning of year	170,371	304,591	-	-
End of year	170,371	304,591	170.371	304.591

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

Standardized Measure of Discounted Future Net Cash Flows

	At December 31,
	2008	2007
Future cash flows	$30,879,408	$56,042,355
Future costs
Production costs and other operating expenses	(6,791,444)	(10,694,354)
Development costs	(2,245,000)	(3,025,000)
Future income tax expense	(617,588)	(1,120,846)
Future net cash flows	21,225,376	41,202,155
Ten percent discount factor	(9,726,801)	(16,552,262)
Standardized measure	$11,498,575	$24,649,893

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2008 and 2007
For Each of the Two Years in the Period Ended December 31, 2008

The following table summarizes the changes in the Company’s standardized measure of discounted future net cash flows for the years ended December 31, 2008 and 2007:

	2008	2007
Standardized measure of discounted future cash flows
Beginning of year	$24,649,893	$-
Net change in sales prices and future production costs	(12,430,123)	-
Change in estimated future development costs	357,445	-
Sales of oil and gas produced during the year	(74,301)	-
Net change due to purchases/sales of minerals in place	-	24,649,893
Net change due to revisions in quantity estimates	(11,514)	-
Net change in income taxes	503,258	-
Accretion of discount	(1,496,083)	-
End of year	$11,498,575	$24,649,893

Assumed prices used to calculate future cash flows

	At December 31,
	2008	2007
Oil price per barrel	$45.00	$85.00
Gas price per mcf	$4.50	$6.67

As noted above, the Company’s producing oil and gas wells were shut in during the majority of 2008 in response to a need to divert working capital to the Company’s defense of the Zavanna litigation.  In addition, plans to waterflood the West Ranch property have been delayed due to working capital constraints as well as pending the results of further analysis of the waterflood program strategy.  Consequently, there was virtually no change in the Company’s oil and gas reserves from December 31, 2007 to December 31, 2008.  Upon the gathering of additional working capital, the Company intends to re-initiate its waterflood activities in order to stimulate production of the oil and gas wells.  The Company hopes to re-initiate its waterflood activities in late 2009.

The accompanying notes are an integral part of the financial statements.