Form 10-Q/A
period 2009-03-31
Eternal Energy Corp.
filed 2010-03-10
CIK 1282613

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

44,550,000 shares of common stock issued and outstanding at March 10, 2010.

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

Due to the materiality of the errors, we have elected to restate our 2008 and 2007 financial statements to reflect the correction of these errors.  The nature and effect of the corrections of the accounting errors on the financial statements for the year ended December 31, 2008 and for the three-month period ended March 31, 2008 are discussed in detail in Part I, Item 7: Management’s Discussion and Analysis and Plan of Operation (page 4) as well as in Part II, Item 8: Financial Statements and Supplementary Data (Footnote 2, page F-6).

This Amendment No. 1 on Form 10-Q/A amends our Report on Form 10-Q for the quarter ended March 31, 2009 filed with the Securities and Exchange Commission on May 15, 2009.  This Amendment No. 1 on Form 10-Q/A amends Part I, Item 1: Financial Statements, Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operation and Part I, Item 4T: Controls or Procedures.  No other Item in our Report on Form 10-Q filed on May 15, 2009 is amended, modified or updated hereby.  Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Form 10-Q/A.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Eternal Energy Corp.

Condensed Financial Statements

As of March 31, 2009 and
For Each of the Three-Month Periods Ended March 31, 2009 and 2008

Eternal Energy Corp.

Index to the Condensed Financial Statements

As of March 31, 2009 and
For Each of the Three-Month Periods Ended March 31, 2009 and 2008

Eternal Energy Corp.

Condensed Balance Sheets

As of March 31, 2009 and December 31, 2008

	March 31,
	2009	December 31,
	(Unaudited)	2008
	(Restated)	(Restated)
Current assets:
Cash	$286,364	$727,701
Prepaid expenses	5,851	9,266
Advances	50,000	-

Total current assets	342,215	736,967

Spud fees receivable	750,000	750,000
Equipment and leasehold improvements, net of accumulated depreciation and amortization of $63,902 and $54,667, respectively	72,510	60,242
Oil and gas properties – subject to amortization, net of accumulated depletion of $57,667 and $0, respectively	2,393,757	2,324,154
Oil and gas properties – not subject to amortization	1,324,496	1,324,400
Assets held for sale	57,000	38,000
Deposits	1,604,366	1,604,366

Total assets	$6,544,344	$6,838,129

Current liabilities:

Accounts payable and accrued liabilities	$192,163	$98,808
Accrued officer's compensation	43,101	43,101
Accrued oil and gas interests	444,835	444,738

Total liabilities	$680,099	$586,647

Commitments and contingencies

Stockholders' equity:
Common stock, $.001 par value, 875,000,000 shares authorized, 44,550,000 shares issued and outstanding	44,550	44,550
Additional paid-in capital	9,149,381	9,039,131
Accumulated deficit	(3,329,686)	(2,832,199)

Total stockholders' equity	5,864,245	6,251,482

Total liabilities and stockholders' equity	$6,544,344	$6,838,129

The accompanying notes are an integral part of the condensed financial statements.

Eternal Energy Corp.

Condensed Statements of Operations

For Each of the Three-Month Periods Ended March 31, 2009 and 2008

		2008
	2009	(Restated)

Spud fee revenue	$-	$-
Oil and gas sales	-	80,257

Total revenue	-	80,257

Operating expenses:
Oil and gas operating expenses	30,009	209,388
Down-hole gas and water license royalties	-	51,000
Impairment of oil & gas properties	-	2,281
General and administrative expenses	221,533	165,880
Stock-based compensation	110,250	102,905
Professional fees	136,753	31,152
Depreciation, depletion and amortization	9,233	29,074

Total operating expenses	507,778	591,680

Total operating loss	(507,778)	(511,423)

Interest income	10,291	2,667

Net loss	$(497,487)	$(508,756)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding:
Basic and diluted	44,550,000	44,550,000

The accompanying notes are an integral part of the condensed financial statements.

Eternal Energy Corp.

Condensed Statements of Cash Flows

For Each of Three-Month Periods Ended March 31, 2009 and 2008

		2008
	2009	(Restated)

Cash flows provided by (used for) operating activities:
Net loss	$(497,487)	$(508,756)
Adjustments to reconcile net loss to net cash used by operating activities:
Non cash transactions:
Stock-based compensation	110,250	102,905
Depreciation, depletion and amortization	9,233	29,075
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expense	3,415	(4,099)
Increase in receivables	(50,000)	-
Increase (decrease) in accounts payable and accrued liabilities	93,355	2,126
Net cash provided by (used for) operating activities	(331,234)	(378,749)

Cash flows provided by (used for) investing activities:
Decrease in deposits	-	121,452
Additions to oil and gas properties	(69,603)	(254,479)
Additions to equipment and leasehold improvements	(40,500)	(19,000)
Net cash provided by (used for) investing activities	(110,103)	(152,027)

Net increase (decrease) in cash	(441,337)	(530,776)
Cash - beginning of period	727,701	791,891
Cash - end of period	$286,364	$261,115

Supplemental Disclosure of Cash Flow Information

2008
	2009	(Restated)
Cash paid during the twelve-month periods for:
Interest	$-	$-
Income taxes	-	-

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

2.	Correction of Errors and Reclassifications

In 2009, the Company discovered that certain transactions reported in its 2006, 2007 and 2008 financial statements were recorded incorrectly.  Specifically:

•
stock-based compensation expense for 2006, 2007 and 2008 was understated due to an incorrect application of SFAS No. 123(R), Share-Based Payment ("SFAS 123(R)") (Note 3).  The impact of this correction includes an increase to the Company’s beginning accumulated deficit balance as of January 1, 2008 in the amount of $193,482.    The effect of this correction results in an increase in additional paid in capital and accumulated deficit balances as of December 31, 2008 of $269,762.  Stock-based compensation expense for the three-month period ended March 31, 2008 was understated by $26,038.  The correction of this error did not impact the Company’s statements of cash flows for the three-month period ended March 31, 2008; and

•
the Company had incorrectly recognized the gross proceeds from the sale of its Steamroller Prospect (June 2008) as revenues and written off the specific costs associated with the Steamroller Prospect as costs of prospects sold.  The Company has subsequently changed its accounting treatment for the sale of its Steamroller Prospect to allocate a portion of the sales proceeds to the portion of the Company’s full cost pool that is not subject to amortization, based on the relative estimated fair market values of the prospects included in the pool as of the date of the Steamroller Prospect sale.  The impact of this correction is a decrease in oil and gas properties, not subject to amortization, and an increase in accumulated deficit of $502,416 as of December 31, 2008.  The correction of this error did not impact the Company’s statements of cash flows for periods presented herein.

Given the materiality of the affected transactions and related account balances, the Company has elected to restate its 2007 and 2008 financial statements in order to correct the errors.  The correction of these errors had the following effects on the Company’s balance sheet as of December 31, 2008:

Eternal Energy Corp.

Notes to the Condensed Financial Statements

As of March 31, 2009 and
For Each of the Three-Month Periods Ended March 31, 2009 and 2008

		December 31,
	December 31,	2008
	2008	as Previously
	Restated	Reported	Change

Oil and gas properties (net)	$3,648,554	$4,150,970	$(502,417)
Additional paid in capital	9,039,131	8,769,369	269,762
Accumulated deficit	(2,832,199)	(2,060,020)	(772,179)

The correction of these errors had the following effects on the Company’s results of operations for the three-month period ended March 31, 2008:

		March 31, 2008
	March 31, 2008	as Previously
	Restated	Reported	Change

Stock-based compensation	$102,905	$76,867	$26,038
Net loss	(508,756)	(482,718)	(26,038)
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.00)

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

At the end of each reporting period, capitalized costs are subject to a ceiling test, in which the costs shall not exceed the cost center ceiling.  The cost center ceiling is equal to i) the present value of estimated future net revenues computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions;  plus ii) the cost of properties not being amortized; plus iii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less iv) income tax effects related to differences between the book and tax basis of the properties. If unamortized costs capitalized within a cost center, less related deferred income taxes, exceed the cost center ceiling, the excess is charged to expense and separately disclosed during the period in which the excess occurs.

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

Eternal Energy Corp.

Notes to the Condensed Financial Statements

As of March 31, 2009 and
For Each of the Three-Month Periods Ended March 31, 2009 and 2008

5.       Oil and Gas Properties

As of March 31, 2009 and December 31, 2008, the Company’s cost centers are as follows:

	March 31, 2009		December 31, 2008
	Amortizable	Non-Amortizable	Amortizable	Non-Amortizable
United States	$2,393,757	$1,323,053	$2,324,154	$1,322,957

Canada	-	1,443	-	1,443
The North Sea	-	-	-	-

Total	$2,393,757	$1,324,496	$2,324,154	$1,324,400

Producing Properties

The Company owns a 75% working interest in certain leases located within the Southwest Extension of the West Ranch Field, located in Jackson County, Texas.

The net capitalized cost of this property is summarized below:

Acquisition cost	$1,894,259
Development costs	557,165
2,451,424
Depletion	(57,667)
Balance at March 31, 2009	$2,393,757

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

Eternal Energy Corp.

Notes to the Condensed Financial Statements

As of March 31, 2009 and
For Each of the Three-Month Periods Ended March 31, 2009 and 2008

United States

Big Sand Spring Valley Prospect

In 2005, The Company acquired a 50% working interest in the Big Sand Spring Valley Prospect (the “BSSV Prospect”) and an option to acquire a 50% working interest in an additional prospect, for an initial payment of $667,000 and the obligation for a future payment of $2,000,000, which represented 50% of the estimated initial drilling costs in the BSSV Prospect. In 2006, the Company acquired the other 50% working interest in the BSSV Prospect in exchange for cash payments totaling $300,000 and the transfer of the Company’s option on the additional prospect. Under the terms of the participation agreement, the Company is obligated to issue one million shares of its common stock for each ten million equivalent barrels of net proven oil reserves developed on the BSSV Prospect. As of March 31, 2009, the Company’s investment in the BSSV Prospect totals $1,292,229. No exploratory wells have been drilled in BSSV Prospect to date. Unless annual rentals are renewed, the oil and gas leases relating to the BSSV Prospect will expire in August 2009. As of March 31, 2009, the Company’s management has not yet determined if the annual rentals will be renewed. This property is evaluated for impairment annually. There were no impairments evident at March 31, 2009.

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

This property is evaluated for impairment annually.  There were no impairments evident at March 31, 2009.  The property is currently in an evaluation phase.  The Company does not expect that a determination will be made on the viability of the property within the next twelve months.

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

The Company recorded impairments related to the North Sea projects as follows:

		2008
	2009	(Restated)

Quad 14	$-	$2,782
Quad 41/42	-	-
Totals	$-	$2,782

Canada

In June 2008, the Company acquired a 5% overriding royalty position in additional prospects located in Saskatchewan, Canada.

6.	Commitments and Contingencies

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

The following is a reconciliation of the number of shares used in the calculation of basic loss per share and diluted loss per share for the three-month periods ended March 31, 2009 and 2008:

		2008
	2009	(Restated)

Net loss	$(497,487)	$(508,756)
Weighted-average number of common shares outstanding	44,550,000	44,550,000
Incremental shares from the assumed exercise of dilutive stock options	-	-
Diluted common shares outstanding	44,550,000	44,550,000
Net loss per share, basic and diluted	$(0.01)	$(0.01)

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

Restatement of the 2008 Financial Statements

In 2009, we discovered that that certain transactions reported in our 2008 and 2007 financial statements were reported incorrectly. Given the materiality of the affected transactions and related account balances, we have elected to restate our 2008 and 2007 financial statements in order to correct the error. The nature and effect of the corrections of the accounting errors on the financial statements for the years ended December 31, 2008 and 2007 are discussed in detail in Part II, Item 8: Financial Statements and Supplementary Data (Footnote 2, page F-__). As a result, we have revised our discussion of the results of operations for the three-month period ended March 31, 2009 vs. 2008.

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

The Company acquired a 75% working interest in the West Ranch property through a series of transactions occurring in 2007 and began recognizing oil and gas revenues and operating expenses relating to the West Ranch property in the fourth quarter of 2007. Falling oil prices led us to temporarily shut-in the producing wells on the West Ranch property during the latter part of 2008. We also elected to temporarily delay further development of the West Ranch wells to divert working capital to fund our legal defense in the Zavanna LLC, et al (“Zavanna”) litigation. As of March 31, 2009, the West Ranch wells continue to be shut in. Accordingly, the Company has not recognized any revenue from oil and gas sales from the West Ranch property during the three-month period ended March 31, 2009, compared to oil and gas revenue of $80,257 for the three-month period ended March 31, 2008. Oil and gas operating expenses totaled $30,009 for the three-month period ended March 31, 2009, which represents costs necessary to maintain the wells during the shut-in period. Oil and gas operating expenses totaled $209,388 for the three-month period ended March 31, 2008.

As indicated in the footnotes to the financial statements, the Company capitalizes all acquisition and exploration related costs related to a prospect on a country-by-country basis. Such costs are included in our non-amortizable pool until it can be determined whether the prospect contains any economically recoverable oil or gas reserves. We recognized $2,281 of impairment expense for the three-month period ended March 31, 2008 which represents residual costs associated with the abandonment of the Quad 14 property in 2007 for which we were not billed until 2008. No exploratory wells were abandoned in 2008 or to date in 2009. Accordingly, no impairment expense was recognized for the three-month period ended March 31, 2009. It is possible that additional residual costs relating to the abandonment of the Quad 14 property may be received during 2009 as the final accounting for the Quad 14 project is completed. However, we do not expect these residual costs, if any, to have a material effect on our 2009 financial statements.

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

Stock-based compensation expense for the three-month periods ended March 31, 2009 and 2008 was $110,250 and $102,905, respectively. The increase is due to stock options that were granted to our CFO and CEO in June and October 2008, respectively.

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

We determine the value of options granted to employees and directors and amortize that value over the vesting period of each option. Such value is recorded as stock-based compensation, which increased from $46,046 for the three-month period ended March 31, 2007, to $102,905 in for the three-month period ended March 31, 2008. The increase was the result of additional stock options granted to our employees during the second half of 2007.

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

 Liquidity and Capital Resources

As of March 31, 2009, our assets totaled $6,544,344, which included cash balances of $286,364 and investments in oil and gas properties of $3,718,253, net of accumulated depletion. In addition, we have recorded a $750,000 receivable for spud fees earned in 2008 and have $1,599,021 on deposit related to our interest in the Quad 41/42 prospect. In May 2009, we collected $730,000 of the spud fees owed to us that were previously held in escrow. A portion of these funds was used to settle amounts owed to Rover Resources Inc. in connection with our working interest in the Pebble Beach Prospect, totaling $444,835.

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

On November 2007, we were served with a complaint alleging breach of contract, misappropriation of confidential and proprietary information and of trade secret and claims under the Colorado Uniform Trade Secrets Act, fraud, declaratory relief declaring any agreements of release to be void and unenforceable as they were obtained by fraudulent inducement, declaration of accounting and constructive trust for all proceeds and profits from the alleged misappropriation, injunctive relief for return of all allegedly misappropriated information and cessation of use, civil theft of business values, and tortuous interference with contract. The Plaintiffs seek compensatory and punitive damages in an unspecified amount, prejudgment interest, declaratory relief, injunctive relief, accounting, and attorneys’ fees. Management believes the causes of action are without merit and intends to defend its rights vigorously. In January 2008, we filed a countersuit claiming abuse of process, intentional interference with an existing business and contractual relations, commercial disparagement and conspiracy.  The lawsuit has continued to negatively impact our ability to pursue additional opportunities and/or acquire additional oil and gas prospects.  A further result of the lawsuit has been the sale of certain assets in order to fund our ongoing operations.  As of the date of the initial Quarterly Report, the litigation was in the discovery phase and the ultimate outcome of the litigation could not be reasonably estimated.  Subsequently, in July 2009, the litigation was favorably settled.  As part of the settlement agreement, we will receive $255,000 in settlement proceeds as partial reimbursement of legal fees incurred in connection with the litigation.  The entire amount of the settlement proceeds is expected to be received during the third quarter of 2009.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements at March 31, 2009.

ITEM 4T. CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer initially concluded that our disclosure controls and procedures were effective at the reasonable assurance level.  Based on these evaluations, our certifying Officers initially concluded, subject to the limitations noted below, that, as of the end of the period covered by this Quarterly Report on Form 10-Q:

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

However, during 2009, we discovered that we had inadvertently omitted certain disclosures regarding our controls and procedures and that certain 2008 transactions were not accounted for properly, as discussed in the Explanatory section located on page 2 of this Quarterly Report.  The discovery of these omissions and errors is an indication that our disclosure controls and procedures were, in fact, not effective at the time of our original filing.

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

Changes in Internal Control over Financial Reporting

There were no changes made to our internal controls over financial reporting during the quarter ended March 31, 2009.  During the fourth quarter of 2009, we implemented processes to strengthen the review of our accounting policies and the applicability of these policies to individual transactions and disclosures included in our financial statements.

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

ETERNAL ENERGY CORP. (Registrant)

March 10, 2010	/s/ Bradley M. Colby
Bradley M. Colby President and Chief Executive Officer