Form 10-Q/A
period 2009-06-30
Eternal Energy Corp.
filed 2010-03-10
CIK 1282613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                            to

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

•	a gain on the sale of the Company’s interest in Pebble Petroleum Inc. was improperly presented as a sale of an oil and gas prospect rather than as a gain on the sale of an equity investment;

•	spud fee revenue was not recognized in the same period during which the initial drilling of the wells commenced;

•	stock-based compensation expense was understated for both 2006, 2007 and 2008 due to an incorrect application of SFAS 123(R), Share-Based Payment; and

•	we had overstated the gain associated with the sale of our Steamroller Prospect due to an incorrect application of the rules of the full cost method of accounting.

Due to the materiality of the errors, we have elected to restate our 2008 and 2007 financial statements to reflect the correction of these errors.  The nature and effect of the corrections of the accounting errors on the financial statements for the year ended December 31, 2008 and for the three-month and six-month periods ended June 30, 2008 are discussed in detail in Part I, Item 7: Management’s Discussion and Analysis or Plan of Operation (page 5) as well as in Part II, Item 8: Financial Statements and Supplementary Data (Footnote 2, page F-5).

This Amendment No. 1 on Form 10-Q/A amends our Report on Form 10-Q for the quarter ended June 30, 2009 filed with the Securities and Exchange Commission on August 14, 2009.  This Amendment No. 1 on Form 10-Q/A amends Part I, Item 1: Financial Statements, Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operation and Part I, Item 4T: Controls or Procedures.  No other Item in our Report on Form 10-Q filed on August 14, 2009 is amended, modified or updated hereby.  Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Form 10-Q/A.

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

Eternal Energy Corp.

Index to the Condensed Financial Statements (Unaudited)

As of June 30, 2009,
For Each of the Three-Month and Six-Month Periods Ended June 30, 2009 and 2008

Eternal Energy Corp.

Condensed Balance Sheets

As of June 30, 2009 and December 31, 2008

	June 30,
	2009	December 31,
	(Unaudited)	2008
	(Restated)	(Restated)
ASSETS

Current assets:
Cash	$297,691	$727,701
Accounts receivable	20,833	-
Prepaid expenses	6,054	9,266

Total current assets	324,578	736,967

Receivable	20,000	750,000
Equipment and leasehold improvements, net of accumulated depreciation and amortization of $74,721 and $54,667 respectively	61,692	60,242
Oil and gas properties – subject to amortization, net of accumulated depletion of $57,667	2,438,097	2,324,154
Oil and gas properties – not subject to amortization	1,324,496	1,324,400
Assets held for sale	57,000	38,000
Deposits	1,620,366	1,604,366
Total assets	$5,846,229	$6,838,129

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable and accrued liabilities	$185,870	$98,808
Accrued officer’s compensation	43,101	43,101
Accrued oil and gas interests	-	444,738

Total liabilities	$228,971	$586,647

Commitments and contingencies

Stockholders' equity:
Common stock, $.001 par value, 875,000,000 shares authorized, 44,550,000 shares issued and outstanding, respectively	44,550	44,550
Additional paid-in capital	9,238,406	9,039,131
Accumulated deficit	(3,665,698)	(2,832,199)

Total stockholders' equity	5,617,258	6,251,482

Total liabilities and stockholders' equity	$5,846,229	$6,838,129

Eternal Energy Corp.

Condensed Statements of Operations (Unaudited)

For Each of the Six-Month Periods Ended June 30, 2009 and 2008

	For the Three-Month Period Ended		For the Six-Month Period Ended
		June 30, 2008		June 30, 2008
	June 30, 2009	(Restated)	June 30, 2009	(Restated)
Gain on sale of oil and gas property – excluded from amortizable pool, net of costs		425,372		425,372
Oil and gas sales	4,533	56,816	4,533	137,073

Total revenue	4,533	482,188	4,533	562,445

Operating expenses:
Oil and gas operating expenses	3,326	187,838	33,334	397,226
Down-hole gas and water license royalties	-	-	-	51,000
Impairment of oil and gas properties	-	(1,194)	-	1,087
General and administrative	167,511	151,594	389,046	317,474
Stock based compensation	89,025	101,747	199,275	204,651
Professional fees	86,586	132,954	223,339	164,107
Depreciation, amortization and depletion expense	10,819	35,812	20,052	64,886

Total operating costs	357,267	608,751	865,046	1,200,431

Total operating income (loss)	352,734	(126,563)	(860,513)	(637,986)

Interest income	16,722	705	27,014	3,372

Net loss	$(336,012)	$(125,858)	$(833,499)	$(634,614)
Net loss per common share -
Basic and diluted	$(0.01)	$0.00	$(0.02)	$0.01
Weighted average number of shares outstanding -
Basic and diluted	44,550,000	44,550,000	44,550,000	44,550,000

Eternal Energy Corp.

Condensed Statements of Cash Flows (Unaudited)

For Each of the Six-Month Periods Ended June 30, 2009 and 2008

		2008
	2009	(Restated)
Cash flows provided by (used for) operating activities:
Net income (loss)	$(833,499)	$(634,614)
Adjustments to reconcile net loss to net cash used by operating activities:
Non cash transactions:
Stock-based compensation	199,275	204,651
Depreciation, depletion and amortization	20,054	64,886
Gain on the sale of oil and gas property, excluded from amortization	-	(425,372)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	709,167	148,681
Decrease in prepaid expense	3,212	14,242
Increase in deposits	(16,000)	-
Increase (decrease) in accounts payable and accrued liabilities	87,062	(68,739)
Net cash provided by (used for) operating activities	169,271	(696,265)

Cash flows provided by (used for) investing activities:
Return of drilling deposits	-	121,452
Proceeds from the sale of oil and gas property, excluded from amortization	-	1,190,135
Additions to oil and gas properties	(558,777)	(319,974)
Additions to equipment and leasehold improvements	(40,504)	(22,479)
Net cash provided by (used for) investing activities	(599,281)	969,134

Net increase (decrease) in cash	(430,010)	272,869

Cash - beginning of period	727,701	791,891

Cash - end of period	$297,691	$1,064,760

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Condensed Statements of Cash Flows (Unaudited)

For Each of the Six-Month Periods Ended June 30, 2009 and 2008

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

2.	Correction of an Error and Reclassifications

In 2009, the Company discovered that certain transactions reported in its 2006, 2007 and 2008 financial statements were recorded incorrectly.  Specifically:

•
stock-based compensation expense for 2006, 2007 and 2008 was understated due to an incorrect application of SFAS No. 123(R), Share-Based Payment ("SFAS 123(R)") (Note 3).  The impact of this correction includes an increase to the Company’s beginning accumulated deficit balance as of January 1, 2008 in the amount of $193,482.  The effect of this correction results in an increase in additional paid in capital and accumulated deficit balances as of December 31, 2008 of $269,762 and increases in stock-based compensation expense for the three- and six-month periods ended June 30, 2008 of 22,875 and $48,914, respectively.  The correction of this error did not impact the Company’s statements of cash flows for the six-month period ended June 30, 2008;

•
the Company had incorrectly recognized the gross proceeds from the sale of its Steamroller Prospect (June 2008) as revenues and written off the specific costs associated with the Steamroller Prospect as costs of prospects sold.  The Company has subsequently changed its accounting treatment for the sale of its Steamroller Prospect to allocate a portion of the sales proceeds to the portion of the Company’s full cost pool that is not subject to amortization, based on the relative estimated fair market values of the prospects included in the pool as of the date of the Steamroller Prospect sale.  The impact of this correction is a decrease in oil and gas properties not subject to amortization, and an increase in accumulated deficit of $502,416 as of December 31, 2008, a decrease in revenues associated with the sale of prospects of $1,353,645, a decrease in cost of prospects sold in the amount of $253,506, an increase in the gain associated with sale of prospects of $425,372 and a decrease in general and administrative expenses of $7,340 for the three- and six-month periods ended June 30, 2008.  In addition, the impact of the correction of this error was a decrease in the amount of cash provided by operations and an increase in decrease in the amount of cash used for investing activities, respectively, in the amount of $927,789 for the six-month period ended June 30, 2008;

Eternal Energy Corp.

Notes to the Condensed Financial Statements

As of June 30, 2009, and
For Each of the Three-Month and Six-Month Periods Ended June 30, 2009 and 2008

•
spud fee revenue was improperly recognized in June 2008 although initial drilling of the corresponding well did not commence until July 2008.   The Company has corrected this error by recording the spud fee revenue in the three-month period ended September 30, 2009.  The impact of this correction is a decrease in spud fees revenue of $250,000 for the three- and six-month period ended June 30, 2008.   The correction of this error did not impact the Company’s statement of cash flows for the six-month period ended June 30, 2008.

Given the materiality of the affected transactions and related account balances, the Company has elected to restate its 2007 and 2008 financial statements in order to correct the errors.  The correction of these errors had the following effects on the Company’s balance sheet as of December 31, 2008:

		December 31,
	December 31,	2008
	2008	as Previously
	Restated	Reported	Change

Oil and gas properties (net)	$3,648,554	$4,150,970	$(502,416)
Additional paid in capital	9,039,131	8,769,369	269,762
Accumulated deficit	(2,832,199)	(2,060,020)	(772,179)

The correction of these errors had the following effects on the Company’s results of operations for the three- and six-month periods ended June 30, 2008:

		For The
	For The	Three-Month
	Three-Month	Period Ended
	Period Ended	June 30, 2008
	June 30, 2008	as Previously
	Restated	Reported	Change

Sale of prospects	$-	$1,353,645	$(1,353,645)
Cost of prospects sold	-	253,506	(253,506)
Gain on sale of oil and gas property	425,372	-	425,372
General and administrative	151,594	158,934	(7,340)
Stock-based compensation	101,747	78,871	22,876
Net earnings (loss)	(125,858)	564,445	(690,303)
Basic and diluted loss per share	$(0.00)	$0.01	$(0.01)

Eternal Energy Corp.

Notes to the Condensed Financial Statements

As of June 30, 2009, and
For Each of the Three-Month and Six-Month Periods Ended June 30, 2009 and 2008

		For The
	For The	Six-Month
	Six-Month	Period Ended
	Period Ended	June 30, 2008
	June 30, 2008	as Previously
	Restated	Reported	Change

Sale of prospects	$-	$1,353,645	$(1,353,645)
Cost of prospects sold	-	253,506	(253,506)
Gain on sale of oil and gas property	425,372	-	425,372
Spud fee revenue	-	250,000	(250,000)
General and administrative	317,474	288,016	29,458
Stock-based compensation	204,651	155,737	48,914
Net earnings (loss)	(634,614)	331,717	(966,331)
Basic and diluted loss per share	$(0.01)	$0.01	$(0.02)

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

Depreciation expense for the six-month periods ended June 30, 2009 and 2008 was $20,052 and $17,591, respectively.

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

5.	Oil and Gas Properties

As of June 30, 2009 and 2008, the Company’s cost centers are as follows:

	June 30, 2009		December 31, 2008
	Amortizable	Non-Amortizable	Amortizable	Non-Amortizable

United States	$2,438,097	$1,323,053	$2,324,154	$1,322,957

Canada	-	1,443	-	1,443
The North Sea	-	-	-	-

Total	$2,438,097	$1,324,496	$2,324,154	$1,324,400

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

The following is a reconciliation of the number of shares used in the calculation of basic earnings (loss) per share and diluted earnings (loss) per share for the three-month and six-month periods ended June 30, 2009 and 2008:

	For the Three-Month		For the Six-Month
	Period Ended June 30,		Period Ended June 30,
		2008		2008
	2009	(Restated)	2009	(Restated)
Net income (loss)	$(336,012)	$(125,858)	$(833,499)	$(634,614)
Weighted-average number of common shares outstanding	44,550,000	44,550,000	44,550,000	44,550,000
Incremental shares from the assumed exercise of dilutive stock options	-	-	-	-
Diluted common shares outstanding	44,550,000	44,550,000	44,550,000	44,550,000
Diluted earnings (loss) per share	$(0.01)	$0.00	$(0.02)	$0.01

The following securities were not included in the computation of diluted net earnings (loss) per share as their effect would have been anti-dilutive:

	June 30,	June 30,
	2009	2008

Stock Options	5,543,800	4,543,800
Warrants	-	12,924,000

8.	Equity Transactions

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

A summary of stock option activity for the six-month period ended June 30, 2009 and the year ended December 31, 2008 is presented below:

Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contract
	Options	Price	Term

Outstanding at December 31, 2007	3,393,800	$0.67	3.5 years
Options granted	2,150,000	$0.19	4.5 years
Options exercised	-	-	-
Options expired	-	-	-
Options forfeited	-	-	-
Outstanding at December 31, 2008	5,543,800	$0.46	3.4 years
Options granted	-	-	-
Options exercised	-	-	-
Options expired	-	-	-
Options forfeited	-	-	-
Outstanding at June 30, 2009	5,543,800	$0.46	2.9 years
Exercisable at June 30, 2009	4,093,800	$0.55	2.5 years

The assumptions used in the Black-Scholes option pricing model for the stock options granted during the year ended December 31, 2008 were as follows:

Risk-free interest rate	2.77-3.25%
Expected volatility of common stock	101%
Dividend yield	$0.00
Expected life of options	5 years
Weighted average fair market value of options granted	$0.18

Warrants

A summary of warrant activity for the six-month period ended June 30, 2009 and the year ended December 31, 2008 is presented below:

Eternal Energy Corp.

Notes to the Condensed Financial Statements

As of June 30, 2009, and
For Each of the Three-Month and Six-Month Periods Ended June 30, 2009 and 2008

Weighted
Average
	Number of	Exercise
	Warrants	Price
Outstanding, December 31, 2007	12,924,000	$1.16
Issued	-	-
Exercised	-	-
Expired	(12,924,000)	$(1.16)
Forfeited	-	-
Outstanding, December 31, 2008	-	$-
Issued	-	-
Exercised	-	-
Expired	-	-
Forfeited	-	-
Outstanding, June 30, 2009	-	$

Exercisable, June 30, 2009	-	$-

Warrants to purchase 11,676,000 expired in March 2008.  Warrants to purchase 1,248,000 shares expired in May 2008.

Shares Reserved for Future Issuance

As of June 30, 2009, the Company has reserved shares for future issuance upon exercise of outstanding options and warrants as follows:

Options	5.543.800
Warrants	-

Total	5,543,800

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

Restatement of the 2008 Financial Statements

In 2009, we discovered that that certain transactions reported in our 2008 and 2007 financial statements were reported incorrectly.  Given the materiality of the affected transactions and related account balances, we have elected to restate our 2008 and 2007 financial statements in order to correct the error.  The nature and effect of the corrections of the accounting errors on the financial statements for the years ended December 31, 2008 and 2007 are discussed in detail in Part II, Item 8: Financial Statements and Supplementary Data (Footnote 2, page F-__). As a result, we have revised our discussion of the results of operations for the three-month and six-month periods ended June 30, 2009 vs. 2008.

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

The Company acquired a 75% working interest in the West Ranch property through a series of transactions occurring in 2007 and began recognizing oil and gas revenues and operating expenses relating to the West Ranch property in the fourth quarter of 2007.  Falling oil prices led us to temporarily shut-in the producing wells on the West Ranch property during the latter part of 2008.  We also elected to temporarily delay further development of the West Ranch wells to divert working capital to fund our legal defense in the Zavanna LLC, et al (“Zavanna”) litigation. As of June 30, 2009, the West Ranch wells continue to be shut in.  Accordingly, the Company has not recognized any revenue from oil and gas sales from the West Ranch property during the three-month period ended June 30, 2009, compared to oil and gas revenue of $56,816 for the three-month period ended June 30, 2008.  Oil and gas operating expenses totaled $3,326 for the three-month period ended June 30, 2009, which represents costs necessary to maintain the wells during the shut-in period.  Oil and gas operating expenses totaled $187,838 for the three-month period ended June 30, 2008.

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

General and administrative expenses increased from $151,594 for the three-month period ended June 30, 2008 to $167,511 for the three-month period ended June 30, 2009 primarily due to the following:

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

Stock-based compensation expense for the three-month periods ended June 30, 2009 and 2008 was $89,025 and $101,747, respectively.  The decrease is due to the normal vesting of stock options which became fully vested in the fourth quarter of 2008.

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

General and administrative expenses increased from $317,474 for the six-month period ended June 30, 2008 to $389,046 for the six-month period ended June 30, 2009 primarily due to the following:

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

Stock-based compensation expense for the six-month periods ended June 30, 2009 and 2008 was $199,275 and $204,651, respectively.  The decrease is due to the normal vesting of stock options which became fully vested in the fourth quarter of 2008.

Professional fees for the six-month period ended June 30, 2009 increased by $59,232 from the same period in 2008 primarily as a result of legal fees incurred in connection with our defense of the litigation brought forth by Zavanna.

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

 Liquidity and Capital Resources

As of June 30, 2009, our assets totaled $5,846,229, which included cash balances of $297,691 and investments in oil and gas properties of $3,762,593, net of accumulated depletion.  In addition, we have recorded a $20,000 receivable for spud fees earned in 2008 and have $1,615,021 on deposit related to our interest in the Quad 41/42 prospect.  In May 2009, we collected $730,000 of the spud fees owed to us that were previously held in escrow.  A portion of these funds was used to settle amounts owed to Rover Resources Inc. in connection with our working interest in the Pebble Beach Prospect, totaling $444,835.

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

Changes in Internal Control over Financial Reporting

There were no changes made to our internal controls over financial reporting during the quarter ended June 30, 2009.  During the fourth quarter of 2009, we implemented processes to strengthen the review of our accounting policies and the applicability of these policies to individual transactions and disclosures included in our financial statements.

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