Form 10-Q/A
period 2009-09-30
Eternal Energy Corp.
filed 2010-03-10
CIK 1282613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                to

Commission File Number:  000-50906
__________________

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

ETERNAL ENERGY CORP.
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

INDEX

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

Due to the materiality of the errors, we have elected to restate our 2008 and 2007 financial statements to reflect the correction of these errors.  The nature and effect of the corrections of the accounting errors on the financial statements for the year ended December 31, 2008 and for the three-month and nine-month periods ended September  30, 2008 are discussed in detail in Part I, Item 7: Management’s Discussion and Analysis or Plan of Operation (page 4) as well as in Part II, Item 8: Financial Statements and Supplementary Data (Footnote 2, page F-5).

This Amendment No. 1 on Form 10-Q/A amends our Report on Form 10-Q for the quarter ended September 30, 2009 filed with the Securities and Exchange Commission on November 23, 2009.  This Amendment No. 1 on Form 10-Q/A amends Part I, Item 1: Financial Statements, Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operation and Part I, Item 4T: Controls or Procedures.  No other Item in our Report on Form 10-Q filed on November 23, 2009 is amended, modified or updated hereby.  Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Form 10-Q/A.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Eternal Energy Corp.

Condensed Financial Statements (Unaudited)

As of September 30, 2009 and December 31, 2008 and
For Each of the Three-Month and Nine-Month Periods Ended September 30, 2009 and 2008

Eternal Energy Corp.

Index to the Condensed Financial Statements (Unaudited)

As of September 30, 2009 and December 31, 2008 and
For Each of the Three-Month and Nine-Month Periods Ended September 30, 2009 and 2008

Eternal Energy Corp.

Condensed Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Restated)
ASSETS

Current assets:
Cash	$252,939	$727,701
Accounts receivable	20,833	-
Prepaid expenses	6,292	9,266

Total current assets	280,064	736,967

Spud fees receivable	20,000	750,000
Equipment and leasehold improvements, net of accumulated depreciation and amortization of $85,238 and $54,667 respectively	51,174	60,242
Oil and gas properties – subject to amortization, net of accumulated depletion of $57,667 at December 31, 2008	-	2,324,154
Oil and gas properties – not subject to amortization	387,642	1,324,400
Assets held for sale	57,000	38,000
Deposits	1,609,445	1,604,366
Total assets	$2,405,325	$6,838,129

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable and accrued liabilities	$130,381	$98,808
Accrued officer’s compensation	43,101	43,101
Accrued oil and gas interests	-	444,738

Total liabilities	$173,482	$586,647

Commitments and contingencies

Stockholders' equity:
Common stock, $.001 par value, 875,000,000 shares authorized, 44,550,000 shares issued and outstanding, respectively	44,550	44,550
Additional paid-in capital	9,312,048	9,039,131
Accumulated deficit	(7,124,755)	(2,832,199)

Total stockholders' equity	2,231,843	6,251,482

Total liabilities and stockholders' equity	$2,405,325	$6,838,129

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Condensed Statements of Operations (Unaudited)

	For the Three-Month		For the Nine-Month
	Period Ended September 30,		Period Ended September 30,
		2008		2008
	2009	(Restated)	2009	(Restated)

Gain on sale of oil and gas property – excluded from amortizable pool, net of costs	$-	$-	$-	$425,372
Oil and gas sales	7,524	-	12,057	137,073
Spud fee revenue	-	750,000	-	750,000
Litigation settlement income	255,000	-	255,000	-

Total revenue	262,524	750,000	267,057	1,312,445

Operating expenses:
Oil and gas operating expenses	8,382	70,303	41,716	467,528
Down-hole gas and water license royalties	-	-	-	51,000
Impairment of oil and gas properties	3,393,998	1,697	3,393,998	2,784
General and administrative	176,680	195,646	565,725	513,120
Stock based compensation	73,642	115,512	272,917	320,163
Professional fees	48,039	125,272	271,378	289,379
Depreciation, amortization and depletion expense	10,517	26,015	30,571	90,902

Total operating costs	3,711,258	534,445	4,576,305	1,734,876

Total operating income (loss)	(3,448,734)	215,555	(4,309,248)	(422,431)

Interest income (expense)	(10,322)	6,253	16,692	9,625

Net income (loss)	$(3,459,056)	$221,808	$(4,292,556)	$(412,806)

Net loss per common share - basic and diluted	$(0.08)	$0.00	$(0.10)	$(0.01)
Weighted average number of shares outstanding - basic and diluted	44,550,000	44,550,000	44,550,000	44,550,000

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Condensed Statements of Cash Flows (Unaudited)

		For the
	For the	Nine-Month
	Nine Month	Period Ended
	Period Ended	September 30,
	September 30,	2008
	2009	(Restated)
Cash flows provided by (used in) operating activities:
Net income (loss)	$(4,292,556)	$(412,806)
Adjustments to reconcile net loss to net cash used by operating activities:
Non cash transactions:
Stock-based compensation	272,917	320,163
Depreciation, depletion and amortization	30,571	90,902
Impairment of oil and gas properties	3,391,965	-
Gain on the sale of oil and gas property, excluded from amortization	-	(425,372)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	709,167	(585,000)
Decrease in prepaid expense	2,974	23,465
Increase in deposits	(5,079)	-
Increase (decrease) in accounts payable and accrued liabilities	31,573	(32,840)
Net cash provided by (used) in operating activities	141,532	(1,021,488)
Cash flows used in investing activities:
Return of drilling deposits	-	121,452
Proceeds from the sale of oil and gas property, excluded from amortization	-	1,190,135
Additions to oil and gas properties	(575,791)	(386,717)
Additions to equipment and leasehold improvements	(40,503)	(24,004)
Net cash provided by (used in) investing activities	(616,294)	900,866
Net decrease in cash	(474,762)	(120,622)
Cash - beginning of period	727,701	791,891
Cash - end of period	$252,939	$671,269

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Condensed Statements of Cash Flows (Unaudited)

Supplemental Disclosure of Cash Flow Information

For the
	For the	Nine-Month
	Nine-Month	Period Ended
	Period Ended	September 30,
	September 30,	2008
	2009	(Restated)
Cash paid during the nine-month period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Notes to the Condensed Financial Statements (Unaudited)

1.	Description of Business

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

2.	Correction of an Error and Reclassifications

In 2009, the Company discovered that certain transactions reported in its 2006, 2007 and 2008 financial statements were recorded incorrectly.  Specifically:

•
stock-based compensation expense for 2006, 2007 and 2008 was understated due to an incorrect application of SFAS No. 123(R), Share-Based Payment ("SFAS 123(R)") (Note 3).  The impact of this correction includes an increase to the Company’s beginning accumulated deficit balance as of January 1, 2008 in the amount of $193,482. The effect of this correction results in an increase in additional paid in capital and accumulated deficit balances as of December 31, 2008 of $269,762 and an increase in stock-based compensation expense for the three- and nine-month periods ended September 30, 2008 of $19,739 and $68,653, respectively.  The correction of this error does not impact the Company’s statements of cash flows for the nine-month period ended September 30, 2008;

•
the Company had incorrectly recognized the gross proceeds from the sale of its Steamroller Prospect (June 2008) as revenues and written off the specific costs associated with the Steamroller Prospect as costs of prospects sold.  The Company has subsequently changed its accounting treatment for the sale of its Steamroller Prospect to allocate a portion of the sales proceeds to the portion of the Company’s full cost pool that is not subject to amortization, based on the relative estimated fair market values of the prospects included in the pool as of the date of the Steamroller Prospect sale.  The impact of this correction is a decrease in oil and gas properties, not subject to amortization, and an increase in accumulated deficit of $502,417 as of December 31, 2008.  This correction also results in a decrease in revenue from the sale of prospects of $1,353,645, a decrease in the cost of prospects sold of $251,457, a decrease in general and administrative expenses of $9,400 and an increase in the gain recognized on the sale of an oil and gas prospect of $425,372 for the nine-month period ended September 30, 2008.  The correction of this error further results in a decrease in the amount of cash provided by operations and a decrease in the amount of cash used for investing activities, respectively, in the amount of $972,790 for the nine-month period ended September 30, 2008;

Eternal Energy Corp.

Notes to the Condensed Financial Statements (Unaudited)

•
spud fee revenue was improperly recognized in June 2008 although initial drilling of the corresponding well did not commence until July 2008.   The Company has corrected this error by recording the spud fee revenue in the three-month period ended September 30, 2009.  The impact of this correction is an increase in spud fees revenue of $250,000 for the three-month period ended September 30, 2008.   The correction of this error did not impact the Company’s statement of cash flows for the nine-month period ended September 30, 2008; and

•
the Company incorrectly recognized revenue in connection with the receipt of monies previously advanced to Rover Resources.  The impact of this correction is a decrease in advances as of September 30, 2008 and a decrease of revenue from the sale of oil and gas property in the amount of $163,510 for the three- and nine-months ended September 30, 2008.

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

The correction of these errors had the following effects on the Company’s results of operations for the three- and nine-month periods ended September 30, 2008:

		For The
	For The	Three-Month
	Three-Month	Period Ended
	Period Ended	September 30,
	September 30,	2008
	2008	as Previously
	Restated	Reported	Change

Spud fee revenue	$750,000	$500,000	$250,000
General and administrative	195,646	193,079	2,567
Stock-based compensation	115,512	95,773	19,739
Net earnings (loss)	221,808	(8,453)	230,261
Basic and diluted loss per share	$(0.00)	$0.00	$(0.00)

Eternal Energy Corp.

Notes to the Condensed Financial Statements (Unaudited)

		For The
	For The	Nine-Month
	Nine-Month	Period Ended
	Period Ended	September 30,
	September 30,	2008
	2008	as Previously
	Restated	Reported	Change

Sale of prospects	$-	$1,353,645	$(1,353,645)
Gain on sale of oil and gas property	425,372	-	425,372
Cost of prospects sold	-	251,457	(251,457)
General and administrative	513,120	481,096	(32,024)
Stock-based compensation	320,163	251,510	68,653
Net earnings (loss)	(412,806)	323,263	(736,069)
Basic and diluted loss per share	$(0.01)	$0.01	$(0.02)

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

Eternal Energy Corp.

Notes to the Condensed Financial Statements (Unaudited)

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

Eternal Energy Corp.

Notes to the Condensed Financial Statements (Unaudited)

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

Eternal Energy Corp.

Notes to the Condensed Financial Statements (Unaudited)

During 2008, the Company purchased $38,000 of Down-Hole Gas/Water Separation (“DGWS”) tools.  An additional $19,000 of DGWS tools was purchased during the nine-month period ended September 30, 2009.  Due to the fact that the Company was subsequently unable to exercise its option to acquire 100% of the DGWS opportunity, as discussed in Note 9, the Company has no plans to utilize the tools in the near future.  The Company’s management does not believe that the value of the tools has been impaired and plans to market the tools to other exploration and development companies.  Accordingly, the down-hole tools have been classified as Assets Held for Sale on the Company’s balances sheet as of September 30, 2009 and December 31, 2008.

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

Eternal Energy Corp.

Notes to the Condensed Financial Statements (Unaudited)

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

Eternal Energy Corp.

Notes to the Condensed Financial Statements (Unaudited)

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

Eternal Energy Corp.

Notes to the Condensed Financial Statements (Unaudited)

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

Eternal Energy Corp.

Notes to the Condensed Financial Statements (Unaudited)

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

Eternal Energy Corp.

Notes to the Condensed Financial Statements (Unaudited)

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

Eternal Energy Corp.

Notes to the Condensed Financial Statements (Unaudited)

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

Notes to the Condensed Financial Statements (Unaudited)

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

Restatement of the 2008 Financial Statements

In 2009, we discovered that that certain transactions reported in our 2008 and 2007 financial statements were reported incorrectly.  Given the materiality of the affected transactions and related account balances, we have elected to restate our 2008 and 2007 financial statements in order to correct the error.  The nature and effect of the corrections of the accounting errors on the financial statements for the years ended December 31, 2008 and 2007 are discussed in detail in Part II, Item 8: Financial Statements and Supplementary Data (Footnote 2, page F-__). As a result, we have revised our discussion of the results of operations for the three-month and nine-month periods ended September 30, 2009 vs. 2008.

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

Changes in Internal Control over Financial Reporting

There were no changes made to our internal controls over financial reporting during the quarter ended September 30, 2009.  During the fourth quarter of 2009, we implemented processes to strengthen the review of our accounting policies and the applicability of these policies to individual transactions and disclosures included in our financial statements.

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

10.22	Employment Agreement by and between Eternal Energy Corp. and Kirk A. Stingley dated June 2, 2008 (Incorporated by reference to Exhibit 10.22 of our Quarterly Report on Form 10-Q filed May 15, 2009).

10.23*	Amended and Restated Employment Agreement by and between Eternal Energy Corp. and Bradley M. Colby dated November 1, 2009.

10.24*	First Amendment to the Amended and Restated Employment Agreement by and between Eternal Energy Corp. and Craig H. Phelps dated August 1, 2009.

10.25*	First Amendment to the Employment Agreement by and between Eternal Energy Corp. and Kirk. A. Stingley dated October 30, 2009.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
______________________

*	Filed herewith.
**	Portions omitted pursuant to a request for confidential treatment.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETERNAL ENERGY CORP.

(Registrant)

March 10, 2010	/s/ Bradley M. Colby
Bradley M. Colby
President and Chief Executive Officer