Form 10-K
period 2009-12-31
Eternal Energy Corp.
filed 2010-03-23
CIK 1282613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2009

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was $891,000.

The number of shares outstanding of the registrant’s common stock as of March 22, 2010, was 44,550,000.

ETERNAL ENERGY CORP.

TABLE OF CONTENTS

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

Business Overview

Since the Merger, we have been engaged in the exploration for petroleum and natural gas in the States of Nevada, Utah, Texas, Colorado and North Dakota, the North Sea, and the Pebble Beach Project through the acquisition of contractual rights for oil and gas property leases and the participation in the drilling of exploratory wells.

On November 7, 2005, as part of the Merger transaction, we acquired contractual rights and interests in a joint venture with Eden Energy Corp. for the acquisition of oil and gas leases and drilling wells to explore for oil and natural gas reserves on the Big Sand Spring Valley Prospect located in Nye County, Nevada (the “BSSV Project”). As a result, we have rights to acquire a 50% working interest in approximately 82,184 gross acres, which rights expire in 2015 and which can be extended upon production from the leases. Effective April 17, 2006, we entered into a letter agreement with Eden Energy, with respect to our right to participate with Eden Energy in the exploration of oil and natural gas reserves located on approximately 77,000 gross and net acres of land in central eastern Nevada (the “Cherry Creek Project”). Effective November 30, 2006, we entered into an agreement with Eden Energy relative to the BSSV Project and Cherry Creek Project. The agreement provides for a release of our option in the Cherry Creek Project in exchange for an assignment of a 100% interest in the BSSV Project. The BSSV Project consists of approximately 102,000 Federal gross and net acres in Nevada. The leases associated with this acreage expired in August 2009 without any exploratory wells having been drilled.

On November 29, 2005, we acquired rights to participate in the drilling of an exploratory well in a North Sea petroleum exploration project (the “Quad 14 Project”) with International Frontier Resources Corporation (“IFR”), an oil and gas exploration company based in Calgary, Alberta, Canada. The Quad 14 Project contemplates the drilling, testing, completing, and equipping an initial exploratory test well on a 255 square kilometer block located in Quad 14 in the North Sea. The 255-kilometer acreage block is located 24 kilometers south of the 639 million barrel Claymore oil field, 20 kilometers south of the 132 million barrel Scapa oil field, and nine kilometers north of the 592 billion cubic foot Goldeneye natural gas field. The agreement with IFR was amended effective May 19, 2006, to provide for Oilexco Incorporated as the operator, to decrease the percentage of the drilling costs we will fund from 15% to 12.50%, and to change our working interest in the Quad 14 Project from 10% to 9.1875%. This well was commenced on or about March 27, 2007 and was plugged and abandoned on or about April 9, 2007 because no economically viable reserves were discovered.

On January 30, 2006, we acquired a 10% working interest in our second petroleum exploration project in the North Sea through which we entered into an agreement with IFR to participate in the drilling of an exploratory well in a 970 square kilometer acreage block located in Quad 41 and Quad 42 in the North Sea (the “Quad 41/42 Project”). The initial well on the Quad 41/42 Project commenced on or about July 28, 2007, was drilled to a total depth of approximately 6,000 feet, and was plugged and abandoned on or about August 17, 2007 after the well encountered sub-economic gas reserves. As a result of a significant increase in projected well costs, which was presented to us prior to the drilling of the Quad 41/42 exploratory well, we elected not to participate in the Quad 41 Project.  All funds initially advanced to IFR in connection with our proposed participation in the Quad 41/42 Project were returned to us in November 2009.

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

Through a series of subsequent capital transactions completed by Pebble, our equity investment in Pebble was diluted to 5%.  In May 2007, we sold our stock in Pebble to a company then known as Heartland Resources Inc., a petroleum and natural gas exploration company whose shares are listed on the TSX-Venture Exchange (“Heartland”), subject to the satisfaction of certain material terms and conditions, completion of the financing, completion of satisfactory due diligence and title reviews, approval of the TSX Venture Exchange, and other terms and conditions that are consistent with similar transactions in the oil and gas industry, in exchange for (i) our nominal initial aggregate subscription price of our shares in Pebble ($300), (ii) payment on a CDN$882,000 convertible note due to us by Pebble, (iii) retaining all of our Interests, and (iv) during the five-year period following the closing of the agreement with Heartland, for every 1,000 barrels of oil Pebble produces on average per day for 30 consecutive days, receiving 250,000 shares in Heartland, up to a maximum of 1.25 million shares. Brad Colby, our president and director, was then a director of Heartland and the president of Pebble. Mr. Colby declared his interest in Heartland and Pebble to our Board of Directors and abstained from voting on any matters relating to either company. In August of 2007, Mr. Colby resigned as president of Pebble and did not stand for re-election to Heartland’s Board of Directors.

In August 2007, Heartland changed its name to Ryland Oil Corporation (“Ryland”). Pebble has acquired approximately 355,009 gross and net acres in the Pebble Beach Project in western Canada in which the Company owns a five percent gross overriding royalty. In addition, Ryland’s US subsidiary has acquired approximately 61,412 gross and 35,145 net acres in the Pebble Beach Project in the northern United States, in which the Company owns a 10% working interest. Pebble has drilled eight wells on the project to date. Final results from the drilling operations are pending. In connection with the Interests, Pebble has paid us $2,000,000 in respect of the drilling of the first eight wells in the Pebble Beach Project.  All but $20,000 of these spud fees have been collected as of December 31, 2009.  The remaining $20,000 was collected in March 2010.

Starting in May 2007, we entered into a series of agreements to acquire a 75% working interest in the SW extension of the West Ranch field in Jackson County, Texas.

In December 2007, initial work to implement the first phase of a field wide waterflood of the Glasscock formation was commenced. The initial phase consists of the use of four injector wells.  This first phase of work was expected to be completed by the end of January 2008; however, field work performed to date has required further study for proper well-bore stimulation of the water injection wells. Specifically, it was determined that two of the four injector wells had previously been used to dispose of waste water and other drilling material resulting in wellbore damage.  We believe that the damage to the two wellbores is correctible and does not have any impact on the ultimate recoverability of the associated reserves as a result of future waterflooding.  However, in August 2009, certain leases included in the West Ranch Field expired and, as a result, the reserves associated with these leases contained in the Glasscock Reservoir are no longer available to the Company.  These leases were pivotal to the implementation of the waterflood program designed to stimulate production throughout the West Ranch Field.  The Company has no immediate plans to continue the waterflood program, nor to recomplete any of the remaining wells located in the West Ranch Field.

The combination of falling oil prices and the need to downsize our compression equipment to a level that is economically compatible with the number of remaining wells on the property led us to temporarily shut-in the producing wells on the West Ranch property during the latter part of 2008.  We also elected to temporarily delay further development of the West Ranch wells in order to divert working capital to other projects and to fund our legal defense in the Zavanna litigation, as discussed in Item 3 - Legal Proceedings.

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

During 2008, two exploratory wells were drilled in an area in South Eastern Saskatchewan for which we own gross overriding royalty interests.  In February 2009, we began receiving royalty payments relating to our gross overriding royalty interest.  Two additional exploratory wells were drilled in 2009, which, if successful, will result in additional royalty payments to us based on our gross overriding royalty interest.

On November 25, 2009, we executed a letter agreement (the “Letter Agreement”) with Ryland Oil Corporation, an Ontario, Canada domiciled corporation, whose common shares are listed on the TSX Venture Exchange (“Ryland”), pursuant to which Ryland would acquire all of our issued and outstanding shares of common stock at the closing in exchange for an aggregate of approximately 17.8 million shares of Ryland’s common stock at an exchange ratio of one of our common shares for 0.352 of one of Ryland’s common shares.  At that ratio, assuming that, at the closing of the proposed transaction, Ryland’s common stock is valued at not less than CDN$0.39 per share, which was the closing price of Ryland’s common stock on the date that the Letter Agreement was executed, and assuming that the currency exchange ratio between the United States and Canada is not materially different at closing than at November 25, 2009, the value of the proposed transaction would be in excess of US$6.5 million.

The closing of the proposed transaction is subject to various conditions including the following:

•	Ryland and we having negotiated and executed a mutually acceptable definitive agreement on or before June 30, 2010;

•
Approval by the holders of a majority of our issued and outstanding capital stock at a special meeting of our stockholders to consider the proposed transaction.  As of the date of this Current Report, the special meeting date has not yet been established;

•	Successful conclusion of the review process by the US Securities and Exchange Commission and approval from various US state and Canadian regulatory agencies; and

Subsequent to the date of execution of the Letter Agreement and the press release, both Ryland and we obtained fairness opinions from separate independent business valuation firms stating the economic conditions under which the proposed transaction would be fair, from a financial perspective, to our respective stockholders.  Negotiations regarding, among other items, representations, warranties, covenants, and conditions to be included in the definitive agreement, as well as the form of structure of the proposed transaction, are still being conducted.

In addition, until the closing of the proposed transaction, or until the Letter Agreement is terminated in accordance with its provisions and subject to standard fiduciary outs, we agreed that we would not:  (i) enter into any contract in respect of our business or assets, other than in the ordinary course of business or as otherwise contemplated by the Letter Agreement without the prior written consent of Ryland, which it agreed it would not unreasonably withhold, delay, or deny; (ii) engage or commit to engage in any extraordinary material transactions, (iii) make or commit to make distributions, dividends or special bonuses; (iv) repay or commit to repay any stockholders’ loans, or enter into or renegotiate or commit to enter into or renegotiate any employment, management or consulting agreements with any of our senior officers; or (v) issue any securities (debt, equity, convertible securities, options, warrants or rights to acquire securities or otherwise) other than pursuant to the exercise of stock options granted prior to November 25, 2009.

The Letter Agreement may be terminated by mutual written agreement of Ryland and us.  Until terminated in accordance with its terms, which termination shall automatically occur upon the negotiation and execution of the definitive agreement, the Letter Agreement is binding upon and inures to the benefit of Ryland and us and our respective heirs and executors and successors and assigns as the case may be.  Additionally, the Letter Agreement shall terminate without further notice or agreement of Ryland and us in the event that:

1.	the proposed transaction is not accepted by either the TSX Venture Exchange or the US Securities and Exchange Commission or any relevant state agency;

2.
the proposed transaction is not approved by the holders of a majority of our issued and outstanding capital stock as of the record date therefore (which record date has not been set by our board of directors) at a special meeting of our stockholders to consider the proposed transaction (which special meeting date has not yet been set);

3.	any conditions precedent set out in the Letter Agreement that are not satisfied, released or waived on or before the Closing Date or such earlier date indicted thereby; or

4.	the closing of the proposed transaction has not occurred on or before June 30, 2010, or such later date as may be agreed to in writing by the parties.

As of March 22, 2010, the date of this Annual Report on Form 10-K, we cannot provide any assurance that all of the conditions to closing the proposed transaction described in the Letter Agreement will be met or waived or that the proposed transaction itself will ultimately be completed.

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

Research and Development

Our business plan is primarily focused on acquiring prospective oil and gas leases and/or operating existing wells located in the United States and Canada.  We have expended zero funds on research and development in each of our last two fiscal years. It is our intention to develop a future exploration and development plan.

Employees

As of March 22, 2009, our only employees were Bradley M. Colby, our President, Chief Executive Officer and Treasurer, Kirk A. Stingley, our Chief Financial Officer, and Craig H. Phelps, our Vice President of Engineering, each of whom is a full-time employee. We do not expect any material changes in the number of employees over the next 12-month period. We do and will continue to outsource contract employment as needed. However, if we are successful in our initial and any subsequent drilling programs we may retain additional employees.

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

The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plan.

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

Item 2. Properties.

Effective April 17, 2006, we entered into a letter agreement with Eden Energy with respect to our right to participate with Eden Energy in the Cherry Creek Prospect. Effective November 30, 2006, we entered into an agreement with Eden Energy relative to the BSSV Prospect and Cherry Creek Prospect. The agreement provides for a release of our option in the Cherry Creek Prospect in exchange for an assignment of a 100% interest in the BSSV Prospect. The BSSV Prospect consists of approximately 102,000 Federal gross and net acres in Nevada. The leases are for a primary term of 10 years from and after July 1, 2005. The leases may be extended beyond the primary term by production or unitization of production there from. In 2007 and 2008, we elected not to pay lease rentals on certain of the acreage and currently own approximately 52,957 gross and net acres in the BSSV Prospect.

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

We currently lease 3,207 square feet of office space in Littleton, Colorado, which we believe to be sufficient for the operation of our business for the foreseeable future.  Unless renewed, our lease will expire on December 31, 2011.

We do not own or lease any other properties.

Item 3. Legal Proceedings.

On November 20, 2007, our Company and our chief executive officer were served with a summons and complaint, styled Zavanna LLC, a Colorado limited liability company; Prairie Petroleum, Inc, a Colorado corporation; Trapper Oil Company, Inc., a Colorado corporation; Zavanna Canada Corporation, a Nova Scotia unlimited liability company v. Brad Colby; Eternal Energy, Inc., a Nevada corporation; Pebble Petroleum, Inc., a British Columbia corporation; Steven Swanson; Fairway, LLC, a Colorado limited liability company; ABC Corporation; DEF Limited Partnership; and John Doe 1-10, District court, City and County of Denver, Colorado case No. 07-CV-10775. Plaintiffs pled claims for relief against our CEO and us, among other persons, for breach of contract, misappropriation of confidential and proprietary information and of trade secret and claims under the Colorado Uniform Trade Secrets Act, fraud, declaratory relief declaring any agreements of release to be void and unenforceable as they were obtained by fraudulent inducement, declaration of accounting and constructive trust for all proceeds and profits from the alleged misappropriation, injunctive relief for return of all allegedly misappropriated information and cessation of use, civil theft of business values, and tortuous interference with contract. Plaintiffs sought compensatory and punitive damages in an unspecified amount, prejudgment interest, declaratory relief, injunctive relief, accounting, and attorneys’ fees. We believed that the causes of action were without merit and on January 17, 2008, our Company and our CEO filed a countersuit, claiming abuse of process, intentional interference with an existing business and contractual relations, commercial disparagement and conspiracy.  The litigation was settled in our favor in July 2009.  Under the terms of the settlement agreement, we received $255,000 in litigation settlement proceeds and the dismissal of the original lawsuit, with prejudice, in exchange for our dismissal of the countersuit filed against Zavanna LLC et al.

As of the date of this filing, we are not currently a party to any other material legal proceedings.

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

	Bid
	High	Low
Year ended December 31, 2009:
First Quarter	$0.07	$0.02
Second Quarter	0.05	0.02
Third Quarter	0.05	0.01
Fourth Quarter	0.14	0.03

Year ended December 31, 2008 :
First Quarter	0.15	0.05
Second Quarter	0.34	0.10
Third Quarter	0.23	0.08
Fourth Quarter	0.17	0.04

As of March 22, 2010, there were 19 holders of record of our common stock.

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

Worldwide oil prices reached historical highs during the last half of 2008, before tumbling amid worldwide economic crisis.  Oil prices stabilized during 2009 and remain stable through the early part of 2010.

Oil prices significantly affect profitability and returns for upstream producers. Oil prices cannot be predicted with any certainty. Historically, the WTI price has averaged approximately $47 per barrel over the past ten years. However, during that time, the industry has experienced wide fluctuations in prices. While local supply/demand fundamentals are a decisive factor affecting domestic natural gas prices over the long term, day-to-day prices may be more volatile in the futures markets, such as on the NYMEX and other exchanges, making it difficult to forecast prices with any degree of confidence. Over the last ten years, the NYMEX gas price has averaged approximately $5.67 per Mcf.

Restatement of the 2008 Financial Statements

In 2009, we discovered that that certain transactions reported in our 2008, 2007 and 2006 financial statements were reported incorrectly.  Given the materiality of the affected transactions and related account balances, we have elected to restate our 2008 financial statements in order to correct the errors.  The nature and effect of the corrections of the accounting errors on the financial statements for the year ended December 31, 2008 are discussed in detail in Part II, Item 8: Financial Statements and Supplementary Data (Footnote 2, page F-7).

Results of Operations for the Fiscal Year Ended December 31, 2009 vs. 2008

Our business plan includes the acquisition of interests in oil and gas exploratory prospects, and in some cases, such as the Pebble Beach Prospect and Steamroller Prospect, we may sell all or part of our interest. The nature of these transactions is that they occur irregularly and, therefore, our operating results may fluctuate significantly from period to period.

Oil and gas revenues for the year ended December 31, 2009 totaled $123,814 and relate to certain properties located in Southeastern Saskatchewan in which we hold gross overriding royalty interests.  Production from wells located on the Saskatchewan properties commenced in February 2009.  Because we do not own a working interest in these properties, we do not incur any operational costs associated with these wells.

Oil and gas revenues for the year ended December 31, 2008 totaled $142,838 and related to our 75% working interest in the Southwest Extension of the West Ranch Field, located in Jackson County, Texas.  Our West Ranch wells were shut-in throughout 2009 pending the renewal of certain leases and the development of a revised extraction strategy.  Consequently, we recognized no oil and gas sales from our West Ranch property in 2009.

In July 2009, we settled our litigation with Zavanna Canada Corporation on terms that were favorable to us.  Under the terms of the settlement agreement, we received $255,000 of settlement proceeds which are presented as litigation settlement revenues on our 2009 statement of operations.  No such settlements occurred in 2008.  In addition, we are not party to any known litigation or outstanding legal claims as of the date of this filing.

In June 2008, we sold our 50% working interest in the Steamroller Prospect.  Proceeds from the sale totaled $1,190,135, versus allocated costs of $764,763, resulting in a gain on the sale of $425,372.  We did not sell any oil and gas properties during 2009.

We recognized $750,000 in spud fee revenue in 2008 in connection with the drilling of three exploratory wells in the Pebble Beach Prospect.  As of December 31, 2008, all eight of the initial wells for which the Company is entitled to receive spud fees under the terms of its agreement with Pebble Petroleum have been drilled.  Accordingly, no such spud fee revenue was recognized in 2009.

During 2008, the operator for the Quad 14 prospect returned to us monies that had been previously held on deposit to fund exploratory drilling costs.  We had fully impaired our investment in the Quad 14 prospect in 2007 when the results of the exploratory drilling program failed to discover economically viable reserves.  As a result, we recognized drilling refund revenue of $121,453 for the year ended December 31, 2008.

Our portion of oil and gas operating expenses associated with the West Ranch Field totaled $46,183 for the year ended December 31, 2009, compared to $504,786 for the previous year.  The decrease is due to the fact that the wells were shut in during mid-2008 and remained shut in throughout 2009.  The 2009 expenses represent minimal costs incurred to maintain the wells until the decision is made to either reopen the wells or abandon them.  No decision has been made in this regard as of the date of this filing.

In August 2009, certain leases included in the South West Extension of the West Ranch Field (the “South West Extension”) expired and, as a result, the reserves associated with these leases contained in the Glasscock Reservoir are no longer available to the Company.  These leases were pivotal to the implementation of a waterflood program designed to stimulate production throughout the South West Extension.  Because there is no reasonable certainty that we will seek to extract the underlying reserves associated with the remaining West Ranch leases, and because the timing of any such recovery cannot be reasonably predicted, accounting rules stipulate that the economic value of these reserves may not be used to evaluate the recoverability of the Company’s investment in the West Ranch property.  Accordingly, we recognized $2,677,365 of expense to fully impair our investment in the West Ranch Field as of December 31, 2009.  We are presently developing our strategy regarding future activities as they relate to the West Ranch property.

Also in August 2009, the leases associated with our Big Sand Spring Valley Prospect (“BSSV Prospect”) expired, prior to the completion of any exploratory drilling activities.  As a result, we recognized $936,855 of expense to fully impair our investment in the BSSV Prospect as of December 31, 2009.

General and administrative expenses increased from $692,832 for the year ended December 31, 2008 to $778,065 for the year ended December 31, 2009, primarily as a result of the following:

o
Payroll related expenses increased by $95,470 from 2008 to 2009 as a result of the hiring of our Chief Financial Officer in June 2008 and a salary increase granted to our Vice President of Engineering in October 2008.

o	Filing fees increased by $10,315 from 2008 to 2009 as a result of the filing of certain amended periodic reports during 2009.

o
Investor relations expense decreased by $43,190 from 2008 to 2009 as a result of terminating our contract for outsourced investor relations activities in December 2008.  All investor relations activities are currently performed by our Chief Financial Officer.

o	Consulting fees increased by $31,244 from 2008 to 2009 primarily as a result of additional landman and operational services being contracted during 2009.

o	We entered into a new office lease effective January 1, 2009, which resulted in a $12,926 increase in rent expense from 2008 to 2009.

o
Travel expense decreased by $13,723 from 2008 to 2009, primarily due to the fact that we did not pursue additional business development opportunities as aggressively in 2009 due to cash constraints caused by the litigation with Zavanna LLC, et al.  As noted above, the litigation was favorably settled in July 2009.

Stock-based compensation expense for the year ended December 31, 2009 was $485,177 versus $450,328 for the previous year.  The increase is largely due to the granting of 6,000,000 options to purchases shares of our common stock to members of our management team (October 2009), which triggered the full and immediate recognition of the stock-based compensation expense associated with the grant, in accordance with accounting standards.  The increase in stock-based compensation expense caused by the October 2009 grant was partially offset by a decrease in the stock-based compensation expense associated with prior grants due to normal accretion.

Professional fees expense decreased from $482,887 in 2008 to $346,709 in 2009, primarily due to reduced legal fees.  Legal expense for the year ended December 31, 2009 totaled $291,509, which represents a decrease of $134,428 from the prior year.  The majority of the 2008 legal fees were incurred in connection with our defense of the litigation brought forth by Zavanna LLC, et al.  As noted above, we settled the litigation in July 2009 on terms that were favorable to us.

Depreciation, depletion and amortization expense for the year ended December 31, 2009 totaled $45,540 and consisted of depreciation expense associated with our office equipment and leasehold improvements.  Depreciation, depletion and amortization expense for the year ended December 31, 2008 totaled $246,604 and consisted of $35,043 of depreciation associated with office equipment and leasehold improvements, $27,561 of depletion associated with our West Ranch property and $184,000 of amortization related to certain down-hole gas/water separation licenses.  We did not recognize any depletion expense in 2009 due to the fact that our West Ranch wells were shut in throughout the year.  In addition, we did not recognize any amortization expense in 2009 due to the fact that we wrote-off our down-hole gas/water separation licenses in December 2008 due to the loss of certain exclusivity rights.

Year-to-date interest income for 2009 decreased by $66,588 from the prior year primarily as a result of a decline in available investment interest rates during the current year.

As of December 31, 2008, we had $750,000 in spud fees receivable and $1,599,021 on deposit relating to the drilling of the Quad 41/ 42 prospect.  All but $20,000 of the spud fees receivable were collected during May 2009.  The remaining $20,000 of spud fees was received in March 2010.  Approximately $445,000 of the funds received was used to settle amounts owed to our working interest partner in connection with our 10% working interest in our North Dakota prospect.  In addition, we collected the full amount of funds previously held on deposit relating to the Quad 41/42 prospect in November 2009.

Liquidity and Capital Resources

As of December 31, 2009 our assets totaled $2,221,016, which included, among other things, cash balances totaling $1,508,754 and investments in oil and gas properties totaling $412,797.  Our working capital position as of December 31, 2009 was $1,446,988, compared to $150,320 as of December 31, 2008.

Historically, we have successfully raised additional operating capital through private equity funding sources and from the sale of various oil and gas prospects.  However, no assurances can be given that the Company will be able to obtain sufficient working capital through the sale of its common stock and/or borrowing or that the development and implementation of the Company’s business plan will generate sufficient future revenues to sustain ongoing operations.

On November 20, 2007, we were served with a complaint alleging breach of contract, misappropriation of confidential and proprietary information and of trade secret and claims under the Colorado Uniform Trade Secrets Act, fraud, declaratory relief declaring any agreements of release to be void and unenforceable as they were obtained by fraudulent inducement, declaration of accounting and constructive trust for all proceeds and profits from the alleged misappropriation, injunctive relief for return of all allegedly misappropriated information and cessation of use, civil theft of business values, and tortuous interference with contract. The Plaintiffs sought compensatory and punitive damages in an unspecified amount, prejudgment interest, declaratory relief, injunctive relief, accounting, and attorneys’ fees. Management believed the causes of action were without merit and defended its rights vigorously. On January 17, 2008, we filed a countersuit claiming abuse of process, intentional interference with an existing business and contractual relations, commercial disparagement and conspiracy.  The lawsuit negatively impacted our ability to pursue additional opportunities and/or acquire additional oil and gas prospects during 2008 and 2009.  In July 2009, we settled the lawsuit on terms that were favorable to us, including the payment of $255,000 of litigation settlement proceeds.  As of December 31, 2009, all of the litigation settlement proceeds have been collected.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements at December 31, 2009.

Item 8. Financial Statements and Supplementary Data.

The Company’s financial statements required to be included in Item 8 are set forth in the Index to Financial Statements set forth on page F-1 of this Annual Report.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no disagreements in the applicable period.

Item 9A(T). Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2009.  Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, during the period and as of the end of the period covered by this Annual Report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

During the fourth quarter of 2009, we implemented additional review processes surrounding the identification and inclusion of required disclosures, which include the completion of a comprehensive disclosure review checklist as well as the performance of additional review procedures by our Certifying Officers (our CEO and CFO) prior to the filing of information with the U.S. Securities and Exchange Commission.

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

Our management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009, based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

Changes in Internal Control over Financial Reporting

During 2009 and including the quarter ended December 31, 2009, we implemented processes designed to strengthen the review of our accounting policies and the applicability of these policies to individual transactions and disclosures included in our financial statements.  The new processes include a more robust review of changes made to reporting forms and filing requirements, as provided by the U.S. Securities and Exchange Commission in its various releases and interpretations, as well as the implementation of additional levels of review of financial information by our management team. The implementation of these procedures meet the criteria of changes in our system of internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth information concerning current executive officers and directors as of March 22, 2010:

Name	Age	Position
Bradley M. Colby	53	Director, President, CEO and Treasurer
John Anderson	46	Director
Paul E. Rumler	56	Director and Secretary
Kirk Stingley	43	Chief Financial Officer

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

Mr. Anderson is an independent director. The determination of independence of directors has been made using the definition of “independent director” contained under Rule 4200(a)(15) of the Rules of National Association of Securities Dealers. All directors participate in the consideration of director nominees. The Company does not have a policy with regard to attendance at board meetings. The Company’s board of directors held five formal meetings during the year ended December 31, 2009, at which each then-elected director was present. All other proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporation Law and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

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

The following table sets forth certain annual and long-term compensation paid to the Company’s Chief Executive Officer and its executive officers.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Bradley M. Colby, President, CEO and Treasurer	2009	174,000	10,000	None	92,300	None	None	None	276,300
	2008	174,000	None	None	32,250	None	None	None	206,250
	2007	125,000	None	None	None	None	None	None	125,000
Kirk Stingley, Chief Financial Officer	2009	138,000	1,500	None	36,940	None	None	None	176,440
	2008	80,500	None	None	39,988	None	None	None	120,488

Employment Agreements

On October 30, 2009, we amended our Employment Agreement with Kirk A. Stingley to extend the term of the agreement through September 1, 2010.

On November 1, 2009, we renewed our Employment Agreement with Bradley M. Colby, our President, Chief Executive Officer and Treasurer at terms that are substantially the same as the previous Employment Agreement.  The renewed Employment Agreement has a two-year term which expires on October 31, 2011.  In the event that Mr. Colby’s employment is terminated by the Company without cause or for good reason, as defined by the employment agreement, then Mr. Colby will be entitled to a severance payment equal to two-years of his salary.  Mr. Colby and his dependents are to receive the following benefits: group health, vision, and dental insurance.

Stock Option Grants to Management

On October 30, 2009, we granted options to purchase 6,000,000 shares of our common stock to our directors, officers and members of our management team, which included a grant of options to purchase 1,384,500 shares of our common stock to an individual who is not a named executive officer.  The options vested immediately, have a five-year life and an exercise price of $0.05, which exceeded the closing price of the Company’s stock on the date of grant.  In the event that employment ceases for reasons other than cause, the options will expire 90 days after the date of termination.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options Exercisable**	Number of Securities Underlying Unexercised Options Unexercisable**	Option Exercise Price	Option Expiration Date
Bradley M. Colby	2,307,500	2,307,500	$0.05	10/30/2014
John Anderson	692,250	692,250	$0.05	10/30/2014
Paul E. Rumler	692,250	692,250	$0.05	10/30/2014
Kirk Stingley	923,500	923,500	$0.05	10/30/2014

** All options vested 100% and were exercisable immediately upon grant.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the shares of common stock beneficially owned or deemed to be beneficially owned as of March 19, 2010 by: (i) each person known to beneficially own more than 5% of the Company’s common stock, (ii) each of the Company’s directors, (iii) the executive officers named in the summary compensation table, and (iv) all such directors and executive officers as a group.

Except as indicated by the footnotes below, management believes, based on the information furnished to the Company, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of the Company’s common stock that they beneficially own, subject to applicable community property laws.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, the Company deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 19, 2010.  The Company did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

	Shares of Common	Percent of Common
	Stock Beneficially	Stock Beneficially
Name of Beneficial Owner / Management and Address	Owned (1)	Owned (1)
Bradley M. Colby (2)	5,557,500	11.9%
John Anderson (3)	1,442,250	2.2%
Kirk A. Stingley (4)	923,500	2.0%
Paul E. Rumler (5)	692,250	1.5%

All directors and executive officers as a group (4 persons)	8,615,500	17.5%

Notes to Beneficial Ownership Table:

(1) Applicable percentage ownership is based on 44,550,000 shares of common stock outstanding at March 22, 2010.  The number of shares of common stock owned are those “beneficially owned” as determined under the rules of the Securities and Exchange Commission, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within sixty (60) days through the exercise of any option, warrant or right.

(2) Includes 2,500,000 shares owned by Mr. Colby and an aggregate of 750,000 shares owned by five members of his immediate family as to which he disclaims 300,000 shares from beneficial ownership. Also includes 2,307,500 shares underlying options exercisable within sixty (60) days of March 22, 2010. The business address for this person is 2549 W. Main Street, Suite 202, Littleton, Colorado 80120.

(3) Includes 692,250 shares underlying options exercisable within sixty (60) days of March 22, 2010. The business address for this person is Suite 916-925 West Georgia Street, Vancouver, British Columbia, V6C 3L2.

(4) Includes 923,500 shares underlying options exercisable within sixty (60) days of March 22, 2010.  The business address for this person is 2549 W. Main Street, Suite 202, Littleton, Colorado 80120.

(5) Includes 692,250 shares underlying options exercisable within sixty (60) days of March 22, 2010. The business address for this person is 1777 South Harrison Street, Suite 1250, Denver, Colorado 80210.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We did not enter in any transactions with our Directors, Officers or any related parties during the year ended December 31, 2009 or from the period January 1, 2010 through March 22, 2010, the date of this Annual Report.

Item 14. Principal Accountant Fees and Services.

For the years ended December 31, 2009 and 2008, Kelly & Co. (“Kelly”) audited the Company’s financial statements and provided tax return and tax related services.

The aggregate fees billed for professional services by Kelly for the years ended December 31, 2009 and 2008 were as follows:

	2009	2008

Audit Fees	$29,250	$32,125

Audit Related Fees (1)	$23,450	$22,325

Tax Fees	$2,500	$2,500

All Other Fees (2)	$0	$0

Total	$55,200	$56,950

(1) Quarterly review fees, SEC Comment Letter response fees and Amendments to 10-K (2008) and 10-Q (2008 – Q1, Q2 & Q3).
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

10.2	Reserved for future use.
10.3	Reserved for future use.
10.4	Reserved for future use.
10.5	Reserved for future use.
10.6
Letter Agreement by and between Eternal Energy Corp. and International Frontier Resources Corporation. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed December 5, 2005.)

10.7	Reserved for future use.
10.8	Reserved for future use.
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

10.11	Reserved for future use.
10.12	Reserved for future use.
10.13	Reserved for future use.
10.14	Reserved for future use.
10.15	Reserved for future use.
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
10.23
Amended and Restated Employment Agreement by and between Eternal Energy Corp. and Bradley M. Colby dated November 1, 2009 (Incorporated by reference to Exhibit 10.23 of our Quarterly Report on form 10-Q filed November 23, 2009).

10.24
First Amendment to the Amended and Restated Employment Agreement by and between Eternal Energy Corp. and Craig H. Phelps dated August 1, 2009 (Incorporated by reference to Exhibit 10.24 of our Quarterly Report on form 10-Q filed November 23, 2009).

10.25
First Amendment to the Employment Agreement by and between Eternal Energy Corp. and Kirk A. Stingley dated October 30, 2009 (Incorporated by reference to Exhibit 10.25 of our Quarterly Report on form 10-Q filed November 23, 2009).

10.26
Form of Letter Agreement dated November 25, 2009 by and between Eternal Energy Corp. and Ryland Oil Corporation (Incorporated by reference to Exhibit 10.26 of our Current Report on form 8-K filed March 10, 2010).

10.27*	Lease Agreement dated January 1, 2009 by and between Eternal Energy Corp. and Oakley Ventures, LLC.
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of our Annual report on Form 10-K filed April 8, 2008)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: March 22, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

President, Chief Executive Officer and
/s/ BRADLEY M. COLBY	Director	March 22, 2010
Bradley M. Colby	(Principal Executive Officer)

/s/ KIRK A. STINGLEY	Chief Financial Officer	March 22, 2010
Kirk A. Stingley	(Principal Financial Officer and Principal Accounting Officer)

/s/ JOHN ANDERSON	Director	March 22, 2010
John Anderson

/s/ PAUL RUMLER	Secretary and Director	March 22, 2010
Paul Rumler

Eternal Energy Corp.

Financial Statements

As of December 31, 2009 and 2008
For Each of the Two Years in the Period Ended December 31, 2009

Eternal Energy Corp.

Index to the Financial Statements

As of December 31, 2009 and 2008
For Each of the Two Years in the Period Ended December 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Eternal Energy Corp

We have audited the accompanying balance sheets of Eternal Energy Corp (the Company). as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009.  The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eternal Energy Corp. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has incurred net losses for the years ended December 31, 2009 and 2008 of $4,922,417 and $907,303, respectively and has an accumulated deficit of $7,754,616 at December 31, 2009, and must rely on the sale of its oil and gas prospects, capital funding and borrowing until it is able to successfully implement its business plan and generate sufficient revenues in the future to sustain its ongoing operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the financial statements, certain errors resulting in misstatements to the financial statements as of and for the year ending December 31, 2008, were discovered by management of the Company during 2009 and the Company filed restated financial statements with the SEC on March 10, 2010.  Accordingly, adjustments have been made to correct the errors.

Kelly & Company
Costa Mesa, California
March 22, 2010

Eternal Energy Corp.

Balance Sheet

As of December 31, 2009 and 2008

	2009	2008
Current assets:
Cash	$1,508,754	$727,701
Receivables	120,927	—
Prepaid expenses	46,384	9,266

Total current assets	1,676,065	736,967

Spud fees receivable	20,000	750,000
Equipment and leasehold improvements, net of accumulated depreciation and amortization of $100,208 and $54,669, respectively	49,809	60,242
Oil and gas properties – subject to amortization, net of accumulated depletion of $0 and $57,667, respectively	—	2,324,154
Oil and gas properties – not subject to amortization	412,797	1,324,400
Assets held for sale	57,000	38,000
Deposits	5,345	1,604,366

Total assets	$2,221,016	$6,838,129

Current liabilities:

Accounts payable and accrued liabilities	$138,664	$141,909
Accrued oil and gas interests	25,155	444,738
Short-term asset retirement obligation	65,258	—

Total current liabilities	229,077	586,647

Long-term asset retirement obligation, net of discount of $36,720 and $0, respectively	177,697	—

Total liabilities	406,774	586,647

Commitments and contingencies

Stockholders' equity:
Common stock, $.001 par value, 875,000,000 shares authorized, 44,550,000 shares issued and outstanding	44,550	44,550
Additional paid-in capital	9,524,308	9,039,131
Accumulated deficit	(7,754,616)	(2,832,199)

Total stockholders' equity	1,814,242	6,251,482

Total liabilities and stockholders' equity	$2,221,016	$6,838,129

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Statements of Operations

For Each of the Two Years in the Period Ending December 31, 2009

	2009	2008

Oil and gas sales	$123,814	$142,838
Litigation settlement	255,000	—
Gain on the sale of oil and gas property – excluded from amortizable pool, net of costs	—	425,372
Spud fee revenue	—	750,000
Drilling refund	—	121,453

Total revenue	378,814	1,439,663

Operating expenses:
Oil and gas operating expenses	46,183	504,786
Down-hole gas and water license royalties	—	51,000
Impairment of oil & gas properties	3,617,222	2,782
General and administrative expenses	778,065	692,832
Stock-based compensation	485,177	450,328
Professional fees	346,709	482,887
Depreciation, depletion and amortization	45,540	246,604

Total operating expenses	5,318,896	2,431,219

Total operating loss	(4,940,082)	(991,556)

Interest income	17,665	84,253

Net loss	$(4,922,417)	$(907,303)

Net loss per common share:
Basic and diluted	$(0.11)	$(0.02)

Weighted average number of shares outstanding:
Basic and diluted	44,550,000	44,550,000

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Statements of Stockholders' Equity

For Each of the Two Years in the Period Ended December 31, 2009

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2007	44,550,000	$44,550	$8,588,803	$(1,924,896)	$6,708,457

Stock-based compensation	—	—	450,328	—	450,328
Net loss	—	—	—	(907,303)	(907,303)

Balance, December 31, 2008	44,550,000	$44,550	$9,039,131	$(2,832,199)	$6,251,482

Stock-based compensation	—	—	485,177	—	485,177
Net loss	—	—	—	(4,922,417)	(4,922,417)

Balance, December 31, 2009	44,550,000	$44,550	$9,524,308	$(7,754,616)	$1,814,242

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Statements of Cash Flows

For Each of Two Years in the Period Ended December 31, 2009

	2009	2008

Cash flows provided by (used for) operating activities:
Net loss	$(4,922,417)	$(907,303)
Adjustments to reconcile net loss to net cash used by operating activities:
Non cash transactions:
Stock-based compensation	485,177	450,328
Depreciation, depletion and amortization	45,540	246,604
Impairment of oil and gas properties	3,617,222	—
Interest accrued on drilling deposits	—	(71,710)
Gain on the sale of oil and gas properties, not subject to amortization	—	(425,372)
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expense	(37,118)	37,700
(Increase) decrease in spud fees receivable	730,000	(250,000)
(Increase) decrease in other receivables	(120,927)	165,000
Increase (decrease) in accounts payable and accrued liabilities	(3,245)	(97,500)
Net cash provided by (used for) operating activities	(205,768)	(852,253)

Cash flows provided by (used for) investing activities:
Increase (decrease) in deposits	1,599,021	3,474
Proceeds from the sale of oil and gas properties, not subject to amortization	—	1,190,135
Additions to oil and gas properties	(558,092)	(381,542)
Additions to equipment and leasehold improvements	(54,108)	(24,004)

Net cash provided by (used for) investing activities	986,821	(788,063)
Net increase (decrease) in cash	(781,053)	(64,190)
Cash - beginning of period	727,701	791,891
Cash - end of period	$1,508,754	$727,701

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Statements of Cash Flows

For Each of Two Years in the Period Ended December 31, 2009

Supplemental Disclosure of Cash Flow Information

	2009	2008
Cash paid during the twelve-month periods for:
Interest	$—	$—
Income taxes	—	—

Significant non-cash transactions:
Write-down of down hole licenses	$—	$(500,000)
Purchase of oil & gas properties	$25,251	$343,784
Recording of asset retirement obligation	$242,955	$—

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2009 and 2008
For Each of the Two Years in the Period Ended December 31, 2009

1.	Description of Business

Eternal Energy Corp. (the "Company") was incorporated in the state of Nevada in March 2003. The Company engages in the acquisition, exploration, development and producing of oil and gas properties. Through December 31, 2009, the Company had entered into participation agreements related to oil and gas exploration projects in the Big Sand Spring Valley Prospect and the Cherry Creek Prospect, both located in Nevada, the Steamroller Prospect, located in eastern Utah and western Colorado, and the Pebble Beach Prospect, located in North Dakota.  The Company also owns a 75% working interest in the South West extension of the West Ranch Field, located in Jackson County, Texas. In addition, the Company owns certain overriding royalty interests in oil and gas leases located in Utah, Colorado and Saskatchewan, Canada and has acquired licensing and usage rights to a certain down-hole gas and water separation technology, designed to stimulate the production of underperforming wells.

2.	Correction of Errors and Reclassifications

In 2009, the Company discovered that certain transactions reported in its 2006, 2007 and 2008 financial statements were recorded incorrectly.  Specifically:

•
stock-based compensation expense for 2006, 2007 and 2008 was understated due to an incorrect application of SFAS No. 123(R), Share-Based Payment ("SFAS 123(R)") (Note 3).  The impact of this correction includes an increase to the Company’s beginning accumulated deficit balance as of January 1, 2008 in the amount of $193,482.  In addition, stock-based compensation expense for the year ended December 31, 2008 was understated by $76,280.  The effect of this correction results in an increase in additional paid in capital and accumulated deficit balances as of December 31, 2008 of $269,762, respectively.  The correction of this error did not impact the Company’s statements of cash flows for the year ended December 31, 2008; and

•
the Company had incorrectly recognized the gross proceeds from the sale of its Steamroller Prospect (June 2008) as revenue and written off the specific costs associated with the Steamroller Prospect as costs of prospects sold.  The Company has subsequently corrected its accounting treatment for the sale of its Steamroller Prospect to allocate a portion of the sales proceeds to the portion of the Company’s full cost pool that is not subject to amortization, based on the relative estimated fair market values of the prospects included in the pool as of the date of the Steamroller Prospect sale.  The impact of this correction is a decrease in oil and gas properties, not subject to amortization of $502,417 as of December 31, 2008, a decrease in revenue from the sale of prospects of $1,190,135, a decrease in the cost of prospects sold of $251,457, a decrease in general and administrative expenses of $10,888 and an increase in the gain recognized on the sale of an oil and gas prospect of $425,372 for the year ended December 31, 2008.  In addition, the impact of the correction of this error is a decrease in the amount of cash provided by operations and a decrease in the amount of cash used for investing activities, respectively, in the amount of $972,790 for the year ended December 31, 2008.

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2009 and 2008
For Each of the Two Years in the Period Ended December 31, 2009

Given the materiality of the affected transactions and related account balances, the Company restated its 2008 financial statements to correct the errors.  The restated financial statements were filed with the U.S. Securities and Exchange Commission on March 10, 2010.  The restated financial statements reflected the following net effects on the Company’s balance sheets, statements of operations and statements of cash flows as of and for the year ended December 31, 2008:

		2008
	2008	as Previously
	Restated	Reported	Change

Oil and gas properties (net)	$3,648,554	$4,150,970	$(502,416)
Additional paid in capital	9,039,131	8,769,369	269,762
Accumulated deficit	(2,832,199)	(2,060,020)	(772,179)

Prospect sales	—	1,190,135	(1,190,135)
Cost of prospects sold	—	251,457	(251,457)
Gain on sale of oil and gas prospect	425,372	—	425,372
General and administrative expenses	692,832	703,720	(10,888)
Stock-based compensation	450,328	374,048	76,280
Net loss	(907,303)	(328,605)	(578,698)
Basic and diluted loss per share	$(0.02)	$(0.01)	$(0.02)
Cash provided by (used for) operating
activities	$(852,253)	$75,535	$(927,788)
Cash provided by (used for) investing
activities	$788,063	$(139,725)	$927,788

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

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2009 and 2008
For Each of the Two Years in the Period Ended December 31, 2009

The Company has evaluated subsequent events through March 22, 2010, the date that the financial statements were issued and included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Revenue Recognition

The Company records the sale of its interests in prospects when the terms of the transaction are final and the sales price is determinable. Spud fee revenue is recognized when drilling commences.  Working interest, royalty and net profit interests are recognized as revenue when oil and gas is sold.

Concentration of Credit Risk

At December 31, 2009, the Company had $1,258,754 on deposit that exceeded United States (FDIC) federally insurance limit of $250,000 per bank. The Company believes this credit risk is mitigated by the financial strength of the financial institution.

Receivables

Receivables are stated at the amount the Company expects to collect. The Company considers the following factors when evaluating the collectability of specific receivable balances: creditworthiness of the debtor, past transaction history with the debtor, current economic industry trends, and changes in debtor payment terms. If the financial condition of the Company's debtors were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.

The Company maintains an estimated allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Changes to the allowance for doubtful accounts made as a result of management's determination regarding the ultimate collectability of such accounts are recognized as a charge to the Company's earnings. Specific receivable balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to receivable.

At December 31, 2009, the Company has determined that all receivable balances are fully collectible and, accordingly, no allowance for doubtful accounts has been recorded.

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

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2009 and 2008
For Each of the Two Years in the Period Ended December 31, 2009

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

Asset Retirement Obligations

The Company records asset retirement obligations in the period in which the obligation is incurred and when a reasonable estimate of fair value can be determined. The initial recording of an asset retirement obligation results in an increase in the carrying amount of the related long-lived asset and the creation of a liability.  The portion of the asset retirement obligation expected to be realized during the next 12 month period is classified as a current liability, while the portion of the asset retirement obligation expected to be realized during subsequent periods is discounted and recorded at its net present value.  The discount factor used to determine the net present value of the Company’s asset retirement obligation is 10%, which is consistent with the discount factor that is applied to oil and gas reserves when performing the periodic ceiling tests.

Changes in the noncurrent portion of the asset retirement obligation due to the passage of time are measured by applying an interest method of allocation. The amount of change is recognized as an increase in the liability and an accretion expense in the statement of operations. Changes in either the current or noncurrent portion of the Company’s asset retirement obligation resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease to the carrying amount of the liability and the related long-lived asset.

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2009 and 2008
For Each of the Two Years in the Period Ended December 31, 2009

During the year ended December 31, 2009, we recorded asset retirement obligations for future costs to shut-in our West Ranch wells, totaling $279,675 with a present value of $242,955 at December 31, 2009.  Since we fully impaired the West Ranch property in September 2009, the asset retirement obligations were also fully expensed as oil and gas impairment costs for the period ended December 31, 2009.

Fair Value of Financial Instruments

The Company has determined the estimated fair value of its financial instruments using available market information and appropriate valuation methodologies. Due to their short-term maturity, the fair value of financial instruments classified as current assets and current liabilities approximates their carrying values.

Accounting for Share-Based Compensation

The Company measures compensation cost for all stock-based awards at fair value on the date of grant and recognizes compensation expense in its statements of operations over the service period that the awards are expected to vest. The Company has elected to recognize compensation cost for all options with graded vesting on a straight-line basis over the vesting period of the entire option.

Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed in the same way as basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per common share for the years ended December 31, 2009 and 2008 is computed in the same way as basic loss per common share, as the inclusion of additional common shares that would be outstanding if all potential common shares had been issued would be anti-dilutive.  See Note 10 for the calculation of basic and diluted weighted average common shares outstanding for the years ended December 31, 2009 and 2008.

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

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2009 and 2008
For Each of the Two Years in the Period Ended December 31, 2009

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

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2009 and 2008
For Each of the Two Years in the Period Ended December 31, 2009

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

ASC 825-10 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity is required to report unrealized gains and losses on items for which the fair value option has been elected in its results of operations at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. ASC 825-10 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. ASC 825-10 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company) and interim periods within those fiscal years. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first remeasurement to fair value as a cumulative effect adjustment to the opening balance of retained earnings. The Company has not elected to measure its financial instruments and/or other eligible assets at their fair market values.  Consequently, the adoption of ASC 825-10 has not had a material impact on the Company’s financial position or reported results of operations.

ASC 808-10 requires certain income statement presentation of transactions with third parties and of payments between parties to the collaborative arrangement, along with disclosure about the nature and purpose of the arrangement.  ASC 808-10 is effective for the Company’s year beginning January 1, 2009.  The adoption of ASC 808-10 has not had a material impact on the Company’s financial statements.

ASC 805 requires an acquiring company to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity at the acquisition date, measured at their fair values as of that date, with limited exceptions.  ASC 805 also requires the acquiring company in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquired company, at the full amounts of their fair values.  ASC 805 makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement.  ASC 805 is effective for the Company’s financial statements beginning January 1, 2009.  The adoption of ASC 805 has not had a material impact on the Company’s financial statements.

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2009 and 2008
For Each of the Two Years in the Period Ended December 31, 2009

ASC 810-10-65 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent's equity.  This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income.  Changes in a parent's ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value.  The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment.  The Statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This Statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (January 1, 2009 for the Company).  The adoption of ASC 810-10-65 has not had a material impact on the Company’s financial statements.

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

4.	Equipment and Leasehold Improvements

The following is a summary of equipment and improvements, at cost, as of December 31, 2009:

Office equipment	$102,508
Leasehold improvements	47,509

Total equipment and improvements	150,017

Less: accumulated depreciation	(100,208)

Equipment and improvements, net	$49,809

Depreciation expense for the years ended December 31, 2009 and 2008 was $45,540 and $35,043, respectively.

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2009 and 2008
For Each of the Two Years in the Period Ended December 31, 2009

The Company purchased $19,000 of down-hole tools during the year ended December 31, 2009 and $38,000 of down-hole tools during the year ended December 31, 2008.  Due to the fact that the Company was unable to maintain the exclusivity of its down-hole licenses, as discussed in Note 12, the Company has no plans to utilize the tools in the near future.  The Company’s management does not believe that the value of the tools has been impaired and plans to market the tools to other exploration and development companies.  Accordingly, the down-hole tools have been classified as Assets Held for Sale on the Company’s balance sheets as of December 31, 2009 and 2008.

5.	Oil and Gas Properties

As of December 31, 2009 and 2008, the Company's cost centers are as follows:

	2009		2008
	Amortizable	Non-Amortizable	Amortizable	Non-Amortizable
United States	$—	$411,751	$2,324,154	$1,322,957
Canada	—	1,046	—	1,443
Total	$—	$412,797	$2,324,154	$1,324,400

Producing Properties

Through various transactions that occurred during 2007, the Company acquired a 75% working interest in the South West Extension of the West Ranch Field (the “South West Extension”), located in Jackson County, Texas.  In August 2009, certain leases included in the West Ranch Field expired and, as a result, the reserves associated with these leases contained in the Glasscock Reservoir are no longer available to the Company.  These leases were pivotal to the implementation of a waterflood program designed to stimulate production throughout the South West Extension.  The Company has no immediate plans to recomplete any of the remaining wells located in the South West Extension.  Because there is no reasonable certainty that the Company will seek to extract the underlying reserves associated with the remaining West Ranch leases, the economic value of these reserves may not be used to evaluate the recoverability of the Company’s investment in the West Ranch property.  Accordingly, the Company fully impaired its full cost pool, subject to amortization in August 2009.

The Company recognized depletion expense of $0 and $27,560 related to the West Ranch property for the years ended December 31, 2009 and 2008, respectively.

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2009 and 2008
For Each of the Two Years in the Period Ended December 31, 2009

The net capitalized cost of the West Ranch property is summarized below:

	2009	2008
Acquisition costs	$1,888,078	$1,792,821
Development costs	846,954	589,000
	2,735,032	2,381,821
Cumulative depletion	(57,667)	(57,667)
Impairment	(2,677,365)	—
Balance at December 31, 2009 and 2008	$—	$2,324,154

Exploratory Prospects

The Company has entered into participation agreements in five exploratory oil and gas properties. Unproven exploratory prospects are excluded from its respective amortizable cost pool.  Each prospect’s costs are transferred into the amortization base on an ongoing (well-by-well or property-by-property) basis as the prospect is evaluated and proved reserves are established or impairment is determined. Three of the five properties have been abandoned as of December 31, 2009. The Company has a working interest and/or overriding royalty interest in the wells on the remaining prospects, if they are successful. The Company paid certain amounts upon execution of the agreements and is obligated to share in the drilling costs of the exploratory wells. In addition, the Company has agreed to issue shares of its common stock based upon the proven reserves of the property. The nature of the capitalized costs of the exploratory prospects is as follows:

Oil & gas property capitalized costs excluded from amortization at December 31, 2009 are as follows:

			Aggregate
			Through
	2009	2008	2007	Total
United States
Acquisition costs	$25,252	$658,517	$1,292,285	$1,976,054
Exploration costs	—	29,385	107,533	136,918
Development costs	—	—	—	—
Disposals	—	—	—	—
Impairments and sales	(936,855)	(764,366)	—	(1,701,221)
United States total	$(911,603)	$(76,464)	$1,399,818	$411,751

Canada
Acquisition costs	$—	$1,443	$—	$1,443
Exploration costs	—	—	—	—
Development costs	—	—	—	—
Impairments and sales	—	(397)	—	(397)
Canada total	$—	$1,046	$—	$1,046

The North Sea
Acquisition costs	$—	$—	$197,988	$197,988
Exploration costs	3,003	2,782	1,503,938	1,512,205
Development costs	—	—	—	—
Impairments	(3,003)	(2,782)	(1,538,416)	(1,546,683)
Disposals	—	—	(163,510)	(163,510)
North Sea total	$—	$—	$—	$—

Total capitalized costs excluded from amortization				$412,797

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2009 and 2008
For Each of the Two Years in the Period Ended December 31, 2009

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

No exploratory wells were drilled in the BSSV Prospect prior to the expiration of the Company’s leases in August 2009.  Upon expiration of the leases, the cost basis of the BSSV Prospect was transferred into the amortizable pool.  As noted above, the entire full cost pool, subject to amortization, was fully impaired as of December 31, 2009.

Steamroller Prospect

In December 2007, the Company purchased a 50% interest in a 640-acre mineral lease from the State of Utah. In the first quarter of 2008, the Company purchased a 50% interest in an additional 10,860 acre lease from the State of Utah.   This property is evaluated for impairment annually.  There were no impairments during the year ended December 31, 2008.

In June 2008, the Company sold its 50% working interest in the Utah prospect. The Steamroller prospect represented a significant portion of the full cost pool, not subject to amortization. The Company allocated the total cost of the full cost pool, not subject to amortization, among the individual prospects included within the pool, based on their relative fair market value as of the date of the Steamroller disposition.  The allocated basis attributed to the Steamroller prospect as of the date of sale was $764,763.  Gross proceeds from the sale totaled $1,190,135, resulting in a $425,372 gain on the sale of the Steamroller prospect.

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2009 and 2008
For Each of the Two Years in the Period Ended December 31, 2009

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

As of December 31, 2009, Pebble owns approximately 324,590 gross and net acres in the Pebble Beach Prospect in SE Saskatchewan, Canada in which the Company owns a five percent (5%) gross overriding royalty.  In addition, Rover has acquired approximately 61,572 gross and 35,264 net acres principally located in Divide County, North Dakota, within the Pebble Peach Prospect.  The Company owns a ten percent (10%) working interest in these properties. As of December 31, 2009, the Company’s working interest expenditures in the North Dakota property total $558,397.

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2009 and 2008
For Each of the Two Years in the Period Ended December 31, 2009

This property is evaluated for impairment annually.  There were no impairments evident at December 31, 2009.  The property is currently in an evaluation phase.  The Company does not expect that a determination will be made on the ultimate viability of the property within the next twelve months.

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

Once no viable reserves were discovered, the Company’s investment in the Quad 14 Prospect was included in The North Sea amortizable cost pool and the entire capitalized cost was charged to expense in 2007 because the costs exceeded the cost center ceiling due to lack of future revenue or any fair value of the property. $121,453 that was held on deposit relating to the Company’s working interest in the Quad 14 Project were subsequently returned to the Company and were recognized as revenue during the year ended December 31, 2008.

Because the Company disputed its obligation to participate in the drilling of the Quad 41/42 exploratory well, no amounts held on deposit were released to the operator for the Quad 41/42 Prospect.  The entire amount of funds held on deposit, plus accrued interest ($1,604,101 in total), was returned to the Company during 2009.

The Company recorded impairments of The North Sea Cost Pool during the year ended December 31, 2009 and 2008 as follows:

	2009	2008

Quad 14	$3,003	$2,784
Quad 41/42	—	—
Totals	$3,003	$2,784

Canada

In June 2008, the Company acquired a 5% overriding royalty position in additional prospects located in Saskatchewan, Canada.

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2009 and 2008
For Each of the Two Years in the Period Ended December 31, 2009

The following table summarizes the costs of Company’s aggregate exploratory activities for unproven prospects for the years ended December 31, 2009 and 2008:

	2009	2008

Balance at the beginning of the period	$1,324,400	$1,399,819
Additions to exploratory costs	28,255	429,782
Impairments	(939,858)	(505,201)
Balance at the end of the period	$412,797	$1,324,400

6.	Equity Investment

In October 2006, the Company acquired 15% of the voting shares of Pebble Petroleum, Inc. (“Pebble”).  Pebble was formed to acquire working interests in certain oil and gas leases located in Saskatchewan, Canada.  Through a series of capital transactions completed by Pebble, the Company’s equity interest was diluted to 5% of the voting shares.

In May 2007, the Company sold its 5% equity interest in Pebble. Proceeds from the sale totaled $877,353, resulting in a gain on the sale of $871,278.  Per the terms of the Pebble sale, the Company retained a 5% gross overriding royalty from each well drilled on certain acreage that Pebble holds rights to in western Canada.  In addition, the Company obtained the right to receive $250,000 for each of the first eight wells drilled on the property. The Company recognizes these amounts as “spud fee” revenue when drilling commences.  As of December 31, 2008, all eight of the initial wells have been drilled, for which the Company has earned $2,000,000 in spud fees.  As a result of the litigation described in Note 8, as of December 31, 2008, the purchaser held $750,000 in spud fees owed to the Company in escrow until, pending the resolution of the litigation described in Note 9.  During 2009, the Company collected $730,000 of the escrowed spud fees.  The remaining $20,000 of spud fees was collected in March 2010.

7.	Asset Retirement Obligation

As of December 31, 2009, the Company has recorded an aggregate asset retirement obligation associated with its investment in the West Ranch Field in the amount in the amount of $242,955.  The asset retirement obligation represents estimated discounted future plugging and abandonment costs associated with each of the thirty wells located within the Southwest Extension of the West Ranch Field.  Unless the decision is made to recommence the production from the West Ranch wells, the Company anticipates that the wells will be plugged and abandoned over the next three year period.

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2009 and 2008
For Each of the Two Years in the Period Ended December 31, 2009

The following table summarizes the estimated plugging liability by year in which, in the absence of production, the respective wells are projected to be plugged and abandoned:

Amount
2010	$65,258
2011	93,225
2012	121,192
Gross amount of liability	279,675
Discount factor	(36,720)
Net present value of asset retirement obligation	242,955

8.	Deferred Income Taxes

As a result of its losses, the Company has not recorded any current or deferred income tax provision for the years ended December 31, 2009 and 2008.  Significant components of the Company's deferred income tax assets and liabilities at December 31, 2009 and 2008 are as follows:

	2009	2008

Deferred income tax assets:

Net operating loss carryforward	$2,623,355	$949,734
Valuation allowance	(2,623,355)	(949,734)
Net deferred income tax asset	—	—

Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:

	2009	2008
Tax expense at U.S. statutory rate	(34.0)%	(34.0)%
Change in valuation allowance	34.0%	34.0%
Effective income tax rate	—	—

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2009 and 2008
For Each of the Two Years in the Period Ended December 31, 2009

As of December 31, 2009, the Company has available federal net operating loss carryforwards of $7,715,751.  The federal net operating loss carryforwards will begin to expire in 2023. Based upon its history of losses and management's assessment of when operations are anticipated to generate taxable income, the Company has concluded that it is more likely than not that the net deferred income tax assets will not be realized through future taxable earnings and, accordingly, has established a full valuation allowance for them. The valuation allowance increased by $1,673,621 during the year ended December 31, 2009 as a result of the current year’s net losses.

9.	Commitments and Contingencies

Financial Results, Liquidity and Management's Plan

The Company has incurred net losses for the years ended December 31, 2009 and 2008 of $4,922,417 and $907,303, respectively and has an accumulated deficit of $7,754,616 as of December 31, 2009.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  As stated in Note 5, the Company has been successful in generating additional operating capital through the disposition of oil and gas prospects.  However, the disposition of properties is not a viable strategy for funding the Company’s long-term operations.  Accordingly, the Company’s management is developing and implementing plans to sustain the Company’s cash flow from operating activities and/or acquire additional capital funding.

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

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2009 and 2008
For Each of the Two Years in the Period Ended December 31, 2009

On November 20, 2007, the Company was served with a complaint alleging breach of contract, misappropriation of confidential and proprietary information and of trade secrets and claims under the Colorado Uniform Trade Secrets Act, fraud, declaratory relief declaring any agreements of release to be void and unenforceable as they were obtained by fraudulent inducement, declaration of accounting and constructive trust for all proceeds and profits from the alleged misappropriation, injunctive relief for return of all allegedly misappropriated information and cessation of use, civil theft of business values, and tortuous interference with contract. Plaintiffs sought compensatory damages in an unspecified amount, prejudgment interest, declaratory relief, injunctive relief, accounting, and attorneys’ fees.  In January 2008, the Company filed a countersuit claiming abuse of process, intentional interference with an existing business and contractual relations, commercial disparagement and conspiracy.  The lawsuit and countersuits were favorably settled in July 2009, resulting in the Company receiving $255,000 of settlement proceeds.  Throughout its duration, the lawsuit negatively impacted the Company's ability to pursue additional opportunities or acquire additional oil and gas prospects, as discussed in Note 5.  A further result of the lawsuit was the sale of certain assets in order to fund the Company’s ongoing operations, as discussed on Note 5.

Drilling Obligations

The Company is obligated to fund its share of future exploratory drilling costs related to its 10% working interest in the Pebble Beach (North Dakota) prospect.

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

In August 2009, the Company renewed its two-year employment agreement with its Vice President of Engineering.  The renewed contract provides for annual compensation of $144,000.

In October 2009, the Company amended its employment agreement with its Chief Financial Officer to extend the contract through September 1, 2010.

Effective November 1, 2009, the Company renewed its two-year employment agreement with its President and Chief Executive Officer.  The financial terms of the renewed employment agreement are substantially the same as the previous employment agreements, which provide for annual compensation of $174,000.

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2009 and 2008
For Each of the Two Years in the Period Ended December 31, 2009

Lease Obligation

In June 2007, the Company executed an agreement to lease certain office equipment from Banc of America leasing.  The lease agreement expires in June 2010 and calls for monthly lease payments of $374.

Effective January 1, 2009, the Company entered into an agreement to lease its current office space.  The new lease has a term of 36 months and expires in December 31, 2011.

Future lease payments related to the Company’s office and equipment leases are as follows:

Amount
2010	$64,784
2011	64,140
2012	—
2013	—
2014	—

Total	$128,924

Gross office rent expense for the years ended December 31, 2009 and 2008 was $77,674 and $69,747, respectively.  Copier lease expense totaled $4,500 for each of the years ended December 31, 2009 and 2008.

10.	Loss Per Share

The following is a reconciliation of the number of shares used in the calculation of basic loss per share and diluted loss per share for the years ended December 31, 2009 and 2008:

	2009	2008

Net loss	$(4,922,417)	$(907,303)
Weighted average number of common shares outstanding	44,550,000	44,550,000
Incremental shares from the assumed exercise of dilutive stock options	—	—
Diluted common shares outstanding	44,550,000	44,550,000
Net loss per share, basic and diluted	$(0.11)	$(0.02)

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2009 and 2008
For Each of the Two Years in the Period Ended December 31, 2009

The following securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	2009	2008
Stock Options	6,000,000	5,543,800
Warrants	—	12,924,000

11.	Equity Transactions

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

Issuance of Stock Options

In March 2008, the Board of Directors ratified the grant of options to purchase 50,000 of its common shares to a consultant. The stock options were originally approved by management on August 1, 2006.  These options vest over 1 year, have a life of 5 years and have an exercise price of $0.97 per share, the market price on the effective date of grant.  Under the corresponding stock option agreement, 16,667 options vested at the time the agreement was executed with an additional 16,667 options vesting at the end of each six-month period from the grant date.  As of December 31, 2008, all 50,000 stock options were exercisable.  These options expired in September 2009 pursuant to the termination of the services contract with the consultant.

Also in March 2008, the Board of Directors ratified the grant of options to purchase 100,000 of its common shares to the same consultant. The stock options were originally approved by management on August 1, 2007.  These options vest over 1 year, have a life of 5 years and have an exercise price of $0.20 per share, the market price on the effective date of grant.  Under the corresponding stock option agreement, 33,333 options vested at the time the agreement was executed with an additional 33,333 options vesting at the end of each six-month period from the grant date.  As of December 31, 2008, all 100,000 stock options were exercisable.  These options expired in September 2009 pursuant to the termination of the services contract with the consultant.

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2009 and 2008
For Each of the Two Years in the Period Ended December 31, 2009

In June 2008, the Company granted options to purchase 1,000,000 shares of its common stock to its Chief Financial Officer.  These options were scheduled to vest over 2 years, had a life of 5 years and had an exercise price of $0.18 per share, the market price on the effective date of grant.  The options were scheduled vest at the rate of 250,000 shares at the end of each six-month period from the effective date of grant, and all would have been exercisable on December 2, 2010.  These options were cancelled in September 2009 in connection with the issuance of the restricted stock.

In October 2008, the Company granted options to purchase 1,000,000 shares of its common stock to its President.  These options were scheduled to vest over 2 years, had a life of 5 years and had an exercise price of $0.17 per share, the market price on the effective date of grant.  Fifty percent of the options vested immediately, with the remaining 50% scheduled to vest one year from the effective date of the grant.  These options were cancelled in September 2009 in connection with the issuance of the restricted stock.

As noted above, the Company cancelled 5,393,000 stock options in connection with the issuance of 6,500,000 shares of restricted stock in September 2009.  The shares of restricted stock were subsequently rescinded prior to the delivery to the stock certificates to the Company’s directors and officers.

In October 2009, the Company granted 6,000,000 options to purchase shares of the Company’s common stock to its directors and officers.  The stock options have a five-year life, vest immediately and have an exercise price of $0.05, which exceeded the volume weighted average closing price of the Company’s common stock for the five-day period preceding the grant.  The Company has accounted for the new stock option grant as a modification of the previously outstanding stock options and recognized stock-based compensation expense of $145,190 associated with the new grant and the remaining $67,071 of unamortized stock-based compensation associated with the original stock options during the fourth quarter of 2009.

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2009 and 2008
For Each of the Two Years in the Period Ended December 31, 2009

A summary of stock option for the years ended December 31, 2009 and 2008 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contract
	Options	Price	Term

Outstanding at December 31, 2007	3,393,800	$0.67	3.5 years
Options granted	2,150,000	$0.19	—
Options exercised	—	—	—
Options expired	—	—	—
Options forfeited	—	—	—
Outstanding at December 31, 2008	5,543,800	$0.46	3.4 years
Options granted	6,000,000	$0.05	—
Options exercised	—	—	—
Options expired	—	—	—
Options forfeited	(5,543,800)	$0.46	—
Outstanding at December 31, 2009	6,000,000	$0.05	4.8 years

Exercisable at December 31, 2009	6,000,000	$0.05	4.8 years

The assumptions used in the Black-Scholes option pricing model for the stock options granted during the year ended December 31, 2008 were as follows:

Risk-free interest rate	2.77-3.25%
Expected volatility of common stock	101%
Dividend yield	$0.00
Expected life of options	5 years
Weighted average fair market value of options granted	$0.18

The assumptions used in the Black-Scholes option pricing model for the stock options granted during the year ended December 31, 2009 were as follows:

Risk-free interest rate	2.37%
Expected volatility of common stock	101%
Dividend yield	$0.00
Expected life of options	5 years
Weighted average fair market value of options granted	$0.03

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2009 and 2008
For Each of the Two Years in the Period Ended December 31, 2009

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

Warrants

Weighted
Average
	Number of	Exercise
	Warrants	Price
Outstanding, December 31, 2007	12,924,000	$1.16
Issued	—	—
Exercised	—	—
Expired	(12,924,000)	$(1.16)
Forfeited	—	—
Outstanding, December 31, 2008	—	$—

Warrants to purchase 11,676,000 expired in March 2008.  Warrants to purchase 1,248,000 shares expired in May 2008.  There were no warrants issued during the years ended December 31, 2009 or 2008.

Shares Reserved for Future Issuance

As of December 31, 2009, the Company has reserved 6,000,000 shares for future issuance upon exercise of outstanding options.

12.	Related Party Transaction

In October 2007, the Company acquired certain exploratory oil and gas leases and exclusive licenses (the “License Agreements”) to use a down-hole gas/water device from entities owned by its Chairman and Chief Executive Officer (collectively, the “Related Entities”). Under the terms of the original agreement, the Company paid $125,000 for the oil and gas leases and retained the option to acquire certain exclusive technology licensing rights in exchange for the two future annual payments of $250,000, due on December 31, 2008 and December 31, 2009, respectively.

The oil and gas leases acquired in connection with the licenses expired in 2008 and accordingly, are not reflected in the Company’s financial statements as of December 31, 2009 and 2008.

In December 2008. the Company and the Related Entities terminated the License Agreements and released each other from all obligations relating to the original License Agreements. As a result, the Company has been relieved of its obligations to make the two $250,000 future payments to the Related Entities and has removed the licenses from its balance sheet. The rights to utilize the technology have been returned to the Related Entities.

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2009 and 2008
For Each of the Two Years in the Period Ended December 31, 2009

13.	Proposed Acquisition by Ryland Oil Corporation

In November 2009, the Company entered into a letter agreement (the “Letter Agreement”) with Ryland Oil Corporation (“Ryland”), a Canadian oil and gas company whose shares are listed on the TSX Venture Exchange, whereby Ryland proposed to acquire all of the then-outstanding shares of the Company’s common stock in exchange for approximately 17,793,000 shares of Ryland’s common stock, at a ratio of 0.352 shares of Ryland stock for every 1.000 share of the Company’s stock.  The proposed acquisition is subject to various conditions including:

•	The negotiation, finalization and execution of a mutually acceptable definitive agreement between the Company and Ryland;
•	The obtaining of fairness opinions from independent business valuation experts stating that the proposed transaction is fair, from a financial perspective, to the Company’s and Ryland’s shareholders;
•	The approval of the transaction by the U.S. Securities & Exchange Commission and approval from various U.S. state and Canadian regulatory agencies; and
•	The approval of the transaction by a majority of the Company’s shareholders.

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2009 and 2008
For Each of the Two Years in the Period Ended December 31, 2009

Per the terms of the Letter Agreement, the closing of the proposed transaction is required to occur on or before June 30, 2010, pursuant to the successful completion of the above conditions. If not completed prior to June 30, 2010, the agreement will terminate.  If completed prior to June 30, 2010, and assuming that Ryland’s common stock is valued at not less than $0.39 (CDN) per share, the closing price of Ryland’s common stock on the date that the agreement was executed and that no material changes have occurred in the currency exchange rate between the date of execution and the closing date, the aggregate consideration to be received by the Company’s shareholders will approximate $6.5 million.  No assurance can be given that the aforementioned conditions precedent to closing the proposed transaction will be met, or waived, or that the proposed transaction itself will ultimately be completed.

14.	Supplemental Oil and Gas Information (Unaudited)

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

The Company has retained an independent petroleum engineering consultant to determine its annual estimate of oil and gas reserves as of December 31, 2008.  The independent consultant estimated the oil and gas reserves associated with the Company’s West Ranch property using generally accepted industry standards, which include the review of technical data, methods and procedures used in estimating reserves volumes, the economic evaluations and reserves classifications.

The Company believes that the methodologies used by the independent consultant in preparing the relevant estimates generally comply with current Securities and Exchange Commission (SEC) standards.

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2009 and 2008
For Each of the Two Years in the Period Ended December 31, 2009

In August 2009, certain leases included in the West Ranch Field expired and, as a result, the reserves associated with these leases contained in the Glasscock Reservoir are no longer available to the Company.  These leases were pivotal to the implementation of a waterflood program designed to stimulate production throughout the South West Extension.  The Company has no immediate plans to recomplete any of the remaining wells located in the South West Extension.  Because there is no reasonable certainty that the Company will seek to extract the underlying reserves associated with the remaining West Ranch leases, accounting rules stipulate that the economic value of these reserves may not be claimed or used to evaluate the recoverability of the Company’s investment in the West Ranch property.

The following table summarizes changes in the Company’s oil and gas reserves for the years ended December 31, 2009 and 2008:

	2009		2008
	Oil(bbls)	Gas(mcf)	Oil(bbls)	Gas(mcf)
Proved developed and undeveloped reserves
Beginning of year	658,379	363,719	660,286	363,719
Purchases of minerals in place	—	—	—	—
Production	—	—	(1,651)	—
Revisions of previous estimates	(658,379)	(363,719)	(256)	—
End of year	—	—	658,379	363,719

	2009		2008
	Oil (bbls)	Gas (mcf)	Oil (bbls)	Gas (mcf)
Proved developed reserves
Beginning of year	170,371	304,591	170,371	304,591
End of year	—	—	170.371	304.591

Standardized Measure, Including Year-to-Year Changes Therein, of Discounted Future Net Cash Flows

For purposes of the following disclosures, estimates were made of quantities of proved reserves and the periods during which they are expected to be produced. Future cash flows were computed by applying year-end prices, except in those instances where future oil or natural gas sales are covered by physical contract terms providing for higher or lower prices, to the Company’s share of estimated annual future production from proved oil and gas reserves, net of royalties. Future development and production costs were computed by applying year-end costs to be incurred in producing and further developing the proved reserves. Future income tax expenses were computed by applying, generally, year-end statutory tax rates (adjusted for permanent differences, tax credits, allowances and foreign income repatriation considerations) to the estimated net future pre-tax cash flows. The discount was computed by application of a 10 % discount factor. The calculations assumed the continuation of existing economic, operating and contractual conditions at December 31, 2008.  At December 31, 2009, such assumptions were no longer feasible.  As is the case during 2009, such arbitrary assumptions have not necessarily proven to be reliable. Other assumptions of equal validity would give rise to substantially different results.

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2009 and 2008
For Each of the Two Years in the Period Ended December 31, 2009

Standardized Measure of Discounted Future Net Cash Flows

	At December 31,
	2009	2008
Future cash flows	$—	$30,879,408
Future costs
Production costs and other operating expenses	—	(6,791,444)
Development costs	—	(2,245,000)
Future income tax expense	—	(617,588)
Future net cash flows	—	21,225,376
Ten percent discount factor	—	(9,726,801)
Standardized measure	$—	$11,498,575

The following table summarizes the changes in the Company’s standardized measure of discounted future net cash flows for the years ended December 31, 2009 and 2008:

	2009	2008
Standardized measure of discounted future cash flows
Beginning of year	$11,498,575	$24,649,893
Net change in sales prices and future production costs	—	(12,430,123)
Change in estimated future development costs	—	357,445
Sales of oil and gas produced during the year	—	(74,301)
Net change due to purchases/sales of minerals in place	—	—
Net change due to revisions in quantity estimates	(11,498,575)	(11,514)
Net change in income taxes	—	503,258
Accretion of discount	—	(1,496,083)
End of year	$—	$11,498,575

Assumed prices used to calculate future cash flows
	At December 31,
	2009		2008
Oil price per barrel	$	N/A	$45.00
Gas price per mcf	$	N/A	$4.50

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Notes to the Financial Statements

As of December 31, 2009 and 2008
For Each of the Two Years in the Period Ended December 31, 2009

As noted above, the Company’s producing oil and gas wells were shut in during the second half of 2008 and all of 2009 in response to a need to divert working capital to the Company’s defense of the Zavanna litigation.  In addition, plans to waterflood the West Ranch property have been cancelled due to the expiration of certain leases included in the West Ranch Field.    Because there is no reasonable certainty that production from the West Ranch wells will recommence, if ever, the Company has not claimed any oil and gas reserves associated with this property and has fully impaired its investment in the West Ranch property accordingly.

The accompanying notes are an integral part of the financial statements.