Form 10-Q
period 2010-03-31
Eternal Energy Corp.
filed 2010-05-17
CIK 1282613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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
43,506,000 shares of common stock issued and outstanding at May 14, 2010.

ETERNAL ENERGY CORP.
FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2010

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Eternal Energy Corp.

Condensed Financial Statements (Unaudited)

As of March 31, 2010 and December 31, 2009 and
For Each of the Three-Month Periods ended March 31, 2010 and 2009

Eternal Energy Corp.

Index to the Condensed Financial Statements (Unaudited)

As of March 31, 2010 and December 31, 2009 and
For Each of the Three-Month Periods ended March 31, 2010 and 2009

Eternal Energy Corp.

Condensed Balance Sheets

As of March 31, 2010 and December 31, 2009

	March 31, 2010 (Unaudited)	December 31, 2009
Current assets:
Cash	$1,355,703	$1,508,754
Receivables	70,282	120,927
Prepaid expenses	5,345	46,384
Total current assets	1,431,330	1,676,065
Spud fees receivable	-	20,000
Equipment and leasehold improvements, net of accumulated depreciation and amortization of $111,987 and $100,208, respectively	38,429	49,809
Oil and gas properties – not subject to amortization	406,973	412,797
Assets held for sale	57,000	57,000
Deposits	5,345	5,345

Total assets	$1,939,077	$2,221,016

Current liabilities:
Accounts payable and accrued liabilities	$213,692	$138,664
Accrued oil and gas interests	-	25,155
Short-term asset retirement obligation	65,258	65,258
Total current liabilities	278,950	229,077
Long-term asset retirement obligation, net of discount of $32,241, and $36,720, respectively	182,177	177,697

Total liabilities	461,127	406,774

Commitments and contingencies

Stockholders' equity:
Common stock, $.001 par value, 875,000,000 shares authorized, 44,457,000 and 44,550,000 shares issued and outstanding	44,457	44,550
Additional paid-in capital	9,519,844	9,524,308
Accumulated deficit	(8,086,351)	(7,754,616)
Total stockholders' equity	1,477,950	1,814,242
Total liabilities and stockholders' equity	$1,939,077	$2,221,016

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Condensed Statements of Operations (Unaudited)

For Each of The Three-Month Periods Ending March 31, 2010 and 2009

	2010	2009

Oil and gas royalties	$71,486	$-

Operating expenses:
Oil and gas operating expenses	-	30,009
General and administrative expenses	233,412	221,531
Stock-based compensation	-	110,250
Professional fees	151,855	136,753
Depreciation, depletion and amortization	16,259	9,233

Total operating expenses	401,526	507,778

Total operating loss	(330,040)	(507,778)

Interest income	1,695	10,292

Net loss	$(331,735)	$(497,486)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding:
Basic and diluted	44,548,141	44,550,000

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Condensed Statements of Cash Flow (Unaudited)

For Each of The Three-Month Periods Ending March 31, 2010 and 2009

	2010	2009

Cash flows used for operating activities:
Net loss	$(331,735)	$(497,486)
Adjustments to reconcile net loss to net cash used by operating activities:
Non cash transactions:
Stock-based compensation	-	110,250
Depreciation, depletion and amortization	16,259	9,233
Changes in operating assets and liabilities:
Decrease in prepaid expense	41,039	3,415
Decrease in spud fees receivable	20,000	-
(Increase) decrease in other receivables	72,742	(50,000)
Increase in accounts payable and accrued liabilities	49,873	93,355
Net cash used for operating activities	(131,822)	(331,234)

Cash flows used for investing activities:
Additions to oil and gas properties	(16,672)	(69,603)
Additions to equipment and leasehold improvements	-	(40,500)
Net cash used for investing activities	(16,672)	(110,103)

Cash flows used for financing activities:
Repurchase and retirement of shares	(4,557)	-
Net cash used for financing activities	(4,557)	-

Net decrease in cash	(153,051)	(441,337)
Cash - beginning of period	1,508,754	727,701
Cash - end of period	$1,355,703	$286,364

Eternal Energy Corp.

Condensed Statements of Cash Flow (Unaudited)

For Each of The Three-Month Periods Ending March 31, 2010 and 2009

Supplemental Disclosure of Cash Flow Information

	2010	2009
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Investing and Financing Activities

Accrued oil and gas properties	$22,097	$-

Eternal Energy Corp.

Notes to the Financial Statements (Unaudited)

1.	Description of Business

Eternal Energy Corp. (the “Company”) was incorporated in the state of Nevada in March 2003. The Company engages in the acquisition, exploration, development and producing of oil and gas properties. At March 31, 2010, the Company has entered into participation agreements related to oil and gas exploration projects in Pebble Beach Prospect, located in Divide County, North Dakota, and Sheridan County, Montana and Saskatchewan, Canada.  The Company also owns a 75% working interest in certain leases located within the Southwest Extension of the West Ranch Field, located in Jackson County, Texas. In addition, the Company owns certain overriding royalty interests in oil and gas leases located in San Juan County, Utah and San Miguel County, Colorado.

2.	Summary of Significant Accounting Policies

Basis of Presentation

These condensed financial statements are presented in United States dollars and have been  prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The condensed financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the condensed results for the interim periods. Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Revenue Recognition

The Company records the sale of its interests in prospects as a reduction to the cost pool when the terms of the transaction are final and the sales price is determinable. Spud fee revenue is recognized when drilling commences.  Working interest, royalty and net profit interests are recognized as revenue when oil and gas is sold.

Concentration of Credit Risk

At March 31, 2010, the Company had $694,721 on deposit that exceeded United States (FDIC) federally insurance limit of $250,000 per bank. The Company believes this credit risk is mitigated by the financial strength of the financial institutions with which the Company has placed its funds on deposit.

Eternal Energy Corp.

Notes to the Financial Statements (Unaudited)

Receivables

Receivables are stated at the amount the Company expects to collect. The Company considers the following factors when evaluating the collectability of specific receivable balances: credit-worthiness of the debtor, past transaction history with the debtor, current economic industry trends, and changes in debtor payment terms. If the financial condition of the Company’s debtors were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.

The Company maintains an estimated allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Changes to the allowance for doubtful accounts made as a result of management’s determination regarding the ultimate collectability of such accounts are recognized as a charge to the Company’s earnings.  Specific receivable balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to receivable.

At March 31, 2010, the Company has determined that all receivable balances are fully collectible and, accordingly, no allowance for doubtful accounts has been recorded.

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
Expenditures for minor replacements, maintenance and repairs are expensed as incurred.

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

Eternal Energy Corp.

Notes to the Financial Statements (Unaudited)

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

Eternal Energy Corp.

Notes to the Financial Statements (Unaudited)

Treasury Stock

The Company has implemented a stock repurchase program and utilizes the cost method to account for shares reacquired under the program.  Under the cost method, common stock is reduced by the par value of the shares repurchased.  The difference between the total consideration given to reacquire the shares, including any broker commissions or other transaction costs, is recorded as a reduction of additional paid in capital.  The Company immediately retires all repurchased shares.

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.

The Company utilizes the market approach to measure fair value for our financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1:  Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2:  Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3:  Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as the consideration of counterparty credit risk in its assessment of fair value.

The adoption of this statement did not have a material impact on our results of operations and financial condition. The carrying values of our cash, cash equivalents and marketable securities, carried at fair value as of March 31, 2010, are classified in the table below in one of the three categories described above:

Eternal Energy Corp.

Notes to the Financial Statements (Unaudited)

Fair Value Measurements at March 31, 2010:

	Level 1	Level 2	Level 3	Total
Cash & Equivalents	$1,355,703	-	-	$1,355,703

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

Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share for the three-month periods ended March 31, 2010 and 2009 is computed in the same way as basic loss per common share, as the inclusion of additional common shares that would be outstanding if all potential common shares had been issued would be anti-dilutive.  See Note 7 for the calculation of basic and diluted weighted average common shares outstanding for the three-month periods ended March 31, 2010 and 2009.

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

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent obligations in the financial statements and accompanying notes. The Company’s most significant assumptions are the estimates used in the determination of the value and timing of the asset retirement obligation, the deferred income tax asset valuation allowance and the allocation of proceeds received from the disposition of certain oil and gas prospects to the remaining prospects included in the Company’s full cost pool.  The estimation process requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain. Actual results could differ materially from these estimates.

Eternal Energy Corp.

Notes to the Financial Statements (Unaudited)

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

Eternal Energy Corp.

Notes to the Financial Statements (Unaudited)

In January 2010, the FASB issued Accounting Standards Update 2010-06, Improving Disclosures about Fair Value Measurements (“FASB 2010-06”), which amends ASC 820-10 and requires, among other things, new disclosures regarding the transfers in and out of hierarchy levels 1 and 2 as well as the gross presentation of changes in estimated measurements for level 3 measurements.  In addition, FASB 2010-06 provides clarifying direction with respect to disclosures regarding the various levels of disaggregation and about specific inputs and valuation techniques.  FASB 2010-06 is effective for interim and annual reporting periods beginning after December 31, 2009, except for the gross presentation of level 3 measurement activities, which is effective for fiscal years beginning after December 15, 2010.  The adoption of FASB 2010-06 is not expected to have a material effect on the Company’s financial statements.

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

Eternal Energy Corp.

Notes to the Financial Statements (Unaudited)

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

Under ASC 855-10, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. As it relates to the Company, this standard was effective beginning April 1, 2009. The additional disclosures required by this standard are included in Note 10.

In February 2010, the FASB issued Accounting Standards Update 2010-09, Amendments to Certain Recognition and Disclosure Requirements, which amended ASC 855 and which requires issuers of financial statements to evaluate subsequent events through the date on which the financial statements are issued.  FASB 2010-09 defines the term “SEC Filer” and eliminates the requirement that an SEC filer disclose the date through which subsequent events have been evaluated.  This change was made to alleviate potential conflicts between ASC 855-10 and the reporting requirements of the SEC.  FASB 2010-09 is effective immediately, but is not expected to have a material effect on the Company’s financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-03, Oil and Gas Reserve Estimation and Disclosures (“FASB 2010-03”), which amended Extractive Activities – Oil and Gas (Topic 932).  Among other things, FASB 2010-03 expands the definition of oil and gas producing activities and requires companies to use a twelve-month average price, rather than a year-end price, when estimating whether reserve quantities are economical to produce.    In addition, FASB 2010-03 requires separate reserve disclosures for geographical areas that contain more than fifteen percent of an entity's total reserves and provides guidance with respect to the applicability of reporting requirements for equity investments in oil and gas producing entities.  FASB 2010-03 is effective for annual reporting periods ending on or after December 31, 2009.  The adoption of FASB 2010-03 is not expected to have a material effect on the Company’s financial statements.

Eternal Energy Corp.

Notes to the Financial Statements (Unaudited)

In April 2010, the FASB issued Accounting Standards Update 2010-14, Amendments to Paragraph 932-10-S99-1 (FASB 2010-14), which amended ASC 932.  FASB 2010-14 revises the definitions of certain definitions contained in SEC Regulation S-X.  FASB 2010-14 is effective for annual reporting periods beginning after December 15, 2009.  The adoption of FASB 2010-14 is not expected to have a material effect on the Company’s financial statements.

3.	Equipment and Leasehold Improvements

The following is a summary of equipment and improvements, at cost, as of March 31, 2010:

Office equipment	$102,907
Leasehold improvements	47,509
Total equipment and improvements	150,416
Less: accumulated depreciation	(111,987)
Equipment and improvements, net	$38,429

Depreciation expense for the three-month periods ended March 31, 2010 and 2009 was $11,779 and $9,233, respectively.

The Company purchased $19,000 of down-hole tools during the 2009 and $38,000 of down-hole tools during, 2008.  Because the Company no longer possesses exclusive rights to utilize the down-hole gas and water separation technology, the Company has no plans to utilize the tools in the near future.  The Company’s management does not believe that the value of the tools has been impaired and is marketing the tools to other exploration and development companies.  Accordingly, the down-hole tools have been classified as Assets Held for Sale on the Company’s balance sheets as of March 31, 2010 and December 31, 2009.

4.	Oil and Gas Properties

As of March 31, 2010 and December 31, 2009, the Company’s cost centers are as follows:

	March 31, 2010		December 31, 2009
	Amortizable	Non-Amortizable	Amortizable	Non-Amortizable
United States	$-	$405,927	$-	$411,751
Canada	-	1,046	-	1,046
Total	$-	$406,973	$-	$412,797

Eternal Energy Corp.

Notes to the Financial Statements (Unaudited)

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

Because the wells were shut-in, the Company recognized no depletion expense related to the West Ranch property for the three-month periods ended March 31, 2010 and 2009.

The net capitalized cost of the West Ranch property is summarized below:

December 31,
2009
Acquisition costs	$1,888,078
Development costs	846,954
2,735,032
Cumulative depletion	(57,667)
Impairment	(2,677,365)
Balance at December 31, 2009	$-

Exploratory Prospects

The Company has entered into participation agreements in a number of exploratory oil and gas properties. Unproven exploratory prospects are excluded from its respective amortizable cost pool.  Each prospect’s costs are transferred into the amortization base on an ongoing (well-by-well or property-by-property) basis as the prospect is evaluated and proved reserves are established or impairment is determined. Three of the five properties have been abandoned as of March 31, 2010. The Company has a working interest and/or overriding royalty interest in the wells on the remaining prospects, if they are successful. The Company paid certain amounts upon execution of the agreements and is obligated to share in the drilling costs of the exploratory wells. In addition, the Company has agreed to issue shares of its common stock based upon the proven reserves of the property.

Eternal Energy Corp.

Notes to the Financial Statements (Unaudited)

United States

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

Pebble Beach Prospect

In 2006, the Company entered into a series of agreements that resulted in the acquisition of five percent of the capital stock of Pebble Petroleum, Inc. (“Pebble”), as well as the following rights and interest in the Pebble Beach Prospect:

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

The last of the eight exploratory wells drilled by Pebble was completed in August 2008.  As of December 31, 2009, the Company had received all but $20,000 of the spud fees related to the initial eight exploratory wells.  The remaining $20,000 of spud fees was collected in March 2010.

As of March 31, 2010, Pebble owns approximately 324,590 gross and net acres in the Pebble Beach Prospect in SE Saskatchewan, Canada in which the Company owns a five percent gross overriding royalty.  In addition, Rover has acquired approximately 61,572 gross and 35,264 net acres principally located in Divide County, North Dakota, within the Pebble Peach Prospect.  The Company owns a ten percent working interest in these properties. As of March 31, 2010, the Company’s working interest investment in the North Dakota property totals $405,927.

Eternal Energy Corp.

Notes to the Financial Statements (Unaudited)

This property is evaluated for impairment annually.  There were no impairments evident at March 31, 2010.  The property is currently in an evaluation phase.  The Company does not expect that a determination will be made on the ultimate viability of the property within the next twelve months.  The Company sold its ten percent working interest in approximately 700 net acres to Ryland Oil Corporation in March 2010 (Note 9).

The North Sea

North Sea Quad 14 and Quad 41/42 Prospects

In 2006, the Company acquired a working interest in the Quad 41/42 Prospect with the obligation to fund 15% of the drilling costs of an exploratory well. The Company placed $1.5 million on deposit to cover its share of the drilling costs. The exploratory well on the Quad 42/43 prospect was completed in 2007.  No economically viable reserves were discovered.

Because the Company disputed its obligation to participate in the drilling of the Quad 41/42 exploratory well, no amounts held on deposit were released to the operator for the Quad 41/42 Prospect.  The entire amount of funds held on deposit, plus accrued interest ($1,604,101 in total), was returned to the Company in November 2009.

Canada

In June 2008, the Company acquired a five percent overriding royalty position in additional prospects located in Saskatchewan, Canada.

5.	Asset Retirement Obligation

As of March 31, 2010, the Company has recorded an aggregate asset retirement obligation associated with its investment in the West Ranch Field in the amount in the amount of $242,955.  The asset retirement obligation represents estimated discounted future plugging and abandonment costs associated with each of the thirty wells located within the Southwest Extension of the West Ranch Field.  Unless the decision is made to recommence the production from the West Ranch wells, the Company anticipates that the wells will be plugged and abandoned over the next three year period.

Eternal Energy Corp.

Notes to the Financial Statements (Unaudited)

The following table summarizes the estimated plugging liability by year in which, in the absence of production, the respective wells are projected to be plugged and abandoned:

Amount
2010	$65,258
2011	93,225
2012	121,193
Gross amount of liability	279,676
Discount factor	(32,241)
Net present value of asset retirement obligation	$247,435

6.	Commitments and Contingencies

Financial Results, Liquidity and Management's Plan

The Company has incurred net losses since inception and has an accumulated deficit of $8,086,351 as of March 31, 2010.  These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company has historically been successful in generating additional operating capital through the disposition of oil and gas prospects.  However, the disposition of properties is not a viable strategy for funding the Company’s long-term operations.  Accordingly, the Company’s management is developing and implementing plans to sustain the Company’s cash flow from operating activities and/or acquire additional capital funding.

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

Drilling Obligations

The Company has an option to fund its share of future exploratory drilling costs related to its 10% working interest in the Pebble Beach (North Dakota) prospect should any exploratory wells be proposed by the other working interest owner.

Employment Agreements

In August 2009, the Company renewed its two-year employment agreement with its Vice President of Engineering.  The financial terms of the renewed employment agreement are substantially the same as the previous employment agreements, which provide for annual compensation of $144,000.

Eternal Energy Corp.

Notes to the Financial Statements (Unaudited)

In October 2009, the Company amended its employment agreement with its Chief Financial Officer to extend the contract through September 1, 2010.  The employment agreement provides for annual compensation in the amount of $138,000.

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

Future lease payments related to the Company’s office and equipment leases are as follows:

Amount
2010	$47,464
2011	64,140
2012	-
2013	-
2014	-
Total	$111,604

Gross office rent expense for each of the three-month periods ended March 31, 2010 and 2009 was $19,418.  Copier lease expense totaled $1,192 and $1,432 for the three-month periods ended March 31, 2010 and 2009, respectively.

Eternal Energy Corp.

Notes to the Financial Statements (Unaudited)

7.	Loss Per Share

The following is a reconciliation of the number of shares used in the calculation of basic loss per share and diluted loss per share for the three-month periods ended March 31, 2010 and 2009:

	2010	2009

Net loss	$(331,735)	$(497,486)

Weighted average number of common shares outstanding (basic)	44,548,141	44,550,000
Incremental shares from the assumed exercise of dilutive stock options	-	-
Diluted common shares outstanding	44,548,141	44,550,000
Net loss per share, basic and diluted	$(0.01)	$(0.01)

The following securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	2010	2009
Stock Options	6,000,000	5,543,800

8.	Equity Transactions

Stock Repurchases

In March 2010, the Company’s Board of Directors authorized implementation of a stock repurchase program pursuant to which the Company may repurchase up to $500,000 of its then outstanding common shares at prevailing market prices.  During the three-month period ended March 31, 2010, the Company repurchased and retired 93,000 shares of its previously issued common stock at an average price of $0.05 per share.  The aggregate cost associated with the repurchase of these shares was $4,457.  As of March 31, 2010, the Company has 44,457,000 shares of common stock outstanding.  The Company has continued to repurchase shares subsequent to March 31, 2010 (Note 10).

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

Eternal Energy Corp.

Notes to the Financial Statements (Unaudited)

Issuance and Cancellation of Stock Options

As noted above, the Company cancelled 5,393,000 stock options in connection with the issuance of 6,500,000 shares of restricted stock in September 2009.  The shares of restricted stock were subsequently rescinded prior to the delivery to the stock certificates to the Company’s directors and officers.

In October 2009, the Company granted 6,000,000 options to purchase shares of the Company’s common stock to its directors and officers.  The stock options have a five-year life, vest immediately and have an exercise price of $0.05, which exceeded the volume weighted average closing price of the Company’s common stock for the five-day period preceding the grant.  The Company accounted for the new stock option grant as a modification of the previously outstanding stock options and immediately recognized stock-based compensation expense of $145,190 associated with the new grant and the remaining $67,071 of unamortized stock-based compensation associated with the original stock options.  There were no additional stock options granted during the three-month period ended March 31, 2010.  Accordingly, the Company did not recognize any stock-based compensation expense for the three-month period then ended.

A summary of stock option activity for the year ended December 31, 2009 and the three-month period ended March 31, 2010 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term

Outstanding at December 31, 2008	5,543,800	$0.46	3.4 years
Options granted	6,000,000	$0.05	-
Options forfeited	(5,543,800)	$0.46	-
Outstanding at December 31, 2009 and March 31, 2010	6,000,000	$0.05	4.6 years

Exercisable at March 31, 2010	6,000,000	$0.05	4.6 years

The assumptions used in the Black-Scholes option pricing model for the stock options granted during the year ended December 31, 2009 were as follows:

Risk-free interest rate	2.37%
Expected volatility of common stock	101%
Dividend yield	$0.00
Expected life of options	5 years
Weighted average fair market value of options granted	$0.03

Eternal Energy Corp.

Notes to the Financial Statements (Unaudited)

Shares Reserved for Future Issuance

As of March 31, 2010, the Company has reserved 6,000,000 shares for future issuance upon exercise of outstanding options.

9.	Proposed Acquisition by Ryland Oil Corporation

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

On March 26, 2010, the Company and Ryland mutually agreed to terminate the Letter Agreement and, instead, entered into two new asset purchase agreements whereby the Company agreed to sell to Ryland its interest in certain acreage located in North Dakota, as well as our gross overriding royalty interest in certain lands located in Saskatchewan.  The material terms of each agreement are as follows:

1.
Purchase and Sale Agreement – Effective April 1, 2010, the Company will sell its ten percent working interest in approximately 700 net acres located in North Dakota to Rover for $1 million cash.  The closing of this transaction is contingent on the concurrent closing of the Purchase of Royalty Agreement, as outlined below.

2.
Purchase of Royalty Agreement – Effective April 1, 2010 the Company will sell to Ryland all of its gross overriding royalty interest in approximately 264,000 net acres within an area of mutual interest located in southeastern Saskatchewan for $2.9 million in cash, payable on June 1, 2010, 2,145,883 shares of Ryland’s common stock, which were valued at approximately $772,500 as of March 26, 2010, and an assignment of Ryland’s 100% working interest in approximately 4,480 net acres located in Saskatchewan (the “Hardy Prospect”).  Upon closing, 60% of the gross overriding royalty interest being sold will be placed in escrow pending receipt of the $2.9 million cash payment.  If that payment is not received by June 1, 2010, the escrowed gross overriding royalty interest will revert to the Company.

On April 30, 2010, the Company closed on the Ryland Purchase and Sale and the Purchase of Royalty Agreements.  Upon closing, the Company received the $1 million cash payment associated with the sale of the North Dakota acreage and 2,145,883 shares of Ryland’s common stock, valued at approximately $875,000 as of the date of closing, and title to the Hardy Prospect.  The Company expects to receive the remaining $2.9 million cash payment, as scheduled, on or before June 1, 2010.

10.	Subsequent Events

During the period from April 1 through May 14, 2010, the Company repurchased an additional 951,000 shares of its previously outstanding common on the open market pursuant to its stock repurchase program.  The aggregate consideration paid for these shares totaled $52,510, resulting in an average repurchase price of $0.05 per acquired share.

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

Results of Operations for the Three-Month Period Ended March 31, 2010 vs. 2009

We began receiving royalty payments associated with our 5% gross overriding royalty interest in certain properties located in Saskatchewan, Canada in April 2009.  We recognized $71,486 of oil and gas sales revenue associated with these overriding interests during the three-month period ended March 31, 2010.  Revenues from our overriding royalty positions are expected to continue or to grow as additional wells are drilled in the area or until we dispose of our overriding royalty positions.

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

As of March 31, 2010, the remaining West Ranch wells continue to be shut in.  Accordingly, we have not recognized any revenue from oil and gas sales from the West Ranch property during the three-month periods ended March 31, 2010 and 2009.  During the three-month period ended March 31, 2009, we incurred oil and gas operating expenses of $30,009, which represented costs necessary to maintain the wells during the shut-in period.  No such operating expenses were incurred during the three-month period ended March 31, 2010.  As of March 31, 2010, we have fully impaired our investment in the West Ranch property.

General and administrative expenses increased from $221,531 for the three-month period ended March 31, 2009 to $233,412 for the three-month period ended March 31, 2010. Prior to October 2009, we provided shared CFO services to Roadrunner Oil & Gas, Inc. (“Roadrunner”), for which Roadrunner paid us amounts ranging from $3,000 to $4,000 per month.  Fees received from Roadrunner reduced our gross salaries expense by $9,000 for the three-month period ended March 31, 2009.  Because the shared CFO services arrangement terminated in October 2009, we recognized no such savings for the three-month period ended March 31, 2010.

Stock-based compensation expense for the three-month period ended March 31, 2009 totaled $110,250.  In September 2009, we cancelled all of our then outstanding stock options in connection with the issuance of restricted shares to the option holders.  In October 2009, we rescinded the issuance of the restricted shares and granted new stock options to the previous option holders.  Pursuant to accounting rules, the granting of the new options was treated as a modification of the terms of the cancelled options and, accordingly, all stock-based compensation attributable to the newly issued options was fully recognized at the time of grant.  Further, all remaining, unamortized stock-based compensation of the cancelled options was also recognized.  As a result, no stock-based compensation expense was recognized during the three-month period ended March 31, 2010 as all compensation related to our outstanding stock options has already been recognized.

Professional fees for the three-month period ended March 31, 2010 increased by $15,102 from the same period in 2009, primarily as a result increased fees associated with the sale of certain of our assets to Ryland Oil Corporation (“Ryland”).  The Ryland transactions were completed in April 2010.  The increase in professional fees from 2009 to 2010 related to the Ryland transactions was partially offset by a decrease in legal fees that were incurred during the three-month period ended March 31, 2009 in connection with our defense of the Zavanna litigation.  The Zavanna litigation was favorably settled in July 2009.

Depreciation, depletion and amortization expense for the three-month period ended March, 31, 2010 increased by $7,026 from the same period in 2009 primarily due to depreciation related to office equipment that was put into service in February 2009, as well as the normal accretion of the our asset retirement obligations.

Interest income for the three-month period ended March 31, 2010 totaled $1,695, compared to $10,291 for the three-month period ended March 31, 2009.  The decrease is due to reduced interest rates available for the Company’s excess cash, as well as the fact that the Company’s North Sea deposits were invested in long-term investments during 2009, as required by law.  The Company collected the deposits in November 2009.   Since that time, the funds previously held on deposit were invested at normal money-market rates, which are lower that the rates previously received when the funds were invested in longer-term maturity instruments.

Liquidity and Capital Resources

As of September 30, 2009, our assets totaled $1,939,077, which included cash balances of $1,355,703 and investments in oil and gas properties of $406,973.

We began receiving royalties in connection with our gross overriding royalty positions in Saskatchewan in April 2009 and will continue to receive such royalties on the sale of oil and gas produced through April 1, 2010, the effective date of the sale of our overriding royalty interests to Ryland.

On March 26, 2010, we sold our five percent gross overriding royalty interest in certain oil and gas properties located in southeastern Saskatchewan to Ryland Oil Corporation (“Ryland”) in exchange for $2.9 million in cash, 2,145,883 shares of Ryland’s common stock and Ryland’s 100% working interest in approximately 4,480 acres located in close southeastern Saskatchewan (the “Hardy Prospect”).  The $2.9 million cash payment is due to us by June 1, 2010.  Upon closing, 60% of the overriding royalty interest sold was placed into escrow pending the receipt of the remaining $2.9 million cash payment.  In the event the $2.9 million payment is not received by June 1, 2010, the escrowed overriding royalty interest will revert to us.  The 2,145,883 shares of Ryland stock are restricted from trading until August 30, 2010.

In a separate transaction, we sold approximately 700 acres of our North Dakota property to Rover Resources, Inc. (“Rover”), a wholly-owned subsidiary of Ryland, for $1 million in cash.

The transactions with Ryland and Rover closed on April 29, 2010, at which time we received the $1 million cash payment, the assignment of the Hardy Prospect leases and the 2,145,883 shares of Ryland stock.  The Ryland stock was valued at approximately $880,000 ($CDN) as of the closing date.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements at March31, 2010.

ITEM 4T. CONTROLS AND PROCEDURES.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.22	Employment Agreement by and between Eternal Energy Corp. and Kirk A. Stingley dated June 2, 2008 (Incorporated by reference to Exhibit 10.22 of our Quarterly Report on Form 10-Q filed May 15, 2009).

10.23	Amended and Restated Employment Agreement by and between Eternal Energy Corp. and Bradley M. Colby dated November 1, 2009 (Incorporated by reference to Exhibit 10.23 of our ).

10.24
First Amendment to the Amended and Restated Employment Agreement by and between Eternal Energy Corp. and Craig H. Phelps dated August 1, 2009 (Incorporated by reference to Exhibit 10.24 of our Quarterly Report on Form 10-Q filed November 23, 2009).

10.25
First Amendment to the Employment Agreement by and between Eternal Energy Corp. and Kirk. A. Stingley dated October 30, 2009 (Incorporated by reference to Exhibit 10.25 of our Form Quarterly Report on Form 10-Q filed November 23, 2009).

10.26
Form Of Letter Agreement dated November 25, 2009, between the Registrant and Ryland Oil Corporation in respect of a potential acquisition of the registrant (Incorporated by reference to Exhibit 10.26 of our Current Report on Form 8-K filed March 10, 2010).

10.27	Lease Agreement dated January 2, 1009 by and between Eternal energy Corp. and Oakley Ventures, LLC (Incorporated by Reference to Exhibit 10.27 of our Annual Report on Form 10-K filed March 23, 2010).

10.28
Purchase and Sale Agreement by and between Eternal Energy Corp. and Ryland Oil Corporation dated March 26, 2010 (Incorporated by reference to Exhibit 10.28 of our Current Report on Form 8-K filed March 29, 2010).

10.29
Purchase of Royalty Agreement by and between Eternal Energy Corp. and Ryland Oil Corporation dated March 26, 2010 (Incorporated by reference to Exhibit 10.29 of our Current Report on Form 8-K filed March 29, 2010).

10.29a
Amending Agreement to the Ryland/Eternal Royalty Purchase Agreement by and between Eternal Energy Corp. and Ryland Oil Corporation dated April 20, 2010 (Incorporated by reference to Exhibit 10.29a of our Current Report on Form 8-K filed March 29, 2010).

10.30*
Termination Agreement (of the US Pebble Acquisition Agreement) by and between Eternal Energy Corp., Fairway Exploration LLC, Prospector Oil, Inc., Pebble Petroleum Inc. and Rover Resources Inc. dated April 29, 2010.

10.31*	Termination Agreement (of the Canadian Pebble Acquisition Agreement) by and between Eternal Energy Corp., Fairway Exploration LLC, Prospector Oil, Inc. and Pebble Petroleum Inc. dated April 29, 2010.

10.32*	Termination Agreement (of the US Prospect Acquisition Agreement) by and between Eternal Energy Corp., Fairway Exploration LLC, Prospector Oil, Inc., Pebble Petroleum Inc., Rover Resources Inc., Steven Swanson, Richard L. Findley, Thomas G. Lantz and Ryland Oil Corporation dated May 11, 2010.

10.33*	Termination Agreement (of the Canadian Prospect Acquisition Agreement) by and between Eternal Energy Corp., Fairway Exploration LLC, Prospector Oil, Inc., Pebble Petroleum Inc., Steven Swanson, Richard L. Findley, Thomas G. Lantz and Ryland Oil Corporation dated May 11, 2010.

10.34*	Termination of Management Services Agreement by and between Eternal Energy Corp., Ryland Oil Corporation and Brad Colby dated December 1, 2009.

10.35*	Amendment to the Consulting Agreement by and between Eternal Energy Corp., Rover Resources Inc. and Brad Colby dated April 1, 2010.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

*	Filed herewith.

**	Portions omitted pursuant to a request for confidential treatment.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETERNAL ENERGY CORP.
(Registrant)

May 14, 2010	/s/ Bradley M. Colby
Bradley M. Colby
President and Chief Executive Officer