Form 10-Q
period 2010-06-30
Eternal Energy Corp.
filed 2010-08-16
CIK 1282613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

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
41,520,000 shares of common stock issued and outstanding at August 13, 2010.

ETERNAL ENERGY CORP.
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2010

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Eternal Energy Corp.

Condensed Financial Statements (Unaudited)

As of June 30, 2010 and December 31, 2009 and
For Each of the Three-Month and Six-Month Periods ended June 30, 2010 and 2009

Eternal Energy Corp.

Index to the Condensed Financial Statements (Unaudited)

As of June 30, 2010 and December 31, 2009 and
For Each of the Three-Month and Six-Month Periods ended June 30, 2010 and 2009

Eternal Energy Corp.

Condensed Balance Sheets

As of June 30, 2010 and December 31, 2009

	June 30,
	2010	December 31
	(Unaudited)	2009
Current assets:
Cash	$4,068,692	$1,508,754
Receivables	81,061	120,927
Prepaid expenses	6,015	46,384
Spud fees receivable	-	20,000

Total current assets	4,155,768	1,696,065

Equipment and leasehold improvements, net of accumulated depreciation and amortization of $123,788 and $100,208, respectively	27,767	49,809
Oil and gas properties – subject to amortization	126,029	-
Oil and gas properties – not subject to amortization	257,574	412,797
Assets held for sale	57,000	57,000
Marketable securities	904,324	-
Deposits	5,345	5,345
Deferred tax asset	-	-
Total assets	$5,533,807	$2,221,016

Current liabilities:

Accounts payable and accrued liabilities	$113,438	$138,664
Accrued oil and gas interests	-	25,155
Short-term asset retirement obligation	-	65,258

Total current liabilities	113,438	229,077

Long-term asset retirement obligation, net of discount of $0, and $36,720, respectively	-	177,697
Deferred tax liability	-	-

Total liabilities	113,438	406,774

Commitments and contingencies (Note 6)

Stockholders' equity:
Common stock, $.001 par value, 875,000,000 shares authorized, 42,669,000 and 44,550,000 shares issued and outstanding	42,669	44,550
Additional paid-in capital	9,414,654	9,524,308
Accumulated deficit	(4,041,572)	(7,754,616)
Unrealized gains on equity investments	4,618	-

Total stockholders' equity	5,420,369	1,814,242

Total liabilities and stockholders' equity	$5,533,807	$2,221,016

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Condensed Statements of Operations (Unaudited)

For Each of the Three-Month and Six-Month Periods Ending March 31, 2010 and 2009

	For the Three-Month Period Ended		For the Six-Month Period Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Oil and gas revenues	$2,999	$4,533	$74,485	$4,533
Gain on sale of oil and gas properties – subject to amortization, net of costs	509,934	-	509,934	-
Gain on sale of oil and gas properties – not subject to amortization, net of costs	4,735,253	-	4,735,253	-

Total revenue	5,248,186	4,533	5,319,672	4,533

Operating expenses:
Oil and gas operating expenses	-	3,326	-	33,334
General and administrative	218,150	167,511	452,402	389,046
Stock based compensation	-	89,025	-	199,275
Professional fees	84,021	86,586	238,426	223,339
Depreciation, amortization and depletion expense	11,801	10,819	28,060	20,052

Total operating costs	313,972	357,267	718,888	865,046

Total operating income (loss)	4,934,214	(352,734)	4,600,784	(860,513)

Interest income	2,677	16,722	4,372	27,014

Income (loss) before taxes	4,936,891	(336,012)	4,605,156	(833,499)

Provision for income taxes	(892,112)	-	(892,112)	-

Net income (loss)	$4,044,779	$(336,012)	$3,713,044	$(833,499)

Net income (loss) per common share -
Basic	$0.09	$(0.01)	$0.08	$(0.02)
Diluted	$0.09	$(0.01)	$0.08	$(0.02)
Weighted average number of shares outstanding -
Basic	43,532,612	44,550,000	44,043,152	44,550,000
Diluted	44,424,504	44,550,000	46,168,152	44,550,000

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Condensed Statements of Cash Flows (Unaudited)

For Each of the Six-Month Periods Ending June 30, 2010 and 2009

	2010	2009

Cash flows provided by (used for) operating activities:
Net income (loss)	$3,713,044	$(833,499)
Adjustments to reconcile net loss to net cash used by operating activities:
Non cash transactions:
Stock-based compensation	-	199,275
Depreciation, depletion and amortization	28,060	20,054
Gain on sale of oil and gas properties	(5,245,187)
Changes in operating assets and liabilities:
Decrease in prepaid expense	40,369	3,212
Decrease in spud fees receivable	20,000	730,000
(Increase) decrease in other receivables	77,366	(20,833)
Increase in deposits	-	(16,000)
Increase in accounts payable and accrued liabilities	(25,226)	87,061
Net cash provided by (used for) operating activities	(1,391,574)	169,270

Cash flows provided by (used for) investing activities:
Additions to equipment and leasehold improvements	(1,538)	(40,502)
Additions to oil and gas properties	(35,682)	(558,778)
Proceeds from sale of oil and gas properties	4,125,000	-
Purchase of equity investments	(24,733)	-
Net cash provided by (used for) investing activities	4,063,047	(599,280)

Cash flows used for financing activities:
Repurchase and retirement of shares	(111,535)	-
Net cash used for financing activities	(111,535)	-

Net increase (decrease) in cash	2,559,938	(430,010)
Cash - beginning of period	1,508,754	727,701
Cash - end of period	$4,068,692	$297,691

Eternal Energy Corp.

Condensed Statements of Cash Flows (Unaudited)

For Each of the Six-Month Periods Ending June 30, 2010 and 2009

Supplemental Disclosure of Cash Flow Information

	2010	2009
Cash paid for:
Interest	$-	$-
Income taxes	$892,112	$-

Eternal Energy Corp.

Notes to the Financial Statements (Unaudited)

1.       Description of Business

Eternal Energy Corp. (the “Company”) was incorporated in the state of Nevada in March 2003. The Company engages in the acquisition, exploration, development and producing of oil and gas properties. At June 30, 2010, the Company has entered into participation agreements related to oil and gas exploration projects in the Pebble Beach and Spyglass Prospects, located in Divide County, North Dakota, and Sheridan County, Montana and the Hardy Property, located in southeastern Saskatchewan, Canada.  In addition, the Company owns certain overriding royalty interests in oil and gas leases located in San Juan County, Utah and San Miguel County, Colorado.

2.       Summary of Significant Accounting Policies

Basis of Presentation

These condensed financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The condensed financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the condensed results for the interim periods. Operating results for the three-month and six-month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Revenue Recognition

The Company records the sale of its interests in prospects as a reduction to the cost pool when the terms of the transaction are final and the sales price is determinable. Spud fee revenue is recognized when drilling commences.  Working interest, royalty and net profit interests are recognized as revenue when oil and gas is sold.

Concentration of Credit Risk

At June 30, 2010, the Company had $3,561,161 on deposit that exceeded United States (FDIC) federally insurance limit of $250,000 per bank. The Company believes this credit risk is mitigated by the financial strength of the financial institutions with which the Company has placed its funds on deposit.

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

At June 30, 2010, the Company has determined that all receivable balances are fully collectible and, accordingly, no allowance for doubtful accounts has been recorded.

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

Oil and Gas Properties

The Company follows the full-cost method of accounting for its investments in oil and gas properties. Under the full-cost method, all costs associated with the exploration of properties are capitalized into appropriate cost centers within the full-cost pool.  Internal costs that are capitalized are limited to those costs that can be directly identified with acquisition, exploration, and development activities undertaken and do not include any costs related to production, general corporate overhead, or similar activities.  Cost centers are established on a country-by-country basis.

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

Changes in the noncurrent portion of the asset retirement obligation due to the passage of time are measured by applying an interest method of allocation. The amount of change is recognized as an increase in the liability and an accretion expense in the statement of operations. Changes in either the current or noncurrent portion of the Company’s asset retirement obligation resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease to the carrying amount of the liability and the related long-lived asset.   Changes in the current and noncurrent portion of the asset retirement obligation due to the disposal of related long-lived assets are included in the calculation of the gain or loss on the sale of the assets.

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

The adoption of this statement did not have a material impact on our results of operations and financial condition. The carrying values of our cash, cash equivalents and marketable securities, carried at fair value as of June 30, 2010, are classified in the table below in one of the three categories described above:

Eternal Energy Corp.

Notes to the Financial Statements (Unaudited)

Fair Value Measurements at June 30, 2010:

	Level 1	Level 2	Level 3	Total
Cash & equivalents	$4,068,692	-	-	$4,068,692
Marketable securities	904,324	-	-	904,324
	$4,973,016	-	-	$4,973,016

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

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed in the same way as basic earnings (loss) per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per common share for the three-month and six-month periods ended June 30, 2009 is computed in the same way as basic loss per common share, as the inclusion of additional common shares that would be outstanding if all potential common shares had been issued would be anti-dilutive.  See Note 7 for the calculation of basic and diluted weighted average common shares outstanding for the three-month and six-month periods ended June 30, 2010 and 2009.

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

Eternal Energy Corp.

Notes to the Financial Statements (Unaudited)

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent obligations in the financial statements and accompanying notes. The Company’s most significant assumptions are the estimates used in the determination of the deferred income tax asset valuation allowance and the allocation of proceeds received from the disposition of certain oil and gas prospects to the remaining prospects included in the Company’s full-cost pool.  The estimation process requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain. Actual results could differ materially from these estimates.

New Accounting Pronouncements

In June 2009, the FASB established the FASB Accounting Standards Codification (the “Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All guidance contained in the Codification carries an equal level of authority.  The Codification also includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification.  The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented.  Except for the disclosure requirements, the adoption of this statement did not have an impact on the determination or reporting of the Company’s financial statements.  The Company is providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

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

3.       Equipment and Leasehold Improvements

The following is a summary of equipment and improvements, at cost, as of June 30, 2010:

Office equipment	$104,046
Leasehold improvements	47,509
Total equipment and improvements	151,555
Less: accumulated depreciation	(123,788)
Equipment and improvements, net	$27,767

Depreciation expense for the three-month periods ended June 30, 2010 and 2009 was $11,801 and $10,819, respectively.  Depreciation expense for the six-month periods ended June 30, 2010 and 2009 was $28,060 and $20,054, respectively.

The Company purchased $19,000 of down-hole tools during 2009 and $38,000 of down-hole tools during 2008.  Because the Company no longer possesses exclusive rights to utilize the down-hole gas and water separation technology, the Company has no plans to utilize the tools in the near future.  The Company’s management does not believe that the value of the tools has been impaired and is marketing the tools to other exploration and development companies.  Accordingly, the down-hole tools have been classified as Assets Held for Sale on the Company’s balance sheets as of June 30, 2010 and December 31, 2009.

Eternal Energy Corp.

Notes to the Financial Statements (Unaudited)

4.       Oil and Gas Properties

As of June 30, 2010 and December 31, 2009, the Company’s cost centers are as follows:

	June 30, 2010		December 31, 2009
	Amortizable	Non-Amortizable	Amortizable	Non-Amortizable
United States	$-	$257,574	$-	$411,751
Canada	126,029	-	-	1,046
Total	$126,029	$257,574	$-	$412,797

Producing Properties

Through various transactions that occurred during 2007, the Company acquired a 75% working interest in the South West Extension of the West Ranch Field (the “South West Extension”), located in Jackson County, Texas.  In August 2009, certain leases included in the West Ranch Field expired and, as a result, the reserves associated with these leases contained in the Glasscock Reservoir are no longer available to the Company.  These leases were pivotal to the implementation of a waterflood program designed to stimulate production throughout the South West Extension.  Because there was no reasonable certainty that the Company would seek to extract the underlying reserves associated with the remaining West Ranch leases, the economic value of these reserves could not be used to evaluate the recoverability of the Company’s investment in the West Ranch property.  Accordingly, the Company fully impaired its full-cost pool, subject to amortization in August 2009.

Because the wells were shut-in, the Company recognized no depletion expense related to the West Ranch property for the three-month and six-month periods ended June 30, 2010 and 2009.

In June 2010, the Company sold its interest in the West Ranch property for $262,500 in cash and the assumption, by the purchaser, of all plugging, abandonment and environmental reclamation liabilities.  Because the Company had fully impaired its investment in the West Ranch Field, and because the West Ranch Field represented the only property in the US cost center of the full-cost pool, subject to amortization, the Company recognized a gain on the transaction of $509,934.

Exploratory Prospects

The Company has entered into participation agreements in a number of exploratory oil and gas properties. Unproven exploratory prospects are excluded from its respective amortizable cost pool. Each prospect’s costs are transferred into the amortization base on an ongoing (well-by-well or property-by-property) basis as the prospect is evaluated and proved reserves are established or impairment is determined. Three exploratory prospects have been abandoned as of June 30, 2010. The Company has a working interest and/or overriding royalty interest in the wells on the remaining prospects, if they are successful. The Company paid certain amounts upon execution of the agreements and is obligated to share in the drilling costs of the exploratory wells. In addition, the Company has agreed to issue shares of its common stock based upon the proven reserves of the property.

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

In April 2010, the Company sold its working interest in approximately 700 net acres located within the Pebble Beach Prospect to Rover Resources for cash consideration totaling $1 million.  Pursuant to full-cost accounting guidelines, the Company allocated a portion of the gross gain from the sale ($277,355) to the remaining property in the US cost center of the full-cost pool, not subject to amortization, based on the relative fair market values of the properties at the time of the sale, and recognized a net gain on the sale of $722,645.

Eternal Energy Corp.

Notes to the Financial Statements (Unaudited)

As of June 30, 2010, the Company still owns a 10% working interest in approximately 2,800 net acres located within the Pebble Peach Prospect.  The carrying value of the Company’s interest in the Pebble Beach prospect totaled $31,355 as of June 30, 2010.  Management is currently in the process of developing its exploration strategy relative to the remaining acreage within the Pebble Beach Prospect.  No definite timetable has been established for exploratory drilling activities within the Pebble Beach Prospect, nor does the Company expect that a determination will be made on the ultimate viability of the Pebble Beach Prospect within the next twelve months.

Spyglass Prospect

In June 2010, the Company sold 50% of its working interest in the Hardy Prospect to American Eagle Energy Inc. in exchange for a 50% working interest in approximately 6,851 net acres located within Divide County, North Dakota (the “Spyglass Prospect”).  The Company reclassified 50% of the carrying value of its investment in the Hardy Prospect ($126,029) to the Spyglass Prospect at the time of the sale.  Because no proven reserves have been identified, the Spyglass Prospect has been assigned to the full-cost pool that is not subject to amortization as of June 30, 2010.  Management is currently in the process of developing its exploration strategy relative to the Spyglass Prospect.  No definite timetable has been established for exploratory drilling activities within the Spyglass Prospect, nor does the Company expect that a determination will be made on the ultimate viability of the Spyglass Prospect within the next twelve months.

Impairment Reviews

All of the Company’s oil and gas properties are evaluated for impairment on a quarterly basis.  There were no impairments evident at June 30, 2010.

Canada

In June 2008, the Company acquired a five percent working interest in an additional prospect located in Saskatchewan, Canada for $1,046.  The Company fully impaired its investment in the Canada Prospect in June 2010 citing a lack of proven reserves and no definitive exploration plans relative to the Canadian Prospect.  The impairment was netted against the aforementioned gains from the sale of oil and gas properties, not subject to amortization.

Hardy Property

In April 2010, the Company sold certain gross overriding royalty interests in property located in southeastern Saskatchewan to Ryland Oil Corporation (“Ryland”).  Proceeds from the sale of the gross overriding royalty interest included cash consideration of $2.9 million, 2,145,883 shares of Ryland’s common stock, valued at $874,973 and an assignment of Ryland’s 100% working interest in approximately 4,480 net acres located in Saskatchewan (the “Hardy Property”), which included related equipment valued at approximately $238,681.  Because the gross overriding royalty interests sold represented the only property in the Canadian cost center of the full-cost pool, not subject to amortization, the Company recognized a gain on the full value of the sales proceeds received, totaling $4,013,654.

Eternal Energy Corp.

Notes to the Financial Statements (Unaudited)

The Hardy Property contains one existing oil well that was shut-in as of June 30, 2010 due to mechanical issues.  However, the area in which the Hardy well is located is known to contain proven oil and gas reserves.  The Company intends to re-enter the Hardy well during the third quarter of 2010 in an attempt to restore the well to production.

5.       Asset Retirement Obligation

As of December 31, 2009, the Company had recorded an aggregate asset retirement obligation associated with its investment in the West Ranch Field in the amount in the amount of $242,955.  The asset retirement obligation represented estimated discounted future plugging and abandonment costs associated with each of the thirty wells located within the Southwest Extension of the West Ranch Field.  The estimated liability was based on the assumption that the wells would have to be plugged and abandoned over a three-year period.

The following table summarized the estimated plugging liability by year in which, in the absence of production, the respective wells were projected to be plugged and abandoned:

Amount
2010	$65,258
2011	93,225
2012	121,193
Gross amount of liability	279,676
Discount factor	(32,241)
Net present value of asset retirement obligation	$247,435

As discussed in Note 4, the Company sold its interest in the West Ranch Field in June 2010.  Pursuant to the terms of the sale agreement, the purchaser assumed all future plugging liabilities associated with the West Ranch wells.  Accordingly, the Company has removed its asset retirement obligation from its books and considered the extinguishment of this debt in calculating the gross gain realized on the sale.  As of June 30, 2010, the Company has not recorded any asset retirement obligations related to its newly acquired Hardy Property nor its unproven prospects.

Eternal Energy Corp.

Notes to the Financial Statements (Unaudited)

6.       Commitments and Contingencies

Drilling Obligations

The Company has an option to fund its share of future exploratory drilling costs related to its 10% working interest in the Pebble Beach Prospect should any exploratory wells be proposed by the other working interest owner.

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

Lease Obligation

In June 2007, the Company executed an agreement to lease certain office equipment from Banc of America leasing.  The lease agreement expired in June 2010.

Effective January 1, 2009, the Company entered into an agreement to lease its current office space.  The new lease has a term of 36 months and expires in December 31, 2011. Future lease payments related to the Company’s office and equipment leases are as follows:

Amount
2010	$31,268
2011	64,140
2012	-
2013	-
2014	-
Total	$95,408

Gross office rent expense for each of the three-month periods ended June 30, 2010 and 2009 was $19,418.  Gross office rent expense for each of the six-month periods ended June 30, 2010 and 2009 was $38,837.  Copier lease expense totaled $1,237 and $1,264 for the three-month periods ended June 30, 2010 and 2009.  Copier lease expense totaled $2,056 and $2,387 for the six-month periods ended June 30, 2010 and 2009

Eternal Energy Corp.

Notes to the Financial Statements (Unaudited)

7.       Earnings (Loss) Per Share

The following is a reconciliation of the number of shares used in the calculation of basic loss per share and diluted loss per share for the three-month and six-month periods ended June 30, 2010 and 2009:

	For the Three-Month		For the Six-Month
	Period Ended June 30,		Period Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$4,044,779	$(336,012)	$3,713,044	$(833,499)
Weighted-average number of common shares outstanding	43,532,612	44,550,000	44,043,152	44,550,000
Incremental shares from the assumed exercise of dilutive stock options	891,892	33,333	2.125.000	-
Diluted common shares outstanding	44.424.504	44,583,333	46.168.152	44,550,000
Basic earnings (loss) per share	$0.09	$(0.01)	$0.08	$(0.02)
Diluted earnings (loss) per share	$0.09	$(0.01)	$0.08	$(0.02)

The following securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive:
	2010	2009
Stock Options	-	5,543,800

8.       Equity Transactions

Stock Repurchases

In March 2010, the Company’s Board of Directors authorized implementation of a stock repurchase program, pursuant to which the Company may repurchase up to $500,000 of its then outstanding common shares at prevailing market prices.  During the three-month and six-month periods ended June 30, 2010, the Company repurchased and retired 1,788,000 and 1,881,000 shares, respectively, of its previously issued and outstanding common stock at an average price of $0.06 per share.  The aggregate cost associated with the repurchase of these shares was $111,504.  As of June 30, 2010, the Company has 42,669,000 shares of common stock outstanding.  As discussed in Note 10, the Company has continued to repurchase shares subsequent to June 30, 2010.

Eternal Energy Corp.

Notes to the Financial Statements (Unaudited)

Issuance and Cancellation of Restricted Stock and Cancellation of Stock Options

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

Issuance of Stock Options

In October 2009, the Company granted 6,000,000 options to purchase shares of the Company’s common stock to its directors and officers.  The stock options have a five-year life, vest immediately and have an exercise price of $0.05, which exceeded the volume weighted average closing price of the Company’s common stock for the five-day period preceding the grant.  The Company accounted for the new stock option grant as a modification of the previously outstanding stock options and immediately recognized stock-based compensation expense of $145,190 associated with the new grant and the remaining $67,071 of unamortized stock-based compensation associated with the original stock options.  There were no additional stock options granted during the six-month period ended June 30, 2010.  Accordingly, the Company did not recognize any stock-based compensation expense for the six-month period then ended.

A summary of stock option activity for the year ended December 31, 2009 and the six-month period ended June 30, 2010 is presented below:
			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contract
	Options	Price	Term

Outstanding at December 31, 2008	5,543,800	$0.46	3.1 years
Options forfeited	(5,543,000)	$0.05	-
Options granted	6,000,000	$0.05	-
Outstanding at December 31, 2009 and June 30, 2010	6,000,000	$0.05	4.3 years

Exercisable at June 30, 2010	6,000,000	$0.05	4.3 years

Eternal Energy Corp.

Notes to the Financial Statements (Unaudited)

The assumptions used in the Black-Scholes option pricing model for the stock options granted during the year ended December 31, 2009 were as follows:

Risk-free interest rate	2.37%
Expected volatility of common stock	101%
Dividend yield	$0.00
Expected life of options	5 years
Weighted average fair market value of options granted	$0.03

Shares Reserved for Future Issuance

As of June 30, 2010, the Company has reserved 6,000,000 shares for future issuance upon exercise of outstanding options.

9.       Income Taxes

For the six-month period ended June 30, 2009, the Company incurred a net operating loss and, accordingly, no provision for income taxes was recorded.  In addition, no benefit for income taxes was recorded due to the uncertainty of the realization of any tax assets.

The Company has recognized net income of $3,713,044 for the six-month period ended June 30, 2010.  However, as discussed below, the Company has sufficient net operating loss carryforwards (“NOL’s”) to offset any current year taxable income.  As a result, the Company has not recognized any US income tax expense for the current period.

As of December 31, 2009, the Company had cumulative net loss carryforwards (“NOL’s”) of approximately $6,453,000 available to offset future US taxable earnings.  The NOL’s, if not utilized, will begin to expire in 2023.

In June 2010, the Company remitted $892,112 to the Canadian Revenue Agency in June 2010 in connection with the sale of certain gross overriding royalty interests.  A foreign tax credit related to the payment of the Canadian taxes is available to reduce future US tax liabilities, once the Company’s NOL’s have expired or fully utilized.

	June 30,
	2010	December 31
	(Unaudited)	2009
Tax effect of NOL’s	$957,000	$2,194,020
Estimated foreign tax credits	892,000	-
Total deferred tax assets	1,849,000	2,194,000
Less: Valuation allowance	(1,849,000)	(2,194,000)
Net deferred tax assets	$-	$-

Eternal Energy Corp.

Notes to the Financial Statements (Unaudited)

Prior to recognizing income for the six-month period ended June 30,2010, the Company recognized net losses in each fiscal year since inception.  Based on the Company’s history of net losses, management believes that it is more likely than not that the net deferred tax assets will not be fully realizable.  Accordingly, the Company has provided for a full valuation allowance against its net deferred tax assets as of June 30, 2010.

A reconciliation between the amount of income tax (benefit) expense for the six-month periods ended June 30, 2010 and 2009, determined by applying the applicable US statutory income tax rates, is as follows:

	2010	2009
Net income (loss) before taxes	$3,713,044	$(833,499)
US statutory tax rate	34%	34%
Estimated tax expense (benefit)	1,262,435	(283,390)
Provision for deferred taxes	(1,262,435)	283,390)
Net income tax expense (benefit)	$-	$-

10.     Asset and Royalty Purchases by Ryland Oil Corporation

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

On March 26, 2010, the Company and Ryland mutually agreed to terminate the Letter Agreement and, instead, entered into two new asset purchase agreements whereby the Company agreed to sell to Ryland its interest in certain acreage located in North Dakota, as well as its gross overriding royalty interest in certain lands located in Saskatchewan.  The material terms of each agreement were as follows:

1.	Purchase and Sale Agreement – Effective April 1, 2010, the Company sold its ten percent working interest in approximately 700 net acres located in North Dakota to Rover for $1 million cash.

2.
Purchase of Royalty Agreement – Effective April 1, 2010 the Company sold to Ryland all of its gross overriding royalty interest in approximately 264,000 net acres within an area of mutual interest located in southeastern Saskatchewan for $2.9 million in cash, 2,145,883 shares of Ryland’s common stock, which were valued at approximately $874,973 and an assignment of Ryland’s 100% working interest in approximately 4,480 net acres located in Saskatchewan (the “Hardy Prospect”) and related machinery, valued at $238,681.

Eternal Energy Corp.

Notes to the Financial Statements (Unaudited)

11.     Subsequent Events

During the period from July 1 through August 13, 2010, the Company repurchased an additional 1,149,000 shares of its previously outstanding common stock on the open market pursuant to its stock repurchase program.  The aggregate consideration paid for these shares totaled approximately $87,000, resulting in an average repurchase price of $0.076 per acquired share.

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

Results of Operations for the Three-Month Period Ended June 30, 2010 vs. 2009

We began receiving royalty payments associated with our 5% gross overriding royalty interest in certain properties located in Saskatchewan, Canada in April 2009.  As a result, we recognized $4,533 of oil and gas sales revenue for the three-month period ended June 30, 2009.  Revenues from our overriding royalty positions would continue to grow throughout the remainder of 2009 as additional wells were drilled in the area.  In April 2010, we sold our gross overriding royalty interest in the Saskatchewan property to Ryland Oil Corporation (“Ryland”).  Consequently, we only recognized $2,999 of oil and gas sales revenue during the three-month period ended June 30, 2010.  We do not anticipate recognizing any further oil and gas sales revenue from the Saskatchewan property during the remainder of 2010.  We may or may not recognize additional oil and gas sales revenues during the remainder of 2010, depending on whether or not we can successfully drill producing wells in any of our other properties.

In April 2010, we sold our 5% gross overriding royalty interest in certain lands located in southeastern Saskatchewan to Ryland.  As a result of the sale, we received cash consideration of $2,900,000, shares of Ryland’s common stock valued at $874,973 as of the date of closing, and a 100% working interest in approximately 4,480 net acres, also located in southeastern Saskatchewan (the “Hardy Project”), valued at $238,681.   Because we have no other properties in the Canadian cost center of our full-cost pool, not subject to amortization, we recognized a full gain on the sale totaling $4,013,654.

Also in April 2010, we sold our 10% working interest in approximately 7,000 gross acres (700 net acres) located in Divide County, North Dakota, to Rover Resources Inc., a wholly owned subsidiary of Ryland.  Proceeds from the sale of the 700 acres totaled $1,000,000 in cash.  We allocated a portion of the proceeds to reduce our 10% working interest in the remaining approximate 28,000 gross acres (2,800 net acres) that we own in Divide County and recognized a gain on the sale of the 700 acres, totaling $277,355.

In June 2010, we sold our 75% working interest in the West Ranch property.  Cash proceeds from the sale totaled $262,500.  In addition, the purchaser agreed to assume all plugging and abandonment liabilities related to the West Ranch wells, which totaled $247,434.  Because we had fully impaired our investment in the West Ranch property, and because we have no other properties in the US cost center of our full-cost pool, subject to amortization, we recognized a full gain on the sale totaling $509,934.

As a result of these transactions, we recognized aggregate gains from the sale of certain oil and gas assets totaling $5,245,187 for the three-month period ended June 30, 2010.

Falling oil prices and increasing production costs caused us to shut-in our West Ranch wells in June 2009.  The wells remained shut-in until the West Ranch property was sold in June 2010.  As a result, we did not recognize any oil and gas operating expenses for the three-month period ended June 30, 2010, compared to $3,326 of oil and gas operating expenses that were incurred during the same period in 2009.

General and administrative expenses increased from $167,511 for the three-month period ended June 30, 2009 to $218,150 for the three-month period ended June 30, 2010, primarily as a result of additional consulting fees incurred during 2010 related to the evaluation of the Hardy Project and land services received in connection with our new Hardy Project holdings.  In addition, prior to October 2009, we provided shared CFO services to Roadrunner Oil & Gas, Inc. (“Roadrunner”), for which Roadrunner paid us amounts ranging from $3,000 to $4,000 per month.  Fees received from Roadrunner reduced our gross salaries expense by $10,000 for the three-month period ended June 30, 2009.  Because the shared CFO services arrangement terminated in October 2009, we recognized no such savings for the three-month period ended June 30, 2010.

Stock-based compensation expense for the three-month period ended June 30, 2009 totaled $89,025.  In September 2009, we cancelled all of our then-outstanding stock options in connection with the issuance of restricted shares to the option holders.  In October 2009, we rescinded the issuance of the restricted shares and granted new stock options to the previous option holders.  Pursuant to accounting rules, the granting of the new options was treated as a modification of the terms of the cancelled options.  All stock-based compensation attributable to the newly issued options was fully recognized at the time of grant.  Further, all remaining, unamortized stock-based compensation of the cancelled options was also recognized.  As a result, no stock-based compensation expense was recognized during the three-month period ended June 30, 2010, as all compensation related to our outstanding stock options had already been recognized.

Professional fees for the three-month period ended June 30, 2010 decreased by $2,565 from the same period in 2009.

Depreciation, depletion and amortization expense for the three-month period ended June 30, 2010 increased by $982 from the same period in 2009 primarily due to the normal accretion of our asset retirement obligations.  We wrote off our remaining asset retirement obligations in June 2010 in connection with the sale of the West Ranch property.

Interest income for the three-month period ended June 30, 2010 totaled $2,677, compared to $16,722 for the three-month period ended June 30, 2009.  The decrease is due to reduced interest rates available for the Company’s excess cash, as well as the fact that the Company’s North Sea deposits were invested in long-term investments during 2009, as required by law.  The Company collected the deposits in November 2009.   Since that time, the funds previously held on deposit were invested at normal money-market rates, which are lower that the rates previously received when the funds were invested in longer-term maturity instruments.

In June 2010, we remitted $892,112 in foreign taxes to the Canadian Revenue Agency in connection with our sale of the Saskatchewan gross overriding royalties.  ..  The payment of the Canadian taxes created a foreign tax credit, which would be available to reduce the Company’s US tax liability on future earnings, once the Company’s net operating loss carryforwards have expired or been fully utilized.

Results of Operations for the Six-Month Period Ended June 30, 2010 vs. 2009

Oil and gas revenues associated with our 5% gross overriding royalty interest in certain properties located in Saskatchewan totaled $74,485 for the six-month period ended June 30, 2010, compared to $4,533 for the first six months of 2009.  In April 2010, we sold our gross overriding royalty interest in the Saskatchewan property to Ryland.  We do not anticipate recognizing any further oil and gas sales revenue from the Saskatchewan property during the remainder of 2010.  We may or may not recognize additional oil and gas sales revenues during the remainder of 2010, depending on whether or not we can successfully drill producing wells in any of our other properties.

As noted above, we sold our 5% gross overriding royalty interest in certain lands located in southeastern Saskatchewan, as well as our working interests in 700 net acres in North Dakota and our West Ranch property during the six-month period ended June 30, 2010.  Aggregate gains recognized on the sales totaled $5,245,187.  We did not sell any properties during 2009.

Falling oil prices and increasing production costs caused us to shut-in our West Ranch wells in June 2009.  The wells remained shut-in until the West Ranch property was sold in June 2010.  As a result, we did not recognized any oil and gas operating expenses for the six-month period ended June 30, 2010, compared to $33,334 of oil and gas operating expenses that were incurred during the same period in 2009.

General and administrative expenses increased from $389,046 for the six-month period ended June 30, 2009 to $452,402 for the six-month period ended June 30, 2010, primarily as a result of the following:

•
Amounts received from Roadrunner for shared CFO services and office space rental effectively reduced our 2009 general and administrative expenses by $37,400.  We did not provide such services or sublease any office space to Roadrunner in 2010.

•	Filing fees for the period increased by $10,175 as a result of filing responses to questions received from the SEC as well as multiple Form 8-K’s related to the sales transactions with Ryland.

•	Consulting fees for the period increased by $17,947 from 2009 to 2010, primarily as a result of additional landman and operational services being contracted.

Stock-based compensation expense for the six-month period ended June 30, 2009 totaled $199,275.  We did not recognize any stock-based compensation expense during the six-month period ended June 30, 2010 as all compensation related to our outstanding stock options has already been recognized.

Professional fees for the six-month period ended June 30, 2010 increased by $15,087 from the same period in 2009.  The increase is primarily due to incurring $49,850 in 2010 to obtain a fairness opinion related to the potential merger with Ryland.  This amount was partially offset by a reduction of legal fees due to the favorable settlement of our then-litigation with Zavanna Corp. in July 2010.

Depreciation, depletion and amortization expense for the six-month period ended June 30, 2010 increased by $8,008 from the same period in 2009 primarily due to the normal accretion of our asset retirement obligations.  We wrote off our remaining asset retirement obligations in June 2010 in connection with the sale of the West Ranch property.

Interest income for the six-month period ended June 30, 2010 totaled $4,372, compared to $27,014 for the six-month period ended June 30, 2009.  As discussed above, the interest rates available to the Company for its short-term investments had declined significantly since the middle of 2009.

In June 2010, we remitted $892,112 in foreign taxes to the Canadian Revenue Agency in connection with our sale of the Saskatchewan gross overriding royalties.  The payment of the Canadian taxes created a foreign tax credit, which would be available to reduce the Company’s US tax liability on future earnings, once the Company’s net operating loss carryforwards have expired or been fully utilized.

Liquidity and Capital Resources

As of June 30, 2010, our assets totaled $5,533,807, which included cash balances of $4,068,692 and investments in marketable securities valued at $904,324.  As of June 30, 2010, we have working capital totaling $4,042,330 available to us to fund operations and potential drilling activities.

We also own working interests in prospective oil and gas leases located in North Dakota and southeastern Saskatchewan which could be liquidated, in part or in total, if necessary, to fund future operations.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements at June 30, 2010.

ITEM 4T. CONTROLS AND PROCEDURES.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.2*	Purchase and Sale Agreement by and between Eternal Energy Corp., PNP Petroleum I, LP., Cibolo Energy Operating, Inc. and Century Assets Corporation, dated June 25, 2010.

10.3*	Letter Agreement between Eternal Energy Corp. and American Eagle Energy Inc. dated June 18, 2010.

10.4	Reserved for future use.

10.5	Reserved for future use.

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

10.30
Termination Agreement (of the US Pebble Acquisition Agreement) by and between Eternal Energy Corp., Fairway Exploration LLC, Prospector Oil, Inc., Pebble Petroleum Inc. and Rover Resources Inc. dated April 29, 2010.

10.31	Termination Agreement (of the Canadian Pebble Acquisition Agreement) by and between Eternal Energy Corp., Fairway Exploration LLC, Prospector Oil, Inc. and Pebble Petroleum Inc. dated April 29, 2010.

10.32
Termination Agreement (of the US Prospect Acquisition Agreement) by and between Eternal Energy Corp., Fairway Exploration LLC, Prospector Oil, Inc., Pebble Petroleum Inc., Rover Resources Inc., Steven Swanson, Richard L. Findley, Thomas G. Lantz and Ryland Oil Corporation dated May 11, 2010.

10.33
Termination Agreement (of the Canadian Prospect Acquisition Agreement) by and between Eternal Energy Corp., Fairway Exploration LLC, Prospector Oil, Inc., Pebble Petroleum Inc., Steven Swanson, Richard L. Findley, Thomas G. Lantz and Ryland Oil Corporation dated May 11, 2010.

10.34	Termination of Management Services Agreement by and between Eternal Energy Corp., Ryland Oil Corporation and Brad Colby dated December 1, 2009.

10.35	Amendment to the Consulting Agreement by and between Eternal Energy Corp., Rover Resources Inc. and Brad Colby dated April 1, 2010.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

*	Filed herewith.
**	Portions omitted pursuant to a request for confidential treatment.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETERNAL ENERGY CORP.

(Registrant)

August 13, 2010	/s/ Bradley M. Colby
Bradley M. Colby
President and Chief Executive Officer