Form 10-Q
period 2010-09-30
Eternal Energy Corp.
filed 2010-11-22
CIK 1282613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
41,005,822 shares of common stock issued and outstanding at November 22, 2010.

ETERNAL ENERGY CORP.
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
Eternal Energy Corp.

Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2010 and December 31, 2009 and
For Each of the Three-Month and Nine-Month Periods Ended September 30, 2010 and 2009

Eternal Energy Corp.

Index to the Condensed Consolidated Financial Statements
(Unaudited)

Eternal Energy Corp.

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash	$3,138,337	$1,508,754
Receivables	450,265	120,927
Prepaid expenses	30,028	46,384
Spud fees receivable	-	20,000

Total current assets	3,618,630	1,696,065

Equipment and leasehold improvements, net of accumulated depreciation and amortization of $136,054 and $100,208	31,293	49,809
Oil and gas properties — subject to amortization	369,407	-
Oil and gas properties — not subject to amortization	425,424	412,797
Assets held for sale	-	57,000
Marketable securities	925,503	-
Marketable securities - related party	149,964	-
Deposits	5,345	5,345

Total assets	$5,525,566	$2,221,016
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$399,182	$138,664
Accrued oil and gas interest	-	25,155
Asset retirement obligation - current portion	-	65,258

Total current liabilities	399,182	229,077

Asset retirement obligation - long term, net of discount of $36,720 as of December 31, 2009	-	177,697

Total liabilities	399,182	406,774

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock, $.001 par value, 875,000,000 shares authorized, 44,550,000 issued as of September 30, 2010 and December 31, 2009, and 40,711,000 and 44,550,000 shares outstanding as of September 30, 2010 and December 31, 2009	40,711	44,550
Additional paid-in capital	9,262,567	9,524,308
Accumulated deficit	(4,352,655)	(7,754,616)
Other comprehensive income - unrealized gains on marketable securities	175,761	-

Total stockholders' equity	5,126,384	1,814,242

Total liabilities and stockholders' equity	$5,525,566	$2,221,016

The accompanying notes are an integral part of the consolidated financial statements.

Eternal Energy Corp.

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three-Month Period		For the Nine-Month Period
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Oil and gas revenues	$10,842	$7,524	$85,327	$12,057
Gain on sale of oil and gas properties — subject to amortization, net of costs	-	-	509,934	-
Gain on sale of oil and gas properties — not subject to amortization, net of costs	-	-	4,735,253	-
Litigation settlement income	-	255,000	-	255,000

Total revenue	10,842	262,524	5,330,514	267,057

Operating expenses:
Oil and gas operating expenses	65,806	8,382	65,806	41,716
Impairment of oil and gas properties	-	3,393,998	-	3,393,998
General and administrative	102,140	128,477	554,542	517,522
Stock based compensation	-	73,642	-	272,917
Professional fees	88,150	96,242	326,576	319,581
Depreciation, amortization and depletion expense	12,266	10,517	35,846	30,571

Total operating costs	268,362	3,711,258	982,770	4,576,305

Total operating income (loss)	(257,520)	(3,448,734)	4,347,744	(4,309,248)

Interest income	3,436	(10,322)	7,808	16,692

Accretion of discount on asset retirement obligation	-	-	(4,480)	-

Impairment of assets held for sale	(57,000)	-	(57,000)	-

Income (loss before taxes	(311,084)	(3,459,056)	4,294,072	(4,292,556)

Provision for income taxes	-	-	(892,112)	-

Net income (loss)	$(311,084)	$(3,459,056)	$3,401,960	$(4,292,556)

Net income (loss) per common share:
Basic	$(0.01)	$(0.08)	$0.08	$(0.10)
Diluted	$(0.01)	$(0.08)	$0.08	$(0.10)
Weighted average number of shares outstanding -
Basic	41,576,076	44,550,000	43,217,803	44,550,000
Diluted	41,576,076	44,550,000	45,147,623	44,550,000

The accompanying notes are an integral part of the consolidated financial statements.

Eternal Energy Corp.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine-Month Period
	Ended September 30,
	2010	2009
Cash flows provided by (used in) operating activities:
Net income (loss)	$3,401,960	$(4,292,556)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	-	272,917
Depreciation, depletion and amortization	35,846	30,571
Accretion of discount on asset retirement obligation	4,480	-
Impairment of oil and gas properties	-	3,391,965
Gain on sale of oil and gas properties	(5,245,187)	-
Impairment of assets held for sale	57,000	-
Changes in operating assets and liabilities:
Decrease in prepaid expense	16,356	2,974
Increase in other receivables	(291,838)	(20,833)
Decrease in spud fees receivable	20,000	730,000
Increase in deposits	-	(5,079)
Increase in accounts payable and accrued liabilities	260,518	31,573
Net cash used in operating activities	(1,740,865)	141,532
Cash flows used in investing activities:
Proceeds from sale of oil and gas properties	4,125,000	-
Additions to oil and gas properties	(446,909)	(575,791)
Additions to equipment and leasehold improvements	(17,330)	(40,503)
Purchase of marketable securities - related party	(24,733)	-
Net cash used in investing activities	3,636,028	(616,294)
Cash flows provided by financing activities:
Repurchase and retirement of shares	(265,580)	-
Net cash provided by financing activities	(265,580)	-
Net increase in cash	1,629,583	(474,762)
Cash - beginning of period	1,508,754	727,701
Cash - end of period	$3,138,337	$252,939

The accompanying notes are an integral part of the consolidated financial statements.

Eternal Energy Corp.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine-Month Period
	Ended September 30,
	2010	2009
Supplemental Disclosure of Cash Flow Information

Cash paid during the nine-month period for:
Interest	$-	$-
Income taxes	$892,112	$-

Non-Cash Investing and Financing Activities

Marketable securities acquired in sale of oil & gas properties	$874,973	$-

Unrealized gain on marketable securities	$175,761	$-

The accompanying notes are an integral part of the consolidated financial statements.

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1.	Description of Business

Eternal Energy Corp. (the “Company”) was incorporated in the state of Nevada in March 2003. The Company engages in the acquisition, exploration, development and producing of oil and gas properties. At September 30, 2010, the Company has entered into participation agreements related to oil and gas exploration projects in the Pebble Beach and Spyglass Prospects, located in Divide County, North Dakota, and Sheridan County, Montana and the Hardy Property, located in southeastern Saskatchewan, Canada.  In addition, the Company owns certain overriding royalty interests in oil and gas leases located in San Juan County, Utah and San Miguel County, Colorado.

2.	Summary of Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the results for the interim periods. Operating results for the three-month and nine-month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned Canadian subsidiary, EERG ULC, after elimination of all material intercompany accounts, transactions, and profits.  EERG ULC is used to operate the Hardy property.

Revenue Recognition

The Company records the sale of its interests in prospects as a reduction to the cost pool when the terms of the transaction are final and the sales price is determinable. Spud fee revenue is recognized when drilling commences.  Working interest, royalty and net profit interests are recognized as revenue when oil and gas is sold.

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Concentration of Credit Risk

At September 30, 2010, the Company had $2,854,657 on deposit that exceeded the United States (FDIC) federally insurance limit of $250,000 per bank.  $133,786 of these funds are insured by the SIPC.  Funds held in Canadian accounts did not exceed the Canada (CDIC) insured limit of $100,000 CAD per bank.  The Company believes this credit risk is mitigated by the financial strength of the financial institutions with which the Company has placed its funds on deposit.

Foreign Currency Adjustments

The Company’s functional currency for all operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Income statement accounts are translated at average rates for the year. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in current results of operations. Gains and losses resulting from foreign currency transactions are also included in current results of operations.

Components of Other Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles, are excluded from net income. For the Company, such items consisted solely of unrealized gains and losses on marketable equity investments. The changes in other comprehensive income for the three- and nine-month periods ended September 30, 2010 are $171,142 and $175,761, respectively. There were no other components of other comprehensive income in 2009.

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

At September 30, 2010, the Company has determined that all receivable balances are fully collectible and, accordingly, no allowance for doubtful accounts has been recorded.

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Equipment and Leasehold Improvements

Equipment and leasehold improvements are recorded at cost. Expenditures for major additions and improvements are capitalized and depreciated (or amortized) over the estimated useful lives of the related assets using the straight line method for financial reporting purposes. The Company uses other depreciation or amortization methods (generally accelerated) for tax purposes, where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

Equipment	3 years
Leasehold improvements	lesser of useful life or lease term

When equipment and improvements are retired or otherwise disposed of, the cost and the related accumulated depreciation or amortization are removed from the Company's accounts and any resulting gain or loss is included in the results of operations for the respective period.  Expenditures for minor replacements, maintenance and repairs are expensed as incurred.

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

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Stock Repurchase Program

The Company has implemented a stock repurchase program and utilizes the cost method to account for shares reacquired under the program.  Under the cost method, common stock is reduced by the par value of the shares repurchased.  The difference between the total consideration given to reacquire the shares, including any broker commissions or other transaction costs, is recorded as a reduction of additional paid in capital.  The Company immediately retires all repurchased shares. As of November 1, 2010 the Company ceased open market purchases of common stock.

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

The adoption of this statement did not have a material impact on our results of operations and financial condition. The carrying values of our cash, cash equivalents and marketable securities, carried at fair value as of September 30, 2010, are classified in the table below in one of the three categories described above:

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Fair Value Measurements at September 30, 2010:

	Level 1	Level 2	Level 3	Total
Cash & equivalents	$3,138,337	-	-	$3,138,337
Marketable securities	1,075,467	-	-	1,075,467
	$4,213,804	-	-	$4,213,804

Accounting for Share-Based Compensation

The Company measures compensation cost for all stock based awards at fair value on the date of grant and recognizes compensation expense in its statements of operations over the service period that the awards are expected to vest. The Company has elected to recognize compensation cost for all options with graded vesting on a straight line basis over the vesting period of the entire option.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed in the same way as basic earnings (loss) per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per common share for the three-month and nine-month periods ended September 30, 2009 is computed in the same way as basic loss per common share, as the inclusion of additional common shares that would be outstanding if all potential common shares had been issued would be anti-dilutive.  See Note 8 for the calculation of basic and diluted weighted average common shares outstanding for the three-month and nine-month periods ended September 30, 2010 and 2009.

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

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements
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

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

ASC 805 requires an acquiring company to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity at the acquisition date, measured at their fair values as of that date, with limited exceptions.  ASC 805 also requires the acquiring company in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquired company, at the full amounts of their fair values.  ASC 805 makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement.  ASC 805 is effective for the Company’s financial statements beginning January 1, 2009.  The adoption of ASC 805 has not had a material impact on the Company’s financial statements.

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

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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

In April 2010, the FASB issued Accounting Standards Update 2010-14, Amendments to Paragraph 932-10-S99-1 (FASB 2010-14), which amended AASC 805 requires an acquiring company to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity at the acquisition date, measured at their fair values as of that date, with limited exceptions.  ASC 805 also requires the acquiring company in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquired company, at the full amounts of their fair values.  ASC 805 makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement.  ASC 805 is effective for the Company’s financial statements beginning January 1, 2009.  The adoption of ASC 805 has not had a material impact on the Company’s financial statements.

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements
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

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements
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

In April 2010, the FASB issued Accounting Standards Update 2010-14, Amendments to Paragraph 932-10-S99-1 (FASB 2010-14), which amended ASC 932.  FASB 2010-14 revises the definitions of certain definitions contained in SEC Regulation S-X.  FASB 2010-14 is effective for annual reporting periods beginning after December 15, 2009.  The adoption of FASB 2010-14 is not expected to have a material effect on the Company’s financial statements.SC 932.  FASB 2010-14 revises the definitions of certain definitions contained in SEC Regulation S-X.  FASB 2010-14 is effective for annual reporting periods beginning after December 15, 2009.  The adoption of FASB 2010-14 is not expected to have a material effect on the Company’s financial statements.

3.	Marketable Securities

The Company determines the appropriate classification of its investments in equity securities at the time of purchase and reevaluates such determinations at each balance-sheet date. Marketable equity securities not classified as held-to-maturity or as trading are classified as available-for-sale, and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in shareholders’ equity.

The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market. Warrants to purchase common stock are calculated using the Black Scholes Option Pricing Model.

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Available-for-sale marketable securities at September 30, 2010 consist of the following:

		Gains in	Losses in
		Accumulated	Accumulated
	Estimated	Other	Other
	Fair	Comprehensive	Comprehensive
	Value	Income	Income
Noncurrent assets:
Common stock	$925,503	$50,530	$-
Common stock and warrants - related party	149,964	125,231	-
Total available-for-sale marketable securities	$1,075,467	$175,761	$-

There were no sales of marketable securities for the three-month or nine-month periods ended September 30, 2010.

4.	Equipment and Leasehold Improvements

The following is a summary of equipment and improvements, at cost, as of September 30, 2010:

Office equipment	$119,838
Leasehold improvements	47,509
Total equipment and improvements	167,347
Less: accumulated depreciation and amortization	(136,054)
Equipment and improvements, net	$31,293

Depreciation and amortization expense for the three and nine-month periods ended September 30, 2010 and 2009 was $7,786, $35,846, $10,516 and $30,570, respectively.

The Company purchased $19,000 of down-hole tools during 2009 and $38,000 of down-hole tools during 2008.  Because the Company no longer possesses exclusive rights to utilize the down-hole gas and water separation technology, the Company has no plans to utilize the tools in the near future.  During the three-month period ended September 30, 2010, the Company’s management ceased actively marketing the tools to other exploration and development companies.  Accordingly, the down-hole tools which were classified as assets held for sale have been fully impaired as of September 30, 2010 and a non-operational impairment loss was recorded during the three-month period ending September 30, 2010.

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

5.	Oil and Gas Properties

As of September 30, 2010 and December 31, 2009, the Company’s cost centers are as follows:

	September 30, 2010		December 31, 2009
	Amortizable	Non-Amortizable	Amortizable	Non-Amortizable
United States	$-	$425,424	$-	$411,751
Canada	369,407	-	-	1,046
Total	$369,407	$425,424	$-	$412,797

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

Because the wells were shut-in, the Company recognized no depletion expense related to the West Ranch property for the three-month and nine-month periods ended September 30, 2010 and 2009.

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

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Exploratory Prospects

The Company has entered into participation agreements in a number of exploratory oil and gas properties. Unproven exploratory prospects are excluded from its respective amortizable cost pool.  Each prospect’s costs are transferred into the amortization base on an ongoing (well-by-well or property-by-property) basis as the prospect is evaluated and proved reserves are established or impairment is determined. Three exploratory prospects have been abandoned as of September 30, 2010. The Company has a working interest and/or overriding royalty interest in the wells on the remaining prospects, if they are successful. The Company paid certain amounts upon execution of the agreements and is obligated to share in the drilling costs of the exploratory wells. In addition, the Company has agreed to issue shares of its common stock based upon the proven reserves of the property.

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

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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

As of September 30, 2010, the Company still owns a 10% working interest in approximately 2,700 net acres located within the Pebble Peach Prospect.  Management is currently in the process of developing its exploration strategy relative to the remaining acreage within the Pebble Beach Prospect.  Exploratory drilling on the Pebble Beach Prospect commenced during the fourth quarter of 2010.  The Company has elected to participate in the drilling of one well and has the option to participate in four other wells.  The Company's interest in these wells would range from 0.0625% to 1.25%

Spyglass Prospect

In June 2010, the Company sold 50% of its working interest in the Hardy Prospect to American Eagle Energy Inc. in exchange for a 50% working interest in approximately 6,851 net acres located within Divide County, North Dakota (the “Spyglass Prospect”).  The Company reclassified 50% of the carrying value of its investment in the Hardy Prospect ($126,029) to the Spyglass Prospect at the time of the sale.  Because no proven reserves have been identified, the Spyglass Prospect has been assigned to the full-cost pool that is not subject to amortization as of September 30, 2010.  Management is currently in the process of developing its exploration strategy relative to the Spyglass Prospect.  The Company is evaluating the results of nearby wells drilled by other companies in order to make a determination on the future of Spyglass.

Impairment Reviews

All of the Company’s oil and gas properties are evaluated for impairment on a quarterly basis.  There were no impairments evident at September 30, 2010.

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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

The Hardy Property contained one existing oil well that was shut-in as of June 30, 2010 due to mechanical issues.  During the three-month period ended September 30, 2010, the Company commenced a workover operation to restore the Hardy well to production.  The well was returned to commercial production in September 2010.  The well has produced an average of approximately 40 barrels of oil and 200 barrels of water per day since returning to production.  The Company has commissioned to have a reserve report performed, at which time the Company will begin depleting the cost pool.

6.	Asset Retirement Obligation

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

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Amount
2010	$65,258
2011	93,225
2012	121,193

Gross amount of liability	279,676

Discount factor	(32,241)

Net present value of asset retirement obligation	$247,435

As discussed in Note 5, the Company sold its interest in the West Ranch Field in June 2010.  Pursuant to the terms of the sale agreement, the purchaser assumed all future plugging liabilities associated with the West Ranch wells.  Accordingly, the Company has removed its asset retirement obligation from its books and considered the extinguishment of this debt in calculating the gross gain realized on the sale.  As of September 30, 2010, the Company has not recorded any asset retirement obligations related to its newly acquired Hardy Property nor its unproven prospects.

7.	Commitments and Contingencies

Drilling Obligations

The Company has an option to fund its share of future exploratory drilling costs related to its 10% working interest in the Pebble Beach Prospect should any exploratory wells be proposed by the other working interest owner.

Employment Agreements

In August 2009, the Company renewed its two-year employment agreement with its Vice President of Engineering.  The financial terms of the renewed employment agreement were substantially the same as the previous employment agreements, which provided for annual compensation of $144,000.  Effective November 1, 2010, the Vice President of Engineering's employment was terminated (Note 12).

In October 2009, the Company amended its employment agreement with its Chief Financial Officer to extend the contract through September 1, 2010.  The employment agreement provided for annual compensation in the amount of $138,000.  The Chief Financial Officer's employment agreement was not renewed and he was terminated effective November 1, 2010 (Note 12).

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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

Effective January 1, 2009, the Company entered into an agreement to lease its current office space.  The new lease has a term of 36 months and expires in December 31, 2011. Future lease payments related to the Company’s office and equipment leases are as follows:

Amount
2010 (remaining)	$15,634
2011	64,140
2012	-
2013	-
2014	-

Total	$79,774

Copier lease expense totaled $2,000, $4,056, $3,036 and $5,423 for the three-month and nine-month periods ended September 30, 2010 and 2009.  Gross office rent expense for each of the three-month and nine-month periods ended September 30, 2010 and 2009 was $19,418 and $58,255.  In 2009, the Company subleased office space to two other entities.  Sublease income was $10,200 and $28,600 for the three-month and nine-month periods ended September 30, 2009.  Sublease income is treated as a reduction in rent expense.

8.	Loss Per Share

The following is a reconciliation of the number of shares used in the calculation of basic loss per share and diluted loss per share for the three and nine-month periods ended September 30, 2010 and 2009:

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	For the Three-Month		For the Nine-Month
	Period Ended September 30,		Period Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$(311,084)	$(3,459,056)	$3,401,960	$(4,292,556)
Weighted-average number of common shares outstanding	41,576,076	44,550,000	43,217,803	44,550,000
Incremental shares from the assumed exercise of dilutive stock options	-	-	1,929,820	-
Diluted common shares outstanding	41,576,076	44,550,000	45,147,623	44,550,000
Net income (loss) per share:
Basic	$(0.01)	$(0.08)	$0.08	$(0.10)
Diluted	$(0.01)	$(0.08)	$0.08	$(0.10)

In periods where the Company incurred a loss, the following securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	2010	2009
Stock options	6,000,000	6,000,000

9.	Equity Transactions

Stock Repurchases

In March 2010, the Company’s Board of Directors authorized implementation of a stock repurchase program, pursuant to which the Company may repurchase up to $500,000 of its then outstanding common shares at prevailing market prices.  During the three-month and nine-month periods ended September 30, 2010, the Company repurchased and retired 1,958,000 and 3,839,000 shares, respectively, of its previously issued and outstanding common stock at an average price of $0.07 per share.  The aggregate cost associated with the repurchase of these shares was $265,580.  As of September 30, 2010, the Company has 40,711,000 shares of common stock outstanding.  As discussed in Note 12, the Company discontinued the share repurchase program effective November 1, 2010.

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

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Issuance of Stock Options

In October 2009, the Company granted 6,000,000 options to purchase shares of the Company’s common stock to its directors and officers.  The stock options have a five-year life, vest immediately and have an exercise price of $0.05, which exceeded the volume weighted average closing price of the Company’s common stock for the five-day period preceding the grant.  The Company accounted for the new stock option grant as a modification of the previously outstanding stock options and immediately recognized stock-based compensation expense of $145,190 associated with the new grant and the remaining $67,071 of unamortized stock-based compensation associated with the original stock options.  There were no additional stock options granted during the nine-month period ended September 30, 2010.  Accordingly, the Company did not recognize any stock-based compensation expense for the nine-month period then ended.

A summary of stock option activity for the year ended December 31, 2009 and the nine-month period ended September 30, 2010 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contract	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2008	5,543,800	$0.46	3.1 years	-
Options forfeited	(5,543,800)	$0.46	-	-
Options granted	6,000,000	$0.05	-	-
Outstanding at December 31, 2009 and September 30, 2010	6,000,000	$0.05	4.0 years	$240,000
Exercisable at September 30, 2010	6,000,000	$0.05	4.0 years	$240,000

The assumptions used in the Black-Scholes option pricing model for the stock options granted during the year ended December 31, 2009 were as follows:

Risk-free interest rate	2.37%
Expected volatility of common stock	101%
Dividend yield	$0.00
Expected life of options	5 years
Weighted average fair market value of options granted	$0.03

Shares Reserved for Future Issuance

As of September 30, 2010, the Company has reserved 6,000,000 shares for future issuance upon exercise of outstanding options.

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

10.	Income Taxes

For the nine-month period ended September 30, 2009, the Company incurred a net operating loss and, accordingly, no provision for income taxes was recorded.  In addition, no benefit for income taxes was recorded due to the uncertainty of the realization of any tax assets.

The Company has recognized net income of $3,401,960 for the nine-month period ended September 30, 2010.  However, as discussed below, the Company has sufficient net operating loss carryforwards (“NOL’s”) to offset any current year taxable income.  As a result, the Company has not recognized any US income tax expense for the current period.

As of December 31, 2009, the Company had cumulative net loss carryforwards (“NOL’s”) of approximately $6,453,000 available to offset future US taxable earnings.  The NOL’s, if not utilized, will begin to expire in 2023.

In June 2010, the Company remitted $892,112 to the Canadian Revenue Agency in connection with the sale of certain gross overriding royalty interests.  A foreign tax credit related to the payment of the Canadian taxes is available to reduce future US tax liabilities, once the Company’s NOL’s have expired or fully utilized.

	September 30,
	2010	December 31,
	(Unaudited)	2009
Tax effect of NOL’s	$996,793	$2,194,000
Estimated foreign tax credits	892,000	-
Total deferred tax assets	1,888,793	2,194,000
Less: Valuation allowance	(1,888,793)	(2,194,000)
Net deferred tax assets	$-	$-

Prior to recognizing income for the nine-month period ended September 30, 2010, the Company recognized net losses in each fiscal year since inception.  Based on the Company’s history of net losses, management believes that it is more likely than not that the net deferred tax assets will not be fully realizable.  Accordingly, the Company has provided for a full valuation allowance against its net deferred tax assets as of September 30, 2010.

A reconciliation between the amount of income tax (benefit) expense for the nine-month periods ended September 30, 2010 and 2009, determined by applying the applicable US statutory income tax rates, is as follows:

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	2010	2009
US Net income (loss) before taxes	$3,535,269	$(4,292,556)
US statutory tax rate	34%	34%
Estimated tax expense (benefit)	1,201,991	(1,459,469)
Provision for deferred taxes	(1,201,991)	1,459,469
Net income tax expense (benefit)	$-	$-

11.	Asset and Royalty Purchases by Ryland Oil Corporation

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

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

12.	Subsequent Events

Share Repurchases

During the period from October 1, 2010 through October 27, 2010, the Company repurchased an additional 731,000 shares of its previously outstanding common stock on the open market pursuant to its stock repurchase program.  The aggregate consideration paid for these shares totaled approximately $62,920, resulting in an average repurchase price of $0.086 per acquired share.  As of November 1, 2010, we ceased open market purchases of our common stock.

Departure of Officers

On November 1, 2010, the Company notified Kirk Stingley, Chief Financial Officer, and Craig Phelps, Vice President of Engineering, that their employment was being terminated without cause.  The Vice President of Engineering received a severance package consisting of six monthly payments to be made totaling $72,000 and the Chief Financial Officer received a severance package consisting of a one-time payment of $35,000.  Both individuals exercised their outstanding stock options by effecting a cashless exercise which resulted in Mr. Phelps being issued 615,333 shares of the Company's common stock in exchange for his 1,384,500 stock options and Mr. Stingley being issued 410,489 shares of the Company's common stock in exchange for his 923,600 stock options.  The closing trading price of the Company's common stock on the day of the cashless exercise was $0.09.  The stock options had an exercise price of $0.05.

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

Results of Operations for the Three-Month Period Ended September 30, 2010 vs. 2009

In connection with our April 2010 transaction with Ryland Oil Corporation (“Ryland”), we acquired a 100% working interest in approximately 4,480 net acres located in southeastern Saskatchewan (the “Hardy Project”).  As a result of a transaction with American Eagle Energy Inc., we now have a 50% undivided interest in the Hardy Project.  In September, 2010, we, along with our working interest partner, finished the mechanical workover of the Hardy 2D7-9-3D2-16-4-21 well and returned the well to production.  As of the end of September, the well was producing approximately 40 barrels of oil and 200 barrels of water per day.  During the three-month period ended September 30, 2010, we began to recognize oil and gas revenues from the Hardy Project, in an amount of $10,842.

Falling oil prices and increasing production costs caused us to shut-in our West Ranch wells in June 2009.  The wells remained shut-in until the West Ranch property was sold in June 2010. There were oil and gas operating expenses of $8,382 related to West Ranch during the three-month period ended September 30, 2009. For the same three-month period in 2010, we incurred $65,806 of oil and gas operation expenses, all related to returning the Hardy well to production.

General and administrative expenses decreased from $128,477 for the three-month period ended September 30, 2009 to $102,140 for the three-month period ended September 30, 2010, primarily as a result of a $30,000 decrease in legal fees from 2009 related to regulatory compliance issues.

Stock-based compensation expense for the three-month period ended September 30, 2009 totaled $73,642.  In September 2009, we cancelled all of our then-outstanding stock options in connection with the issuance of restricted shares to the option holders.  In October 2009, we rescinded the issuance of the restricted shares and granted new stock options to the previous option holders.  Pursuant to accounting rules, the granting of the new options was treated as a modification of the terms of the cancelled options.  All stock-based compensation attributable to the newly issued options was fully recognized at the time of grant.  Further, all remaining, unamortized stock-based compensation of the cancelled options was also recognized.  As a result, no stock-based compensation expense was recognized during the three-month period ended September 30, 2010, as all compensation related to our outstanding stock options had already been recognized.

Professional fees for the three-month period ended September 30, 2010 decreased by $8,092 from the same period in 2009, primarily due to accounting fees in 2009 related to the regulatory compliance issues that were not necessary in 2010.

Depreciation, depletion, and amortization expense for the three-month period ended September 30, 2010 increased by $1,749 from the same period in 2009 primarily due to the normal accretion of our asset retirement obligations.  We wrote off our remaining asset retirement obligations in June 2010 in connection with the sale of the West Ranch property.

Interest income for the three-month period ended September 30, 2010 totaled $3,436, compared to $(10,322) for the three-month period ended September 30, 2009. Interest income in 2010 is from earnings on furnds from the April 2010 transaction with Ryland Oil Corporation. The 2009 decrease to interest income was due to an accrual adjustment resulting from the realization of the North Sea deposit.

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

Results of Operations for the Nine-Month Period Ended September 30, 2010 vs. 2009

In connection with our April 2010 transaction with Ryland Oil Corporation (“Ryland”), as discussed below, we acquired a 100% working interest in approximately 4,480 net acres located in southeastern Saskatchewan (the “Hardy Project”).  As a result of a transaction with American Eagle Energy Inc., we now have a 50% undivided interest in the Hardy Project.  In September, 2010, we, along with our working interest partner, finished the mechanical workover of the Hardy 2D7-9-3D2-16-4-21 well and returned the well to production.  As of the end of September, the well was producing approximately 40 barrels of oil per day.

During the nine-month period ended September 30, 2010, we began to recognize oil and gas revenues from the Hardy Project. During the same period in 2009, and continuing through April 2010, we received oil and gas revenues associated with our 5% gross overriding royalty interest in certain properties located in Saskatchewan that were sold to Ryland as part of the April 2010 transaction.  During the nine-month period ended September 30, 2010, our oil and gas revenues totaled $85,327, of which approximately $74,500 were associated with our 5% gross overriding royalty interest.  During the prior year period, our 5% gross overriding royalty interest generated $12,057.

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

As a result of these transactions, we recognized aggregate gains from the sale of certain oil and gas assets totaling $5,245,187 for the nine-month period ended September 30, 2010.  We did not sell any properties during 2009.

Falling oil prices and increasing production costs caused us to shut-in our West Ranch wells in June 2009.  The wells remained shut-in until the West Ranch property was sold in June 2010. Oil and gas operating expenses for the nine-month period ended September 30, 2009 were $41,716. Oil and gas operating expenses for the same period ended September 30, 2010 totaled $65,806, all of which was the result of returning the Hardy well to production.

General and administrative expenses increased from $517,522 for the nine-month period ended September 30, 2009 to $554,542 for the nine-month period ended September 30, 2010, primarily as a result of the following:

•
Amounts received from Roadrunner for shared CFO services and office space rental effectively reduced our 2009 general and administrative expenses by $59,600.  We did not provide such services or sublease any office space to Roadrunner in 2010.

•
Accounting and legal fees for the period decreased by $66,000 as a result of filing responses to questions received from the SEC, as well as multiple Form 8-K’s related to the sales transactions with Ryland.

•	Consulting fees for the period increased by $67,000 from 2009 to 2010, primarily as a result of additional landman and operational services being contracted.

Stock-based compensation expense for the nine-month period ended September 30, 2009 totaled $272,917.  We did not recognize any stock-based compensation expense during the nine-month period ended September 30, 2010 as all compensation related to our outstanding stock options has already been recognized.

Professional fees for the nine-month period ended September 30, 2010 increased by $6,995 from the same period in 2009.  The increase is primarily due to incurring $49,850 in 2010 to obtain a fairness opinion related to the potential merger with Ryland.  This amount was partially offset by a reduction of legal fees due to the favorable settlement of our then-litigation with Zavanna Corp. in July 2010.

Depreciation, depletion and amortization expense for the nine-month period ended September 30, 2010 increased by $5,275 from the same period in 2009 primarily due to the normal accretion of our asset retirement obligations.  We wrote off our remaining asset retirement obligations in June 2010 in connection with the sale of the West Ranch property.

Interest income for the nine-month period ended September 30, 2010 totaled $7.808, compared to $16,692 for the nine-month period ended September 30, 2009.  As discussed above, the interest rates available to the Company for its short-term investments had declined significantly since the middle of 2009.

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

Liquidity and Capital Resources

As of September 30, 2010, our assets totaled $5,525,566, which included cash balances of $3,138,337, accounts receivable of $450,265, and investments in marketable securities valued at $1,075,467.  As of September 30, 2010, we have working capital totaling $3,219,448 available to us to fund operations and potential drilling activities.

We also own working interests in prospective oil and gas leases located in North Dakota and southeastern Saskatchewan which could be liquidated, in part or in total, if necessary, to fund future operations.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements at September 30, 2010.

ITEM 4. CONTROLS AND PROCEDURES.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Principal Accounting Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.  There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In connection with the November 1, 2010, terminations without cause of two members of our management team, we sold and issued 410,489 and 615,333 shares of our common stock.  Such shares were issued pursuant to those individuals’ exercising previously granted stock options utilizing net exercise provisions in their respective severance agreements.  No underwriters or placement agents were involved in either transaction.  We believe that the sales and issuances were exempt from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2) thereof, as they did not involve a public offering.  Further, we believe that exemption was available because (i) no advertising or general solicitation was employed in offering the securities, (ii) the offering and sales were made solely to two former members of our management team; and (iii) transfer was restricted in accordance with the requirements of the Securities Act of 1933, as amended (including by legending of certificates representing the securities).

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

10.2
Purchase and Sale Agreement by and between Eternal Energy Corp., PNP Petroleum I, LP., Cibolo Energy Operating, Inc. and Century Assets Corporation, dated June 25, 2010. (Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed August 16, 2010.)

10.3
Purchase and Sale Agreement between Eternal Energy Corp. and American Eagle Energy Inc. dated June 18, 2010. (Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q filed August 16, 2010.)

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

10.16
Letter Agreement effective as of May 19, 2006, by and among Eternal Energy Corp., International Frontier Resources Corporation, Palace Exploration Company Limited, Oilexco Incorporated, and Challenger Minerals (North Sea) Limited. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed May 23, 2006.)

10.17**
Letter Agreement dated October 15, 2006, by and among Eternal Energy Corp., Fairway Exploration, LLC, Prospector Oil, Inc., and 0770890 B.C. Ltd. (Incorporated by reference to Exhibit 10.17 of our Registration Statement on Form 10-KSB filed April 16, 2007.)

10.18**
Letter Agreement dated October 26, 2006, by and among Eternal Energy Corp., Fairway Exploration, LLC, Prospector Oil, Inc., 0770890 B.C. Ltd., and Rover Resources Inc. (Incorporated by reference to Exhibit 10.18 of our Registration Statement on Form 10-KSB filed April 16, 2007.)

10.19
Letter Agreement dated February 28, 2007, by and among Eternal Energy Corp., Pebble Petroleum Inc., Emerald Bay Holdings Ltd., and Heartland Resources Inc. (Incorporated by reference to Exhibit 10.19 of our Registration Statement on Form 10-KSB filed April 16, 2007.)

10.20	Agreement To Terminate DGWS Option. (Incorporated by reference to Exhibit 10.20 of our Quarterly Report on Form 10-Q filed May 15, 2009.)

10.21
Amended and Restated Employment Agreement by and between Eternal Energy Corp. and Craig Phelps dated August 1, 2007. (Incorporated by reference to Exhibit 10.21 of our Quarterly Report on Form 10-Q filed May 15, 2009.)

10.22	Employment Agreement by and between Eternal Energy Corp. and Kirk A. Stingley dated June 2, 2008. (Incorporated by reference to Exhibit 10.22 of our Quarterly Report on Form 10-Q filed May 15, 2009.)

10.23
Amended and Restated Employment Agreement by and between Eternal Energy Corp. and Bradley M. Colby dated November 1, 2009. (Incorporated by reference to Exhibit 10.23 of our Quarterly Report on Form 10-Q filed November 23, 2009.)

10.24
First Amendment to the Amended and Restated Employment Agreement by and between Eternal Energy Corp. and Craig H. Phelps dated August 1, 2009. (Incorporated by reference to Exhibit 10.24 of our Quarterly Report on Form 10-Q filed November 23, 2009.)

10.25
First Amendment to the Employment Agreement by and between Eternal Energy Corp. and Kirk. A. Stingley dated October 30, 2009. (Incorporated by reference to Exhibit 10.25 of our Form Quarterly Report on Form 10-Q filed November 23, 2009.)

10.26
Form Of Letter Agreement dated November 25, 2009, between the Registrant and Ryland Oil Corporation in respect of a potential acquisition of the registrant. (Incorporated by reference to Exhibit 10.26 of our Current Report on Form 8-K filed March 10, 2010.)

10.27	Lease Agreement dated January 2, 1009 by and between Eternal Energy Corp. and Oakley Ventures, LLC. (Incorporated by Reference to Exhibit 10.27 of our Annual Report on Form 10-K filed March 23, 2010.)

10.28
Purchase and Sale Agreement by and between Eternal Energy Corp. and Ryland Oil Corporation dated March 26, 2010. (Incorporated by reference to Exhibit 10.28 of our Current Report on Form 8-K filed March 29, 2010.)

10.29
Purchase of Royalty Agreement by and between Eternal Energy Corp. and Ryland Oil Corporation dated March 26, 2010 (Incorporated by reference to Exhibit 10.29 of our Current Report on Form 8-K filed March 29, 2010.)

10.29a
Amending Agreement to the Ryland/Eternal Royalty Purchase Agreement by and between Eternal Energy Corp. and Ryland Oil Corporation dated April 20, 2010. (Incorporated by reference to Exhibit 10.29a of our Current Report on Form 8-K filed March 29, 2010.)

10.30
Termination Agreement (of the US Pebble Acquisition Agreement) by and between Eternal Energy Corp., Fairway Exploration LLC, Prospector Oil, Inc., Pebble Petroleum Inc. and Rover Resources Inc. dated April 29, 2010. (Incorporated by reference to Exhibit 10.30 of our Quarterly Report on Form 10-Q filed May 17, 2010.)

10.31
Termination Agreement (of the Canadian Pebble Acquisition Agreement) by and between Eternal Energy Corp., Fairway Exploration LLC, Prospector Oil, Inc. and Pebble Petroleum Inc. dated April 29, 2010. (Incorporated by reference to Exhibit 10.31 of our Quarterly Report on Form 10-Q filed May 17, 2010.)

10.32
Termination Agreement (of the US Prospect Acquisition Agreement) by and between Eternal Energy Corp., Fairway Exploration LLC, Prospector Oil, Inc., Pebble Petroleum Inc., Rover Resources Inc., Steven Swanson, Richard L. Findley, Thomas G. Lantz and Ryland Oil Corporation dated May 11, 2010. (Incorporated by reference to Exhibit 10.32 of our Quarterly Report on Form 10-Q filed May 17, 2010.)

10.33
Termination Agreement (of the Canadian Prospect Acquisition Agreement) by and between Eternal Energy Corp., Fairway Exploration LLC, Prospector Oil, Inc., Pebble Petroleum Inc., Steven Swanson, Richard L. Findley, Thomas G. Lantz and Ryland Oil Corporation dated May 11, 2010. (Incorporated by reference to Exhibit 10.33 of our Quarterly Report on Form 10-Q filed May 17, 2010.)

10.34
Termination of Management Services Agreement by and between Eternal Energy Corp., Ryland Oil Corporation and Brad Colby dated December 1, 2009. (Incorporated by reference to Exhibit 10.34 of our Quarterly Report on Form 10-Q filed May 17, 2010.)

10.35
Amendment to the Consulting Agreement by and between Eternal Energy Corp., Rover Resources Inc. and Brad Colby dated April 1, 2010. (Incorporated by reference to Exhibit 10.35 of our Quarterly Report on Form 10-Q filed May 17, 2010.)

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*       Filed herewith.
**     Portions omitted pursuant to a request for confidential treatment.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETERNAL ENERGY CORP.

(Registrant)

November 22, 2010	/s/ Bradley M. Colby
Bradley M. Colby
President and Chief Executive Officer (Principal Executive, Financial and Accounting Officer)