Form 10-K
period 2010-12-31
Eternal Energy Corp.
filed 2011-03-23
CIK 1282613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission File No: 000-50906

ETERNAL ENERGY CORP.
(Exact Name of Registrant as Specified in its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	20-0237026 (I.R.S. Employer Identification No.)

2549 W. Main Street, Suite 202 Littleton, Colorado (Address of Principal Executive Offices)	80120 (Zip Code)

(303) 798-5235
(Registrant’s Telephone Number, Including Area Code)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was $3,280,466.

The number of shares outstanding of the registrant’s common stock as of March 18, 2011, was 41,005,822.

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

On November 7, 2005, as part of the Merger transaction, we acquired contractual rights and interests in a joint venture with Eden Energy Corp. for the acquisition of oil and gas leases and drilling wells to explore for oil and natural gas reserves on the Big Sand Spring Valley Prospect located in Nye County, Nevada (the “BSSV Project”). As a result, we owned rights to acquire a 50% working interest in approximately 82,184 gross acres, which rights were scheduled to expire in 2015 and could have been extended upon production from the leases. Effective April 17, 2006, we entered into a letter agreement with Eden Energy, with respect to our right to participate with Eden Energy in the exploration of oil and natural gas reserves located on approximately 77,000 gross and net acres of land in central eastern Nevada (the “Cherry Creek Project”). Effective November 30, 2006, we entered into an agreement with Eden Energy relative to the BSSV Project and Cherry Creek Project. The agreement provided for a release of our option in the Cherry Creek Project in exchange for an assignment of a 100% interest in the BSSV Project. The BSSV Project consisted of approximately 102,000 Federal gross and net acres in Nevada. The leases associated with this acreage expired in August 2009 without any exploratory wells having been drilled.

On November 29, 2005, we acquired rights to participate in the drilling of an exploratory well in a North Sea petroleum exploration project (the “Quad 14 Project”) with International Frontier Resources Corporation (“IFR”), an oil and gas exploration company based in Calgary, Alberta, Canada. The Quad 14 Project contemplated the drilling, testing, completing, and equipping an initial exploratory test well on a 255 square kilometer block located in Quad 14 in the North Sea. The 255-kilometer acreage block is located 24 kilometers south of the 639 million barrel Claymore oil field, 20 kilometers south of the 132 million barrel Scapa oil field, and nine kilometers north of the 592 billion cubic foot Goldeneye natural gas field. The agreement with IFR was amended effective May 19, 2006, to provide for Oilexco Incorporated as the operator, to decrease the percentage of the drilling costs we would fund from 15% to 12.50%, and to change our working interest in the Quad 14 Project from 10% to 9.1875%. This well was commenced on or about March 27, 2007 and was plugged and abandoned on or about April 9, 2007 because no economically viable reserves were discovered.

On January 30, 2006, we acquired a 10% working interest in a second petroleum exploration project in the North Sea through which we entered into an agreement with IFR to participate in the drilling of an exploratory well in a 970 square kilometer acreage block located in Quad 41 and Quad 42 in the North Sea (the “Quad 41/42 Project”). The initial well on the Quad 41/42 Project commenced on or about July 28, 2007, was drilled to a total depth of approximately 6,000 feet, and was plugged and abandoned on or about August 17, 2007 after the well encountered sub-economic gas reserves. As a result of a significant increase in projected well costs, which was presented to us prior to the drilling of the Quad 41/42 exploratory well, we elected not to participate in the Quad 41 Project.  All funds initially advanced to IFR in connection with our proposed participation in the Quad 41/42 Project were returned to us in November 2009.

In the fourth quarter of 2006, we entered into a series of agreements that resulted in our acquisition of 15% of the capital stock of Pebble Petroleum, Inc. (“Pebble”), as well as the following rights and interests in the Pebble Beach Project:

•	A USD$250,000 spud fee for each of the first eight wells drilled by Pebble on the Pebble Beach Project:

•
A five percent gross overriding royalty from each well drilled on certain acreage that Pebble holds rights to in western Canada (we are not required to make any capital outlay or pay other expenses): and

•
A 10% interest in a joint venture with a subsidiary of Pebble; the joint venture will explore and develop certain prospects located in the northern United States (we pay 10% of all costs incurred) (collectively, “Interests”).

Through a series of subsequent capital transactions completed by Pebble, our equity investment in Pebble was diluted to 5%.  In May 2007, we sold our stock in Pebble to a company then known as Heartland Resources Inc., a petroleum and natural gas exploration company whose shares are listed on the TSX-Venture Exchange (“Heartland”).

In August 2007, Heartland changed its name to Ryland Oil Corporation (“Ryland”). During the past several years, Pebble acquired approximately 355,009 gross and net acres in the Pebble Beach Project in western Canada in which we owned a five percent gross overriding royalty. In addition, Ryland’s U.S. subsidiary acquired approximately 61,412 gross and 35,145 net acres in the Pebble Beach Project in the northern United States, in which we owned a 10% working interest. Pebble drilled eight wells on the project, for which we were paid an aggregate of $2,000,000 in spud fees during 2008 and 2009.

Beginning in May 2007, we entered into a series of agreements to acquire a 75% working interest in the SW extension of the West Ranch Field (the “West Ranch Property”) in Jackson County, Texas.

In December 2007, initial work to implement the first phase of a field wide waterflood of the Glasscock formation was commenced. The initial phase consisted of the use of four injector wells.  The first phase of work was expected to be completed by the end of January 2008; however, field work was delayed when it was determined that two of the four injector wells had previously been used to dispose of waste water and other drilling material resulting in wellbore damage.   In August 2009, certain leases included in the West Ranch Field expired and, as a result, the reserves associated with these leases contained in the Glasscock Reservoir were no longer available to us.  These leases were pivotal to the implementation of the waterflood program designed to stimulate production throughout the West Ranch Property.

In the fourth quarter of 2007, we entered into a series of agreements with a related party to acquire the right to pursue a down-hole gas/water separation (“DGWS”) opportunity, primarily in western Canada, at which time we formed a wholly owned subsidiary in Canada, EERG Energy, ULC, in which to pursue this opportunity. During 2008, we failed to drill the required number of wells stipulated by the DGWS agreements and, as a result, lost our exclusive right to utilize the DGWS technology.  In December 2008, the option to extend the technology licenses was mutually terminated by us and the related party.  EERG Energy, ULC is now used to house our investment in Canadian oil and gas leases.

During 2008, two exploratory wells were drilled in an area in Southeastern Saskatchewan in which we own gross overriding royalty interests.  In February 2009, we began receiving royalty payments relating to our gross overriding royalty interest.  Two additional exploratory wells were drilled in 2009, which also resulted in our receiving royalty payments based on our gross overriding royalty interest.

Effective April 1, 2010 we sold all of our gross overriding royalty interest in the Saskatchewan acreage to Ryland Oil.  Total consideration received included $2.9 million in cash, 2,145,883 shares of Ryland’s common stock, which were valued at approximately $874,973 as of the date of sale, and an assignment of Ryland’s 100% working interest in approximately 4,480 net acres located in Saskatchewan (the “Hardy Project”) and related equipment, valued at $238,681.

Also effective April 1, 2010, we sold our ten percent working interest in approximately 700 net acres located in North Dakota to a subsidiary of Ryland, Rover Resources Inc., for $1 million in cash.

In June 2010, we sold our 75% working interest in the West Ranch Field for cash consideration totaling $262,500 and the assumption, by the purchaser, of all plugging, abandonment and environmental reclamation liabilities.

In the fourth quarter of 2010, we began our current drilling activity targeting the Bakken and Three Forks Formations in Divide County, North Dakota.  As of mid-March, 2011, we have elected to participate in the followings wells located in the area:

Well Name	Operator	Our Working Interest	Actual or Anticipated Spud Date
Aarestad 4-34H-160N-97W	North Plains Energy, LLC	0.6250%	November 1, 2010
Nielsen 1-12H-160N-97W	Continental Resources, Inc.	0.3809%	December 21, 2010
Gerhardsen 1-10H-160N-97W	Continental Resources, Inc.	1.9051%	January 12, 2011
CPEC 26-161N-97W	Crescent Point Energy	3.4225%	February 13, 2011
Denali 13-21-163N-98W	Samson Resources Company	0.0375%	December 23, 2010
Yukon 12-1-163N-98W	Samson Resources Company	1.2500%	March 2011
Blazer 2-11-163N-98W	Samson Resources Company	0.9375%	February 2011
Tundra 31-32-164N-98W	Samson Resources Company	0.4481%	February 16, 2011
Titan 36-35-164N-99W	Samson Resources Company	1.0788%	March 14, 2011
Wolter 1-28H-163N-100W	SM Energy Company	1.2975%	December 10, 2010
Riede 4-14H-163N-100W	SM Energy Company	0.1639%	January 30, 2011
Torgeson 1-15H-163N-100W	SM Energy Company	2.8139%	February 28, 2011
Reistad 1-1-162N-102W	Murex Petroleum Corporation	3.2490%	February 15, 2011

The Aarestad, Nielsen and Wolter wells have been drilled and fracture stimulated.  Stabilized production results are not yet available for these three wells.  All of the other wells are either currently drilling or waiting to be drilled.  The Crescent Point CPEC 26 well will be drilled as a 1 mile horizontal well and the Reistad well will be drilled as a vertical well.  All of the other wells are expected to be 2 mile horizontal wells.

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

Government Regulations

Our oil and gas operations are subject to various United States federal, state and local governmental regulations. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state, provincial and local laws and regulations relating primarily to the protection of human health and the environment. To date, expenditures related to complying with these laws, and for remediation of existing environmental contamination, have not been significant in relation to the results of our operations. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

Research and Development

Our business plan is primarily focused on acquiring prospective oil and gas leases and/or operating existing wells located in the United States and Canada.  We have expended zero funds on research and development in each of our last two fiscal years. It is our intention to develop a future exploration and development plan.

Employees

As of March 18, 2011, our only employees were Bradley M. Colby, our President, Chief Executive Officer, and Treasurer and an office administrator, each of whom is a full-time employee. We do not expect any material changes in the number of employees over the next 12-month period. We do and will continue to outsource contract employment as needed. However, if we are successful in our initial and any subsequent drilling programs we may retain additional employees.

RISK FACTORS

The information in this Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are statements other than statements of historical or present facts, that address activities, events, outcomes, and other matters that the Company plans, expects, intends, assumes, believes, budgets, predicts, forecasts, projects, estimates, or anticipates (and other similar expressions) will, should, or may occur in the future. Generally, the words "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," "may," "will," "could," "should," "future," "potential," "continue," variations of such words, and similar expressions identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events.

These forward-looking statements appear in a number of places and include statements with respect to, among other things:

•	estimates of our oil and gas reserves;

•	estimates of our future oil and natural gas production, including estimates of any increases or decreases in our production;

•	our future financial condition and results of operations;

•	our future revenues, cash flows and expenses;

•	our access to capital and our anticipated liquidity;

•	our future business strategy and other plans and objectives for future operations;

•	our outlook on oil and gas prices;

•	the amount, nature and timing of future capital expenditures, including future development costs;

•	our ability to access the capital markets to fund capital and other expenditures;

•	our assessment of our counterparty risk and the ability of our counterparties to perform their future obligations; and

•	the impact of federal, state and local political, regulatory and environmental developments in the United States and certain foreign locations where we conduct business operations.

 We believe the expectations and forecasts reflected in our forward-looking statements are reasonable, but we can give no assurance that they will prove to be correct. We caution you that these forward-looking statements can be affected by inaccurate assumptions and are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production, and sale of oil and gas. See "Risk Factors" for a description of various, but by no means all, factors that could materially affect our ability to achieve the anticipated results described in the forward-looking statements.

There is no assurance that we will operate profitably or will generate positive cash flow in the future.

If we cannot generate positive cash flow in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. In particular, additional capital may be required in the event that:

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

The U.S. Securities and Exchange Commission has adopted regulations that generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers or "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with his or her spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

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

Trading in our common shares on the OTC Bulletin Board has been volatile, making it more difficult for our stockholders to sell their shares or liquidate their investments with predictability.

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

As substantially all of our properties are in the exploration stage, there can be no assurance that we will establish commercial discoveries on our properties.

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

Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic in the event water or other deleterious substances are encountered that impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. The marketability of oil and gas that may be acquired or discovered will be affected by numerous factors beyond our control. These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. These factors cannot be accurately predicted and the combination of these factors may result in us not receiving an adequate return on invested capital.

Competition in the oil and gas industry is highly competitive and there is no assurance that we will be successful in acquiring the leases.

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies that have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations, and necessary drilling equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed. Our budget anticipates our acquisition of additional acreage. This acreage may not become available or if it is available for leasing, we may not be successful in acquiring the leases. There are other competitors that have operations in areas of potential interest to us and the presence of these competitors could adversely affect our ability to acquire additional leases.

The marketability of natural resources will be affected by numerous factors beyond our control, which may result in us not receiving an adequate return on invested capital to be profitable or viable.

The marketability of natural resources that may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include market fluctuations in oil and gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, land tenure, land use and governmental regulations including regulations concerning the importing and exporting of oil and gas and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Oil and gas operations are subject to comprehensive regulation, which may cause substantial delays or require capital outlays in excess of those anticipated, causing an adverse effect on us.

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages that we may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

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

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved. We may become subject to liability for pollution or hazards against which we cannot adequately insure or for which we may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and our profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other jurisdiction, may be changed, applied or interpreted in a manner that will fundamentally alter the ability of our company to carry on our business. The actions, policies or regulations, or changes thereto, of any government body, regulatory agency, or special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitably.

Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the oil and natural gas that we produce.

On December 15, 2009, the U.S. Environmental Protection Agency, or EPA, published its findings that emissions of carbon dioxide, or CO2, methane, and other greenhouse gases, or GHGs, present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climate changes.  These findings allow the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the Federal Clean Air Act.  The EPA has adopted two sets of regulations under the existing Clean Air Act that would require a reduction in emissions of GHGs from motor vehicles and could trigger permit review for GHG emissions from certain stationary sources.  In addition, in April 2010, the EPA proposed to expand its existing GHG reporting rule to include onshore oil and natural gas production, processing, transmission, storage, and distribution facilities.  If the proposed rule is finalized as proposed, reporting of GHG emissions from such facilities would be required on an annual basis, with reporting beginning in 2012 for emissions occurring in 2011.

In addition, both houses of Congress have actively considered legislation to reduce emissions of GHGs, and almost one-half of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs.  Most of these cap and trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved.  The adoptions of any legislation or regulations that requires reporting of GHGs or otherwise limits emissions of GHGs from our equipment and operations could require us to incur costs to monitor and report on GHG emissions or reduce emissions of GHGs associated with our operations, and such requirement also could adversely affect demand for the oil and natural gas that we produce.

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

Hydraulic fracturing is a process used by oil and natural gas exploration and production operators in the completion or re-working of certain oil and natural gas wells, whereby water, sand and chemicals are injected under pressure into subsurface formations to stimulate natural gas and, to a lesser extent, oil production.  This process is typically regulated by state oil and natural gas agencies and has not been subject to Federal regulation.  However, due to concerns that hydraulic fracturing may adversely affect drinking water supplies, the EPA has commenced a study of the potential adverse effects that hydraulic fracturing may have on water quality and public health, and a committee of the U.S. House of Representatives has commenced its own investigation into hydraulic fracturing practices.  Additionally, legislation has been introduced in Congress to amend the Federal Safe Drinking Water Act to subject hydraulic fracturing processes to regulation under that Act and to require the disclosure of chemicals used by the oil and natural gas industry in the hydraulic fracturing process.  If enacted, such a provision could require hydraulic fracturing activities to meet permitting and financial assurance requirements, adhere to certain construction specifications, fulfill monitoring, reporting, and recordkeeping requirement, and meet plugging and abandonment requirements.

In unrelated oil spill legislation being considered by the U.S. Senate in the aftermath of the April 2010 Macondo well release in the Gulf of Mexico, Senate Majority Leader Harry Reid has added a requirement that natural gas drillers disclose the chemicals that are pumped into the ground as part of the hydraulic fracturing process.  Disclosure of chemicals used in the fracturing process could make it easier for third parties opposing hydraulic fracturing to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater.  Adoption of legislation or of any implementing regulations placing restrictions on hydraulic fracturing activities could impose operational delays, increased operating costs and additional regulatory burdens on our exploration and production activities, which could make it more difficult to perform hydraulic fracturing, resulting in reduced amounts of oil and natural gas being produced, as well as increase our costs of compliance and doing business.

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

In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors' interests in us will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change in our management and directors.

We have never paid cash dividends and do not intend to do so.

We have never declared or paid cash dividends on our common stock.  We currently plan to retain any earnings to finance the growth of our business rather than pay cash dividends.  Payments of any cash dividends in the future will depend on our financial condition, results of operations, and capital requirements, as well as other factors deemed relevant by pour board of directors.

Our Bylaws do not contain anti-takeover provisions, which could result in a change of our management and directors if there is a take-over of us.

We do not currently have a stockholder rights plan or any anti-takeover provisions in our Bylaws. Without any anti-takeover provisions, there is no deterrent for a take-over of us, which may result in a change in our management and directors.

Item 2. Properties.

We own a 50% working interest in approximately 4,480 net acres located in southeastern Saskatchewan, Canada (the “Hardy Property”).  The Hardy Property includes one existing, operating oil well that currently produces approximately 58 barrels of oil per day.

 The Company, along with its working interest partner, has scheduled the drilling of a second exploratory well within the Hardy Property during the first quarter of 2011.

We own a 10% working interest in approximately 2,700 net acres located primarily in Divide County, North Dakota (the “Pebble Beach Prospect”).  To date, we have agreed to participate in 23 exploratory wells located within Pebble Beach Prospect, at various levels of participation.  As of March 18, 2011, 13 wells have been, or are in the process of being, spud and/or chemical fractured.

We own a 50% working interest in approximately 3,500 additional net acres located primarily in Divide County, North Dakota (the “Spyglass Prospect”).  No timetable has been developed for the exploration of this acreage.

We currently lease 3,207 square feet of office space in Littleton, Colorado, which we believe to be sufficient for the operation of our business for the foreseeable future.  Unless renewed, our lease will expire on December 31, 2011.

We do not own or lease any other properties.

Item 3. Legal Proceedings.

We are not currently a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock, par value $0.001, has been dually quoted on the OTC Markets Group, Inc. and the OTC Bulletin Board under the symbol “EERG” since November 7, 2005; however, active trading in the market of our common stock did not commence until February 2, 2006. The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by OTC Markets Group, Inc. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

	Bid
	High	Low
Year ended December 31, 2010:
First Quarter	$0.14	$0.04
Second Quarter	0.08	0.03
Third Quarter	0.08	0.05
Fourth Quarter	0.11	0.05
Year ended December 31, 2009 :
First Quarter	$0.04	$0.02
Second Quarter	0.05	0.02
Third Quarter	0.04	0.01
Fourth Quarter	0.13	0.03

As of March 18, 2011, there were 23 holders of record of our common stock.

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

Worldwide oil prices reached historical highs during the last half of 2008, before tumbling amid worldwide economic crisis.  Oil prices stabilized during 2009 and remained stable throughout 2010.  Since December 31, 2010, oil prices have increased rapidly, topping $100 per barrel in mid-March 2011.

Oil prices directly and significantly affect profitability and returns for upstream producers and typically cannot be predicted with any degree of certainty.  For example, during the preceding ten years, the price of West Texas Intermediate crude oil averaged approximately $47 per barrel; however, during that time, the industry has experienced wide fluctuations in prices.

While local supply/demand fundamentals are a decisive factor affecting domestic natural gas prices over the long term, day-to-day prices may be more volatile in the futures markets, such as on the NYMEX and other exchanges, making it difficult to forecast prices with any degree of confidence. Over the last ten years, the NYMEX gas price has averaged approximately $5.67 per Mcf.

Results of Operations for the Fiscal Year Ended December 31, 2010 vs. 2009

We recognized net income of $2,884,491 for the year ended December 31, 2010, compared to a net loss of $4,922,417 for the year ended December 31, 2009.  A discussion of the key components of our statements of operations and material fluctuations for the years ended December 31, 2010 and 2009 is provided below.

Revenues associated with the sale of oil and gas totaled $207,788 for the year ended December 31, 2010, compared to $123,814 for the year ended December 31, 2009.  A discussion of the principle reasons for the increase is as follows:

•
In April 2009, we began receiving royalty payments associated with our 5% gross overriding royalty interests in certain properties located in Saskatchewan, Canada, as certain wells were completed and commenced production.  Revenues from our overriding royalty positions continued to grow throughout the remainder of 2009 as additional wells were drilled in the area.  As a result, we recognized $123,814 of royalty revenue related to these gross overriding royalty interests during the year ended December 31, 2009.

•
In April 2010, we sold our 5% gross overriding royalty interests in Saskatchewan, Canada to Ryland Oil Corporation (“Ryland”).  Prior to the sale of those royalty interests, we recognized $74,485 in royalty revenue during the first three months of 2010.

•
In connection with the sale of our 5% gross overriding royalty interests, we acquired a 100% working interest in approximately 4,480 net acres, also located in southeastern Saskatchewan (the “Hardy Property”).  At the time of the sale, the Hardy Property contained one existing oil well (the “Hardy 7-9 well”) that was shut-in due to mechanical issues.

•	In June 2010, we sold 50% of our interest in the Hardy Property to American Eagle Energy Inc. (“AEE”) in exchange for a 50% working interest in certain acreage located in Divide County, North Dakota.

•
In August 2010, we, along with AEE, our working interest partner, recompleted the Hardy 7-9 well and returned it to production.  We recognized revenues of $133,303 from the sale of oil produced by the Hardy 7-9 well for the period from September 1 through December 31, 2010.

In July 2009, we settled our litigation with Zavanna Canada Corporation on terms that were favorable to us.  Under the terms of the settlement agreement, we received $255,000 of settlement proceeds, which are presented as litigation settlement revenues on our 2009 statement of operations.  No such settlements occurred during the year ended December 31, 2010.

Lease operating costs associated with the Hardy 7-9 well totaled $141,481 from September 1 through December 31, 2010, which included $96,618 of trucking related to the disposal of salt water produced by the well.  In January 2011, we contracted with the owners of a salt water disposal well located in nearer to the Hardy 7-9 well.  As a result, we anticipate that our future monthly trucking expenses associated with the disposal of salt water produced by the Hardy 7-9 well will decrease significantly.

Lease operating costs related to our 75% working interest in the Southwest Extension of the West Ranch Field (the “West Ranch Property”) totaled $46,183 for the year ended December 31, 2009.  No such expenses were incurred during 2010, as the wells were shut in from June 2009 through June 2010, the date on which the West Ranch Property was sold.

In exchange for our 5% gross overriding royalty interest to Ryland, we received cash consideration of $2,900,000, shares of Ryland’s common stock then valued at $874,973 and a 100% working interest in the Hardy Property (and related equipment), valued at $238,681.  We recognized a gain on the transaction of $4,013,654.

Also in April 2010, we sold our 10% working interest in approximately 7,000 gross acres (700 net acres) located in Divide County, North Dakota (the “Pebble Beach Prospect”), to Rover Resources Inc., a wholly-owned subsidiary of Ryland.  Proceeds from the sale of the 700 acres totaled $1,000,000 in cash.  Pursuant to accounting rules, we allocated a portion of the proceeds to reduce our 10% working interest in the remaining Pebble Beach Prospect acreage (approximately 28,000 gross acres, or 2,800 net acres) and recognized a gain on the sale of $722,645.

In June 2010, we sold our 75% working interest in the West Ranch Property.  Cash proceeds from the sale totaled $262,500.  In addition, the purchaser agreed to assume all plugging and abandonment liabilities related to the West Ranch wells, which, at the time of the sale, totaled $247,434.  Because we had fully impaired our investment in the West Ranch Property in September 2009, and because, at the time of the sale, we had no other properties in the US cost center of our full-cost pool, subject to amortization, we recognized a full gain on the sale totaling $509,934.

Due to the lack of proximate third-party drilling activity, as well as the fact that we had no plans to drill any exploratory wells in the foreseeable future, we fully impaired our investment in our Canada Prospect in April 2010 and recognized impairment expense of $1,046.

As a result of these transactions, we recognized net aggregate gains from the sale of oil and gas properties of $5,245,187 for the year ended December 31, 2010.

In August 2009, certain leases included in the West Ranch Property expired and, as a result, the reserves associated with these leases contained in the Glasscock Reservoir were no longer available to us.  These leases were pivotal to the implementation of a waterflood program designed to stimulate production throughout the property.  Because there was no reasonable certainty that we would seek to extract the underlying reserves associated with the remaining West Ranch leases, and because the timing of any such recovery could not be reasonably predicted, accounting rules required that the economic value of these reserves could not be used to evaluate the recoverability of our investment in the West Ranch Property.  Accordingly, we recognized $2,677,365 of expense to fully impair our investment in the West Ranch Property during the year ended December 31, 2009.

Also in August 2009, the leases associated with our Big Sand Spring Valley Prospect (“BSSV Prospect”) expired, prior to the completion of any exploratory drilling activities.  As a result, we recognized $936,855 of expense, which fully impaired our investment in the BSSV Prospect during the year ended December 31, 2009.

General and administrative expenses increased from $778,065 for the year ended December 31, 2009 to $964,305 for the year ended December 31, 2010, primarily due to the following:

•
We incurred fees associated with landman services totaling $97,772 for the year ended December 31, 2010, compared to $47,614 for 2009.  Landman services generally relate to the assignment and filing of oil and gas leases and/or mineral rights contracts acquired or disposed of, as in the case of the acquisition of the Hardy Property and/or other oil and gas prospects.

•
Payroll expenses for the year ended December 31, 2010 totaled $614,343 compared to $466,042 for the year ended December 31, 2009.  Prior to October 2009, we provided shared CFO services to Roadrunner Oil & Gas, Inc. (“Roadrunner”), for which we were paid amounts ranging from $3,000 to $4,000 per month.  Fees received from Roadrunner reduced our gross salaries expense by $35,000 for the year ended December 31, 2009.  Because the shared CFO services arrangement terminated in October 2009, we recognized no such savings during 2010.  In November 2010, we terminated the employment of our Chief Financial Officer and Vice President of Engineering without cause and incurred severance costs totaling $107,000.  Finally, we paid bonuses totaling $31,000 to key members of our management team during the year ended December 31, 2010, compared to bonuses totaling $16,500 for the prior year.

•
Similarly, prior to the termination of the shared CFO services arrangement in October 2009, Roadrunner subsidized a portion of our monthly office rent.  Savings associated with the subsidy totaled $32,000 for the year ended December 31, 2009.  Because the shared CFO services arrangement terminated in October 2009, we recognized no such savings during 2010.

•
In August 2010, we began conducting oil and gas operations in Canada through our wholly-owned subsidiary, EERG Energy, ULC.  The majority of EERG Energy, ULC’s transactions are denominated in Canadian Dollars, which differ from our reporting currency of US Dollars.  As a result, we recognized foreign exchange losses totaling $24,104 for the year ended December 31, 2010.  Because we did not regularly conduct Canadian operations prior to the acquisition of the Hardy Property in April 2010, no foreign exchange losses were recognized during the year ended December 31, 2009.

We did not recognize any stock-based compensation expense during the year ended December 31, 2010, because we did not grant any stock options during that year.  In comparison, we recognized stock-based compensation expense of $485,177 during the year ended December 31, 2009 in connection with the October 2009 grant of six million stock options to certain company officers, directors and members of management.  Because the stock options were fully vested on the date of grant, the full amount of the stock-based compensation was recognized immediately.

Professional fees increased from $346,709 for the year ended December 31, 2009 to $388,427 for the year ended December 31, 2010, primarily as a result of consulting fees totaling $52,550 associated with a proposed merger with Ryland in early 2010.  The merger was not completed.

As a result of the acquisition and recompletion of the Hardy well during the current year, we recognized depletion expense of $104,350 for the year ended December 31, 2010.  Accordingly, depreciation, depletion and amortization expense increased from $45,540 for the year ended December 31, 2009 to $153,284 for the year ended December 31, 2010.

Shortly after acquiring shares of Ryland’s common stock in connection with the sale of our gross overriding royalties to Ryland during April 2010, Ryland was acquired by Crescent Point Energy (“Crescent Point”), at which time our shares of Ryland common stock were converted into 25,107 shares of Crescent Point’s common stock.  In August 2010, we began receiving monthly dividend payments related to our holdings of those shares.  Dividends received during the year ended December 31, 2010 totaled $23,759.  No such dividends were received or recognized during 2009.

In 2008 and 2009, we purchased certain down-hole water / gas separation tools at an aggregate cost of $57,000.  Due to a variety of reasons, we did not maintain exclusivity with respect to certain licenses necessary to utilize the tools and, in December 2009, reclassified the tools as assets held for sale.  During September 2010, we determined that the marketability of these tools was less than anticipated and, as a result, we fully impaired our investment in the down-hole tools and recognized an impairment loss of $57,000.  No such impairment loss was incurred during the year ended December 31, 2009.

In June 2010, we remitted $892,112 in foreign taxes to the Canadian Revenue Agency in connection with our sale to Ryland of the Saskatchewan gross overriding royalty interests.  The payment of the Canadian taxes created a foreign tax credit, which will be available to reduce our US tax liability on future earnings, once our net operating loss carryforwards have expired or been fully utilized.

Liquidity and Capital Resources

As of December 31, 2010 our assets totaled $5,230,201, which included, among other items, cash balances totaling $2,400,362, a receivable from AEE in the amount of $279,376 and marketable securities of Crescent Point and one other Canadian public entity valued at $1,315,169.  Our intention is to hold the marketable securities indefinitely and, accordingly, the marketable securities have been classified as noncurrent assets.  Notwithstanding this classification, our working capital as of December 31, 2010 was $2,527,606, compared to $1,446,988 as of December 31, 2009.  The receivable from AEE was collected in full in March of 2011.

In March of 2010, our Board of Directors authorized implementation of a stock repurchase program, pursuant to which we were authorized to repurchase up to $500,000 of our then-outstanding common shares at prevailing market prices.  During the year ended December 31, 2010, we repurchased and retired 4,570,000 shares of our previously issued and outstanding common stock at an aggregate cost of $328,547 (average repurchase price of $0.07 per share).  We discontinued the share repurchase program effective November 1, 2010.

Historically, we have successfully raised additional operating capital through private equity funding sources and from the sale of various oil and gas prospects.  However, no assurances can be given that we will be able to obtain sufficient working capital through the sale of common stock and/or borrowing or that the development and implementation of our business plan will generate sufficient future revenues to sustain ongoing operations.

Possible Merger

On February 22, 2011, we entered into a non-binding letter of intent with AEE.  Pursuant to the terms of the letter of intent, we will form a wholly-owned subsidiary into which AEE will be merged.  We will be the surviving entity of the possible merger.

The closing of the possible merger is subject to, among other items, (i) the successful completion of standard due diligence by the parties, (ii) the negotiation, execution, and delivery of a definitive merger agreement, (iii) our obtaining an acceptable opinion of an investment banking firm to the effect that the possible merger is fair to us and to our stockholders, (iv) the registration of the common stock currently contemplated to be issued by us to the stockholders of AEE, and (v) the approval of the transaction by the boards of directors of both companies and by the stockholders of AEE.  The ratio of stockholdings between the companies at the closing of the possible merger, exclusive of any presently outstanding options, is currently anticipated to be 80% to the legacy stockholders of AEE and 20% to our legacy stockholders.

Litigation

In November 20, 2007, we were served with a complaint alleging, among other things,  breach of contract, misappropriation of confidential and proprietary information and of trade secret and claims under the Colorado Uniform Trade Secrets Act.  In January 2008, we filed a countersuit claiming abuse of process, intentional interference with an existing business and contractual relations, commercial disparagement and conspiracy.  In July 2009, we settled the lawsuit on terms that were favorable to us, including the payment of $255,000 of litigation settlement proceeds.  As of December 31, 2009, all of the litigation settlement proceeds had been collected.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 8. Financial Statements and Supplementary Data.

Our financial statements required to be included in Item 8 are set forth in the Index to Financial Statements on page F-1 of this Annual Report.

Eternal Energy Corp.

Consolidated Financial Statements

As of December 31, 2010 and 2009
For Each of the Two Years in the Period Ended December 31, 2010

Eternal Energy Corp.

Index to the Financial Statements

As of December 31, 2010 and 2009
For Each of the Two Years in the Period Ended December 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Eternal Energy Corp.

We have audited the accompanying consolidated balance sheets of Eternal Energy Corp. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eternal Energy Corp. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with U.S. generally accepted accounting principles.

Kelly & Company
Costa Mesa, California
March 18, 2011

Eternal Energy Corp.
Consolidated Balance Sheet
As of December 31, 2010 and 2009

	2010	2009
Current assets:
Cash	$2,400,362	$1,508,754
Trade receivables	248,461	120,927
Receivable from American Eagle Energy Inc.	279,376	-
Prepaid expenses	30,106	46,384
Spud fees receivable	-	20,000
Total current assets	2,958,305	1,696,065
Equipment and leasehold improvements, net of accumulated
depreciation and amortization of $149,142 and $100,208,
respectively	20,693	49,809
Oil and gas properties – subject to amortization, net of
accumulated depletion of $104,350 and $0, respectively	340,321	-
Oil and gas properties – not subject to amortization	590,368	412,797
Marketable securities	1,117,716	-
Marketable securities of related party	197,453	-
Assets held for sale	-	57,000
Deposits	5,345	5,345
Total assets	$5,230,201	$2,221,016
Current liabilities:
Accounts payable and accrued liabilities	$430,699	$138,664
Accrued oil and gas interests	-	25,155
Short-term asset retirement obligation	-	65,258
Total current liabilities	430,699	229,077
Long-term asset retirement obligation, net of discount of $23,647 and $36,720, respectively	13,853	177,697
Total liabilities	444,552	406,774
Commitments and contingencies	-	-
Stockholders’ equity:
Common stock, $.001 par value, 875,000,000 shares
authorized, 44,500,000 issued, 41,005,822 and
44,550,000 shares outstanding	41,006	44,550
Additional paid-in capital	9,199,305	9,524,308
Unrealized gains (losses) on marketable securities	415,463	-
Accumulated deficit	(4,870,125)	(7,754,616)
Total stockholders’ equity	4,785,649	1,814,242
Total liabilities and stockholders’ equity	$5,230,201	$2,221,016

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp. Consolidated Statements of Operations For Each of the Two Years in the Period Ending December 31, 2010

	2010	2009
Oil and gas sales	$207,788	$123,814
Gain on the sale of oil and gas property – subject to
amortization, net of costs	509,934	-
Gain on the sale of oil and gas property – not subject to
amortization, net of costs	4,735,253	-
Litigation settlement	-	255,000_
Total revenue	5,452,975	378,814
Operating expenses:
Oil and gas operating expenses	141,481	46,183
Impairment of oil & gas properties	-	3,617,222
General and administrative expenses	964,305	778,065
Stock-based compensation	-	485,177
Professional fees	388,427	346,709
Depreciation, depletion and amortization	153,284	45,540
Total operating expenses	1,647,497	5.318.896
Total operating income (loss)	3,805,478	(4,940,082)
Interest income	9,615	17,665
Dividend income	23,759	-
Accretion of discount on asset retirement obligation	(4,480)	-
Impairment of assets held for sale	(57,769)	-
Income (loss) before taxes	3,776,603	(4,922,417)
Provision from income taxes	(892,112)	-
Net income (loss)	$2,884,491	$(4,922,417)
Net income (loss) per common share:
Basic	$0.07	$(0.11)
Diluted	$0.07	$(0.11)
Weighted average number of shares outstanding:
Basic	42,463,530	44,550,000
Diluted	43,803,700	44,550,000

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp .
Consolidated Statements of Stockholders’ Equity
For Each of the Two Years in the Period Ended December 31, 2010

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2008	44,550,000	$44,550	$9,039,131	$-	$(2,832,199)	6,251,482
Stock-based compensation	-	-	485,177	-	-	485,177
Net loss	-	-	-	-	(4,922,417)	(4,922,417)
Balance, December 31, 2009	44,550,000	$44,550	$9,524,308	$-	$(7,754,616)	1,814,242
Net exercise of stock options	1,025,822	1,026	(1,026)	-	-	-
Repurchase and retirement of
common stock	(4,570,000)	(4,570)	(323,977)	-	-	(328,547)
Unrealized gain on securities	-	-	-	415,463	-	415,463
Net income	-	-	-	-	2,884,491	2,884,491
Balance, December 31, 2010	41,005,822	$41,006	$9,199,305	$415,463	$(4,870,125)	$4,785,649

The accompanying notes are an integral part of the financial statements .

Eternal Energy Corp.
Consolidated Statements of Cash Flows
For Each of Two Years in the Period Ended December 31, 2010

	2010	2009
Cash flows provided by (used for) operating activities:
Net income (loss)	$2,884,491	$(4,922,417)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Non cash transactions:
Stock-based compensation	-	485,177
Depreciation, depletion and amortization	153,284	45,540
Accretion of discount on asset retirement obligations	4,480
Impairment of oil and gas properties		3,617,222
Impairment of assets held for sale	57,769	-
Gain on the sale of oil and gas properties, subject to amortization	(509,934)	-
Gain on the sale of oil and gas properties, not subject to amortization	(4,735,253)	-
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expense	16,278	(37,118)
Decrease in spud fees receivable	20,000	730,000
Increase in other receivables	(90,034)	(120,927)
Increase in receivable from American Eagle Energy Inc.	(279,376)
Increase (decrease) in accounts payable and accrued liabilities	292,035	(3,245)
Net cash used for operating activities	(2,186,260)	(205,768)
Cash flows provided by (used for) investing activities:
Refund of deposit	-	1,599,021
Proceeds from the sale of oil & gas properties, subject to amortization	225,000	-
Proceeds from the sale of oil and gas properties, not subject to amortization	3,900,000	-
Additions to oil and gas properties	(673,265)	(558,092)
Additions to equipment and leasehold improvements	(22,287)	(54,108)
Proceeds from sale of equipment	1,700
Purchase of marketable securities - related party	(24,733)	-
Net cash provided by investing activities	3,406,415	986,821
Cash flows provided by (used for) financing activities:
Repurchase and retirement of shares	(328,547)	-
Net cash provided by (used for) investing activities	(328,547)	986,821
Net increase (decrease) in cash	891,608	(781.053)
Cash - beginning of period	1,508,754	727,701
Cash - end of period	$2,400,362	$1,508,754

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.
Consolidated Statements of Cash Flows
For Each of Two Years in the Period Ended December 31, 2010

Supplemental Disclosure of Cash Flow Information

	2010	2009
Cash paid during the year for:
Interest	$-	$-
Income taxes	892,112	-
Significant non-cash transactions:
Marketable securities acquired in connection with the sale of oil & gas properties	$874,973	$-
Unrealized gain on marketable securities	415,463	-
Accrual of oil & gas properties	-	25,251
Recording of asset retirement obligation	13,853	242,955
Cashless exercise of stock options	1,026	-

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Notes to the Consolidated Financial Statements

As of December 31, 2010 and 2009
For Each of the Two Years in the Period Ended December 31, 2010

1.       Description of Business

Eternal Energy Corp. (the “Company”) was incorporated in the state of Nevada in March 2003. The Company engages in the acquisition, exploration, development and producing of oil and gas properties. At December 31, 2010, the Company had entered into participation agreements related to oil and gas exploration projects in the Pebble Beach and Spyglass Prospects, located in Divide County, North Dakota, and Sheridan County, Montana and the Hardy Property, located in southeastern Saskatchewan, Canada.  In addition, the Company owns certain overriding royalty interests in oil and gas leases located in San Juan County, Utah and San Miguel County, Colorado.

2.       Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned, Canadian subsidiary, EERG Energy ULC.  The subsidiary was created to house the Company’s Canadian oil and gas property holdings and to conduct business activities within Canada.  All material intercompany accounts, transactions and profits have been eliminated.

These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

The Company has evaluated subsequent events through March 18, 2011, the date that the financial statements were issued and included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Revenue Recognition

The Company records the sale of its interests in prospects when the terms of the transaction are final and the sales price is determinable. Spud fee revenue is recognized when drilling commences.  Working interest, royalty and net profit interests are recognized as revenue when oil and gas is sold.

Concentration of Credit Risk

At December 31, 2010, the Company had $1,877,551 on deposit that exceeded the United States (FDIC) federally insurance limit of $250,000 per bank.

Eternal Energy Corp.

Notes to the Consolidated Financial Statements

As of December 31, 2010 and 2009
For Each of the Two Years in the Period Ended December 31, 2010

Foreign Currency Adjustments

The Company’s functional currency is the US Dollar.  All transactions are translated using historical exchange rates. Gains and losses resulting from foreign currency transactions are also included in current results of operations.  The Company recognized exchange losses totaling $24,104 and $0 for the years ended December 31, 2010 and 2009, respectively.

Cash and Cash Equivalents

Cash equivalents consist of time deposits and liquid debt investments with original maturities of three months or less at the time of purchase.

Components of Other Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under generally accepted accounting principles, are excluded from net income (loss). For the Company, such items consist solely of unrealized gains on marketable securities. The changes in other comprehensive income for the years ended December 31, 2010 and 2009 were $415,463 and $0, respectively.

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

At December 31, 2010, the Company has determined that all receivable balances are fully collectible and, accordingly, no allowance for doubtful accounts has been recorded.

Eternal Energy Corp.

Notes to the Consolidated Financial Statements

As of December 31, 2010 and 2009
For Each of the Two Years in the Period Ended December 31, 2010

Marketable Securities

The Company determines the appropriate classification of its investments in equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Marketable equity securities not classified as held-to-maturity or as trading are classified as available-for-sale, and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in stockholders’ equity.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are recorded at cost. Expenditures for major additions and improvements are capitalized and depreciated or amortized over the estimated useful lives of the related assets using the straight-line method for financial reporting purposes. The Company uses other depreciation or amortization methods (generally accelerated) for tax purposes, where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

Equipment	3 years
Leasehold improvements	lesser of useful life or lease term

When equipment and improvements are retired or otherwise disposed of, the cost and the related accumulated depreciation are removed from the Company’s accounts and any resulting gain or loss is included in the results of operations for the respective period.

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

Eternal Energy Corp.

Notes to the Consolidated Financial Statements

As of December 31, 2010 and 2009
For Each of the Two Years in the Period Ended December 31, 2010

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

Proceeds received from disposals are credited against accumulated cost except when the sale represents a significant disposal of reserves, in which case a gain or loss is recognized.  The sum of net capitalized costs and estimated future development and abandonment costs for each cost center is depleted using the equivalent unit-of-production method, based on proved oil and gas reserves.  Excluded from amounts subject to depletion are costs associated with unevaluated properties or properties for which no proven reserves have been identified.

Asset Retirement Obligations

The Company records asset retirement obligations in the period in which the obligation is incurred and when a reasonable estimate of fair value can be determined. The initial recording of an asset retirement obligation results in an increase in the carrying amount of the related long-lived asset and the creation of a liability.  The portion of the asset retirement obligation expected to be realized during the next 12-month period is classified as a current liability, while the portion of the asset retirement obligation expected to be realized during subsequent periods is discounted and recorded at its net present value.  The discount factor used to determine the net present value of the Company’s asset retirement obligation is 10%, which is consistent with the discount factor that is applied to oil and gas reserves when performing the periodic ceiling tests.

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

Eternal Energy Corp.

Notes to the Consolidated Financial Statements

As of December 31, 2010 and 2009
For Each of the Two Years in the Period Ended December 31, 2010

During the year ended December 31, 2009, the Company recorded asset retirement obligations for future costs to shut-in its West Ranch wells, totaling $279,675, with a present value of $242,955 at December 31, 2009.  The asset retirement obligation associated with the West Ranch Field was written off in June 2010 when the property was sold and included in the calculation of the gain recognized on the transaction.

During the year ended December 31, 2010, the Company recorded asset retirement obligations for future costs related to its Hardy Property totaling $37,500 with a present value of $13,852 at December 31, 2010.

Stock Repurchase Program

The Company implemented a stock repurchase program during 2010, for which it utilizes the cost method to account for shares reacquired under the program.  Under the cost method, common stock is reduced by the par value of the shares repurchased.  The difference between the total consideration given to reacquire the shares, including any broker commissions or other transaction costs, is recorded as a reduction of additional paid in capital.  The Company immediately retires all repurchased shares. The Company ceased its open market purchases of common stock on effective November 1, 2010.

Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Hierarchy Levels 1, 2 or 3 are terms for the priority of inputs to valuation techniques used to measure fair value. Hierarchy Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Hierarchy Level 2 inputs are inputs other than quoted prices included within Level 1 that are directly or indirectly observable for the asset or liability. Hierarchy Level 3 inputs are inputs that are not observable in the market.

The fair value measurements of the Company’s financial instruments at December 31, 2010 were as follows:

	Level 1	Level 2	Level 3	Total
Cash & equivalents	$2,400,362	$-	$-	$2,400,362
Marketable securities - related party		197,453	-	197,453
Marketable securities	1,117,716	-	-	1,117,716
	$3,518,078	$197,453	-	$3,715,531

Eternal Energy Corp.

Notes to the Consolidated Financial Statements

As of December 31, 2010 and 2009
For Each of the Two Years in the Period Ended December 31, 2010

The Company uses level 2 inputs to determine the fair value of its marketable securities - related party, which consists of common stock and warrants in an entity which is traded on the Canadian National Stock Exchange.  The warrants are valued using the Black Scholes Option Pricing Model which includes a calculation of historical volatility of the stock.

Accounting for Stock-Based Compensation

The Company measures compensation cost for all stock-based awards at fair value on the date of grant and recognizes compensation expense in its statements of operations over the service period that the awards are expected to vest. The Company has elected to recognize compensation cost for all options with graded vesting on a straight-line basis over the vesting period of the entire option. The Company recognized stock-based compensation expense of $0 and $485,177 for the years ended December 31, 2010 and 2009, respectively.

Basic and Diluted Loss Per Share

Basic earnings (loss) per common share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed in the same way as basic earnings (loss) per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per common share for the year ended December 31, 2009 is computed in the same way as basic loss per common share, as the inclusion of additional common shares that would be outstanding if all potential common shares had been issued would have been anti-dilutive.  See Note 10 for the calculation of basic and diluted weighted average common shares outstanding for the years ended December 31, 2010 and 2009.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax benefits and consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred income tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  U.S. deferred tax liabilities are not recognized on profits that are expected to be permanently reinvested in Canada and, thus, are not considered to be available for distribution to the parent company.  Net operating loss carry forwards and other deferred tax assets are reviewed annually for recoverability and, if necessary, are recorded net of a valuation allowance.

Eternal Energy Corp.

Notes to the Consolidated Financial Statements

As of December 31, 2010 and 2009
For Each of the Two Years in the Period Ended December 31, 2010

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent obligations in the financial statements and accompanying notes. The Company’s most significant assumptions are the estimates used in the determination of the deferred income tax asset valuation allowance, the valuation of oil and gas reserves to which the Company owns rights, estimates related to the asset retirement obligation and the valuation of the warrants held by the Company as investments. The estimation process requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain. Actual results could differ materially from these estimates.

New Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-06, Improving Disclosures about Fair Value Measurements (“FASB 2010-06”), which amends ASC 820-10 and requires, among other things, new disclosures regarding the transfers in and out of hierarchy levels 1 and 2 as well as the gross presentation of changes in estimated measurements for level 3 measurements.  In addition, FASB 2010-06 provides clarifying direction with respect to disclosures regarding the various levels of disaggregation and about specific inputs and valuation techniques.  FASB 2010-06 is effective for interim and annual reporting periods beginning after December 31, 2009, except for the gross presentation of level 3 measurement activities, which is effective for fiscal years beginning after December 15, 2010.  The adoption of FASB 2010-06 has not had a material effect on the Company’s financial statements.

In February 2010, the FASB issued Accounting Standards Update 2010-09, Amendments to Certain Recognition and Disclosure Requirements, which amended ASC 855 and which requires issuers of financial statements to evaluate subsequent events through the date on which the financial statements are issued.  FASB 2010-09 defines the term “SEC Filer” and eliminates the requirement that an SEC filer disclose the date through which subsequent events have been evaluated.  This change was made to alleviate potential conflicts between ASC 855-10 and the reporting requirements of the SEC.  FASB 2010-09 is effective immediately, but has not had a material effect on the Company’s financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-03, Oil and Gas Reserve Estimation and Disclosures (“FASB 2010-03”), which amended Extractive Activities – Oil and Gas (Topic 932).  Among other things, FASB 2010-03 expands the definition of oil and gas producing activities and requires companies to use a twelve-month average price, rather than a year-end price, when estimating whether reserve quantities are economical to produce.  In addition, FASB 2010-03 requires separate reserve disclosures for geographical areas that contain more than fifteen percent of an entity’s total reserves and provides guidance with respect to the applicability of reporting requirements for equity investments in oil and gas producing entities.  FASB 2010-03 is effective for annual reporting periods ending on or after December 31, 2009.  The adoption of FASB 2010-03 has not had a material effect on the Company’s financial statements.

Eternal Energy Corp.

Notes to the Consolidated Financial Statements

As of December 31, 2010 and 2009
For Each of the Two Years in the Period Ended December 31, 2010

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

3.       Marketable Securities

Available-for-sale marketable securities at December 31, 2010 consist of the following:

		Gains in	Losses in
		Accumulated	Accumulated
	Estimated	Other	Other
	Fair	Comprehensive	Comprehensive
	Value	Income	Income
Noncurrent assets:
Common stock	$1,117,716	$242,743	$-
Common stock and warrants - related party	197,453	172,720	-
Total available-for-sale marketable securities	$1,315,169	$415,463	$-

The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market. Warrants to purchase common stock are calculated using the Black-Scholes Option Pricing Model, with the following assumptions;

Eternal Energy Corp.

Notes to the Consolidated Financial Statements

As of December 31, 2010 and 2009
For Each of the Two Years in the Period Ended December 31, 2010

Risk-free interest rate	0.21%
Expected volatility of common stock	223%
Dividend yield	$0.00
Expected life of options	1.4 years

A marketability discount was applied to the related party shares and warrants.  There were no sales of marketable securities for the years ended December 31, 2010 or 2009.

4.       Sale of Royalty and Property Interests

Effective April 1, 2010 the Company sold all of its gross overriding royalty interest in approximately 264,000 net acres within an area of mutual interest located in southeastern Saskatchewan to Ryland Oil Corporation (“Ryland”).  Total consideration received included $2.9 million in cash, 2,145,883 shares of Ryland’s common stock, which were valued at approximately $874,973 as of the date of sale, and an assignment of Ryland’s 100% working interest in approximately 4,480 net acres located in Saskatchewan, and related equipment, valued at $238,681.  The royalty interest was included in the Canadian cost center of the Company’s full-cost pool that is not subject to amortization, which, at the time of the sale, had a zero balance.  As a result, the Company recognized a gain of $4,013,654 on the sale of the gross overriding royalty interest.

Also effective April 1, 2010, to Company entered into a Purchase and Sale Agreement with Ryland’s wholly-owned subsidiary, Rover Resources Inc. (“Rover”), in which the Company agreed to sell its ten percent working interest in approximately 700 net acres located in North Dakota to Rover for $1 million cash.  The acreage sold was part of the Company’s Pebble Beach Prospect, which was included in the US cost center of the Company’s full-cost pool that is not subject to amortization.  After allocating a portion of the excess proceeds received to the remaining properties that were included in the full-cost pool, the Company recognized a gain on the sale in the amount of $722,645.

In June 2010, the Company sold its 75% working interest in the West Ranch Field for cash consideration totaling $262,500 and the assumption, by the purchaser, of all plugging, abandonment and environmental reclamation liabilities.  $37,500 is still receivable at December 31, 2010.  As discussed in Note 6, the Company had fully impaired its investment in the West Ranch Field in August 2009 as a result of the non-renewal of certain oil and gas leases.  At the time of the sale, the West Ranch Field was the only property included in the portion of the Company’s full-cost pool that is subject to amortization.  Accordingly, the full amount of the cash proceeds received from the sale, as well as the extinguishment of the $247,434 asset retirement obligations associated with the property, were recognized as a gain on the transaction.  The aggregate gain recognized as a result of the sale totaled $509,934.

Eternal Energy Corp.

Notes to the Consolidated Financial Statements

As of December 31, 2010 and 2009
For Each of the Two Years in the Period Ended December 31, 2010

5.        Equipment and Leasehold Improvements

The following is a summary of equipment and improvements, at cost, as of December 31, 2010 and 2009:

	2010	2009
Office equipment	$122,325	$102,507
Leasehold improvements	47,510	47,510
Total equipment and improvements	169,835	150,017
Less: accumulated depreciation and amortization	(149,142)	(100,208)
Equipment and improvements, net	20,693	49,809

Depreciation and amortization expense for the years ended December 31, 2010 and 2009 was $48,934 and $45,540, respectively.

During 2008 and 2009, the Company purchased an aggregate of $57,000 of down-hole tools.  Because the Company no longer possesses exclusive rights to utilize the down-hole gas and water separation technology, the Company has no plans to utilize the tools in the foreseeable future.  In September 2010, the Company’s management ceased actively marketing the tools to other exploration and development companies.  Accordingly, the down-hole tools, which were classified as assets held for sale, are considered to be fully impaired as of December 31, 2010 and a non-operational impairment loss was recorded during the year then ended.

6.       Oil and Gas Properties

As of December 31, 2010 and 2009, the Company’s cost centers are as follows:

	2010		2009
	Amortizable	Non-Amortizable	Amortizable	Non-Amortizable
United States	$-	$590,368	$-	$411,751
Canada	340,321	-	-	1,046
Total	$340,321	$590,368	$-	$412,797

 Producing Properties

During the years ended December 31, 2010 and 2009, the Company held investments in two properties containing existing oil and gas wells, each of which was subject to amortization.

Eternal Energy Corp.

Notes to the Consolidated Financial Statements

As of December 31, 2010 and 2009
For Each of the Two Years in the Period Ended December 31, 2010

West Ranch Property

Through various transactions that occurred during 2007, the Company acquired a 75% working interest in the South West Extension of the West Ranch Field (the “West Ranch Property”), located in Jackson County, Texas.  In August 2009, certain leases included in the West Ranch Property expired and, as a result, the reserves associated with these leases contained in the Glasscock Reservoir were no longer available to the Company.  These leases were pivotal to the implementation of a waterflood program designed to stimulate production throughout the West Ranch Property.  Because there was no reasonable certainty that the Company would seek to extract the underlying reserves associated with the remaining West Ranch leases, the economic value of these reserves could not be used to evaluate the recoverability of the Company’s investment in the West Ranch Property.  Accordingly, the Company fully impaired the portion of its full-cost pool that is subject to amortization in August 2009.

The net capitalized cost of the West Ranch Property as of December 31, 2010 and 2009 is summarized below:

	2010	2009
Acquisition costs	$-	$1,888,078
Development costs	-	846,954
	-	2,735,032
Cumulative depletion	-	(57,667)
Impairment	-	(2,677,365)
Balance at December 31, 2010 and 2009	$-	$-

Because the wells were shut-in, prior to their sale in June 2010, the Company recognized no depletion expense related to the West Ranch property for the years ended December 31, 2010 and 2009.

Hardy Property

As discussed in Note 4, the Company acquired a 100% working interest in approximately 4,480 net acres located Saskatchewan, Canada in connection with the sale of certain gross overriding royalty interest to Ryland.  The Hardy Property contained one existing well with equipment valued at approximately $238,681 at the time of the purchase.  The Hardy well had been shut in since early 2009 due to mechanical issues.  Shortly after the acquisition, the Company sold 50% of its working in the Hardy Property to American Eagle Energy Inc. (“AEE”) and received a 50% working interest in acreage located in Divide County, North Dakota (the “Spyglass Prospect”).  The transaction was treated as a like-kind exchange, with the 50% of the Company’s carrying value of the Hardy Property being allocated to the Spyglass Prospect.

Eternal Energy Corp.

Notes to the Consolidated Financial Statements

As of December 31, 2010 and 2009
For Each of the Two Years in the Period Ended December 31, 2010

In August 2010, the Company, along with AEE, its working interest partner, recompleted the Hardy 7-9 well at an aggregate cost of $475,274.  The Company’s portion of the -recompletion cost was $237,637.  The Hardy 7-9 well was returned to production in September 2010 and, as of December 31, 2010, was producing an average of approximately 58 barrels of oil and 200 barrels of water day.

As discussed in Note 14, the Company obtained a reserve report related to the Hardy Property as of December 31, 2010.  The reserve report was used to determine the amount of depletion expense that the Company recognized, based on it actual units of production.  The Company recognized depletion expense of $104,350 and $0 related to the Hardy Property for the years ended December 31, 2010 and 2009, respectively.

Exploratory Prospects

The Company has entered into participation agreements in a number of exploratory oil and gas properties. Unproven exploratory prospects are excluded from its respective amortizable cost pool.  Each prospect’s costs are transferred into the amortization base on an ongoing (well-by-well or property-by-property) basis as the prospect is evaluated and proved reserves are established or impairment is determined. Four of the properties have been abandoned as of December 31, 2010. The Company has a working interest and/or overriding royalty interest in the wells on the remaining prospects, if they are successful. The Company paid certain amounts upon execution of the agreements and is obligated to share in the drilling costs of the exploratory wells. In addition, the Company has agreed to issue shares of its common stock based upon the proven reserves of the property. The capitalized costs of the exploratory prospects are not subject to amortization because no proven reserves have been assigned to the prospects.  The nature of the capitalized costs of the unproven prospects is as follows:

			Aggregate
			Through
	2010	2009	2008	Total
United States
Acquisition costs	$386,687	$25,252	$1,950,802	$2,362,741
Exploration costs	69,285	-	136,918	206,203
Development costs	-	-	-	-
Disposals	-	-	-	-
Impairments and sales	(277,355)	(936,855)	(764,366)	(1,978,576)
United States total	$178,617	$(911,603)	$1,323,354	$590,368
Canada
Acquisition costs	$-	$-	1,443	$1,443
Exploration costs	-	-	-	-
Development costs	-	-	-	-
Impairments and sales	(1,046)	-	(397)	(1,443)
Canada total	$(1,046)	$-	$1,046	$-

Eternal Energy Corp.

Notes to the Consolidated Financial Statements

As of December 31, 2010 and 2009
For Each of the Two Years in the Period Ended December 31, 2010

The North Sea
Acquisition costs	$-	$-	$197,988	$197,988
Exploration costs	-	3,003	1,509,202	1,512,205
Development costs	-	-	-	-
Impairments	-	(3,003)	(1,543,680)	(1,546,683)
Disposals	-	-	(163,510)	(163,510)
North Sea total	$-	$-	$-	$-
Total capitalized costs, not subject to amortization				$590,368

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

No exploratory wells were drilled in the BSSV Prospect prior to the expiration of the Company’s leases in August 2009.  Upon expiration of the leases, the cost basis of the BSSV Prospect was transferred into the amortizable pool.  As noted above, the entire full-cost pool, subject to amortization, was fully impaired as of December 31, 2009.

Pebble Beach Prospect

In 2006, the Company entered into a series of agreements that resulted in the acquisition of a ten percent working interest in a joint venture with Rover.  The joint venture was formed to explore and develop certain prospects principally located in Divide County, North Dakota.

As noted in Note 4, the Company sold its working interest in approximately 700 net acres located within the Pebble Beach prospect to Rover for cash consideration totaling $1 million.  Pursuant to full-cost accounting guidelines, the Company allocated a portion of the gross gain from the sale ($277,355) to the remaining properties included in the portion of the Company’s full-cost pool that is not subject to amortization, based on the relative fair market values of the properties included in the pool at the time of the sale.  The Company recognized a net gain of $722,645 on the sale.

Eternal Energy Corp.

Notes to the Consolidated Financial Statements

As of December 31, 2010 and 2009
For Each of the Two Years in the Period Ended December 31, 2010

As of December 31, 2010, the Company still owns a 10% working interest in approximately 2,700 net acres located within the Pebble Beach Prospect.  The carrying value of the Company’s investment in the Pebble Beach Prospect as of December 31, 2010 was $129,861.

Management is currently in the process of developing its exploration strategy relative to the remaining acreage within the Pebble Beach Prospect.  Exploratory drilling on the Pebble Beach Prospect commenced during the fourth quarter of 2010.  As of December 31, 2010 the Company had elected to participate in the drilling of 14 exploratory wells and has subsequently elected to participate in 9 additional wells.  The Company’s interest in these wells would range from 0.0375% to 3.4225%.

This Pebble Beach prospect is evaluated for impairment annually.  There were no impairments evident at December 31, 2010.

Spyglass Prospect

In June 2010, the Company sold 50% of its working interest in the Hardy Property to AEE in exchange for a 50% working interest in approximately 6,239 net acres located within Divide County, North Dakota (the “Spyglass Prospect”).  The Company reclassified 50% of the then carrying value of its investment in the Hardy Prospect ($126,029) to the Spyglass Prospect at the time of the sale.  Because no proven reserves have been identified, the Spyglass Prospect has been assigned to the portion of the full-cost pool that is not subject to amortization.  Management is currently in the process of evaluating the results of nearby wells drilled by other companies in order to develop its exploration strategy relative to the Spyglass Prospect

Steamroller Prospect

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

Eternal Energy Corp.

Notes to the Consolidated Financial Statements

As of December 31, 2010 and 2009
For Each of the Two Years in the Period Ended December 31, 2010

The North Sea

North Sea Quad 14 and Quad 41/42

In 2005 and 2006, the Company acquired working interests in the Quad 41/42 Prospect with the obligation to fund 15% of the drilling costs of an exploratory well. The Company placed $1.5 million on deposit to cover its share of the drilling costs. The exploratory well was completed in 2007.  No economically viable reserves were discovered.

The Company disputed its obligation to participate in the drilling of the Quad 41/42 exploratory well due to material increases in the projected drilling costs.  Accordingly, no amount held on deposit was released to the operator.  The entire amount of funds held on deposit, plus accrued interest ($1,604,101 in total), was returned to the Company during 2009.

The Company recorded impairments of The North Sea Cost Pool during the year ended December 31, 2010 and 2009 as follows:

	2010	2009
Quad 14	$-	$3,003
Quad 41/42		-
Totals	$-	$3,003

The following table summarizes the costs of Company’s aggregate exploratory activities for all unproven prospects for the years ended December 31, 2010 and 2009:

	2010	2009
Balance at the beginning of the period	$412,797	$1,324,400
Additions to exploratory costs	455,972	28,255
Impairments / gain allocations	(278,401)	(939,858)
Balance at the end of the period	$590,368	$412,797

7.       Asset Retirement Obligations

As of December 31, 2009, the Company had recorded an aggregate asset retirement obligation associated with its investment in the West Ranch Field in the amount in the amount of $242,955.  The asset retirement obligation represented estimated discounted future plugging and abandonment costs associated with each of the 30 wells located within the Southwest Extension of the West Ranch Field.

Eternal Energy Corp.

Notes to the Consolidated Financial Statements

As of December 31, 2010 and 2009
For Each of the Two Years in the Period Ended December 31, 2010

As discussed in Note 4, the Company sold its interest in the West Ranch Field in June 2010.  Pursuant to the terms of the sale agreement, the purchaser assumed all future plugging liabilities associated with the West Ranch wells.  Accordingly, the Company removed the asset retirement obligation associated with the West Ranch Field from its books and considered the extinguishment of this debt in calculating the gross gain realized on the sale.

As of December 31, 2010, the Company owns a 50% working interest in the Hardy Property, which contains one existing well.  As of December 31, 2010, the Company has recorded asset retirement obligations associated with the future plugging and abandonment of the Hardy well totaling $37,500, with a discounted value of $13,852.  The projected plugging date for the Hardy well is December 2020.

8.       Income Taxes

For the year ended December 31, 2009, the Company incurred a net operating loss and, accordingly, no provision for income taxes was recorded.  In addition, no benefit for income taxes was recorded due to the uncertainty of the realization of any tax assets.

The Company recognized net income of $2,884,491 for the year ended December 31, 2010.  However, as discussed below, the Company has sufficient net operating loss carryforwards (“NOL’s”) to offset any current year taxable income.  As a result, the Company has not recognized any US income tax expense for the current period.

As of December 31, 2010 the Company had cumulative net loss carryforwards of approximately $2,670,189 available to offset future US taxable earnings.  The NOL’s, if not utilized, will begin to expire in 2023.

In June 2010, the Company remitted $892,112 to the Canadian Revenue Agency in connection with the sale of certain gross overriding royalty interests.  A foreign tax credit related to the payment of the Canadian taxes is available to reduce future US tax liabilities, once the Company’s NOL’s have expired or been fully utilized.

As a result of its losses, the Company has not recorded any current or deferred income tax provision for the years ended December 31, 2010 and 2009.  Significant components of the Company’s deferred income tax assets and liabilities at December 31, 2010 and 2009 are as follows:

	2010	2009
Tax effect of available NOL’s	$907,864	$2,184,967
Estimated available foreign tax credits	892,112	-
Total deferred tax assets	1,799,976	2,184,967
Less: Valuation allowance	(1,799,976)	(2,184,967)
Net deferred income tax assets	-	-

Eternal Energy Corp.

Notes to the Consolidated Financial Statements

As of December 31, 2010 and 2009
For Each of the Two Years in the Period Ended December 31, 2010

Prior to recognizing income for the year ended December 31, 2010, the Company recognized net losses in each fiscal year since inception.  Based on the Company’s history of net losses, management believes that it is more likely than not that the net deferred tax assets will not be fully realizable.  Accordingly, the Company has recorded a full valuation allowance against its deferred tax assets as of December 31, 2010.

A reconciliation between the amount of income tax (benefit) expense for the year ended December 31, 2010 and 2009, determined by applying the applicable US statutory income tax rates, is as follows:

	2010	2009
US Net income (loss) before taxes	$2,884,491	$(4,922,417)
US Statutory tax rate	34%	34%
Estimated tax expense (benefit)	980,727	(1,673,622)
Provision for deferred taxes	(980,727)	1,673,622
Foreign taxes paid	892,112	-
Net income tax expense (benefit)	$892,112	$-

9.       Commitments and Contingencies

Drilling Obligations

The Company has the option to participate in the drilling of future exploratory wells related to its 10% working interest in the Pebble Beach prospect should any such wells be proposed by the other working interest owners.

Employment Agreements

Effective November 1, 2009, the Company renewed its two-year employment agreement with its President and Chief Executive Officer.  The financial terms of the renewed employment agreement are substantially the same as the previous employment agreements, which provide for annual compensation of $174,000.  The contract is scheduled to expire on October 31, 2011.

Departure of Employees

On November 1, 2010, the Company terminated the employment of its Chief Financial Officer and Vice President of Engineering without cause.  The former Chief Financial Officer received a severance package consisting of a one-time payment of $35,000.  The former Vice President of Engineering received a severance package consisting of six, monthly payments totaling $72,000.  Both individuals exercised their outstanding stock options by affecting a net exercise, as provided by their separation agreements.  As a result, the former Chief Financial Officer received 410,489 shares of the Company’s common stock in exchange for his 923,600 outstanding options, and the former Vice President of Engineering received 615,333 shares of the Company’s common stock in exchange for his 1,384,500 outstanding options.  The options had an exercise price of $0.05 per option.  The closing trading price of the Company’s common stock on the day that the net exercise occurred was $0.09 per share.

Eternal Energy Corp.

Notes to the Consolidated Financial Statements

As of December 31, 2010 and 2009
For Each of the Two Years in the Period Ended December 31, 2010

Lease Obligation

Effective January 1, 2009, the Company entered into an agreement to lease its current office space.  The new lease has a term of 36 months and expires in December 31, 2011.

Future lease payments related to the Company’s office and equipment leases are as follows:

Amount
2011	$64,140
2012	-
2013	-
2014	-
2015	-
Total	$64,140

Gross office rent expense for the years ended December 31, 2010 and 2009 was $72,454 and $77,674, respectively.  In July 2010, the Company began subleasing a portion of its office space to AEE.  The Company received sublease payments from AEE totaling $5,219 for the year ended December 31, 2010.  The Company received sublease payments totaling $32,000 during the year ended December 31, 2009 from Roadrunner Oil & Gas Inc., its former sublease tenant.  Sublease payments received are treated as a reduction of gross rent expense.

10.       Earnings (Loss) Per Share

The following is a reconciliation of the number of shares used in the calculation of basic earnings (loss) per share and diluted earnings (loss) per share for the years ended December 31, 2010 and 2009:

Eternal Energy Corp.

Notes to the Consolidated Financial Statements

As of December 31, 2010 and 2009
For Each of the Two Years in the Period Ended December 31, 2010

	2010	2009
Net earnings (loss)	$2,884,491	$(4,922,417)

Weighted average number of common shares outstanding	42,463,530	44,550,000
Incremental shares from the assumed exercise of dilutive stock options	1,340,170	-
Diluted common shares outstanding	43,803,700	44,550,000
Net earnings (loss) per share - basic	$0.07	$(0.11)
Net earnings (loss) per share - diluted	$0.07	$(0.11)

In periods where the Company incurred a loss, the following securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	2010	2009
Stock Options	N/A	6,000,000

11.       Equity Transactions

Stock Repurchases

In March 2010, the Company’s Board of Directors authorized implementation of a stock repurchase program, pursuant to which the Company was authorized to repurchase up to $500,000 of its then-outstanding common shares at prevailing market prices.  During the year ended December 31, 2010, the Company repurchased and retired 4,570,000 shares of its previously issued and outstanding common stock at an aggregate cost of $328,547 (average repurchase price of $0.07 per share).  The Company discontinued the share repurchase program effective November 1, 2010.

Issuance and Cancellation of Restricted Stock

In September 2009, the Company announced that it had granted 6,500,000 restricted shares of common stock to its directors and officers in exchange for the return and cancellation of 5,393,800 unexercised options to purchase shares of common stock.  In October 2009, the Company’s board of directors rescinded the grant of the restricted common shares, effective on the original grant date.  Because the restricted stock certificates were never delivered to the intended recipients, management has determined that the title to the shares never transferred.  Accordingly, no stock-based compensation was recorded in connection with the issuance of the restricted shares.  The stock options remained cancelled.

Eternal Energy Corp.

Notes to the Consolidated Financial Statements

As of December 31, 2010 and 2009
For Each of the Two Years in the Period Ended December 31, 2010

Cancellation and Issuance of Stock Options

As noted above, the Company cancelled 5,393,000 stock options in September 2009.

In October 2009, the Company granted 6,000,000 options to purchase shares of the Company’s common stock to its directors and officers.  The stock options have a five-year life, vest immediately and have an exercise price of $0.05, which exceeded the volume weighted average closing price of the Company’s common stock for the five-day period preceding the grant.  The Company has accounted for the new stock option grant as a modification of the previously outstanding stock options and, accordingly, immediately recognized stock-based compensation expense of $145,190 associated with the new grant and the remaining $67,071 of unamortized stock-based compensation associated with the original stock options.

The assumptions used in the Black-Scholes option pricing model for the stock options granted in September 2009 were as follows:

Risk-free interest rate	2.37%
Expected volatility of common stock	101%
Dividend yield	$0.00
Expected life of options	5 years
Weighted average fair market value of options granted	$0.03

The Company did not grant any stock options during 2010.  Accordingly, the Company did not recognize any stock-based compensation expense for the year ended December 31, 2010.

During December 2010, 2,308,000 stock options were exercised by former members of the Company’s management.  The transactions were completed as net exercises, resulting in 1,025,822 shares of the Company’s stock being issued.  The stock-based compensation expense associated with these options was recognized previously in 2009 when the options were granted.

A summary of stock option activity for the years ended December 31, 2010 and 2009 is presented below:

Eternal Energy Corp.

Notes to the Consolidated Financial Statements

As of December 31, 2010 and 2009
For Each of the Two Years in the Period Ended December 31, 2010

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contract
	Options	Price	Term
Outstanding at December 31, 2008	5,543,800	$0.46	4.4 years
Options granted	6,000,000	$0.05	-
Options exercised	-	-	-
Options expired	-	-	-
Options forfeited	(5,543,800)	$0.46	-
Outstanding at December 31, 2009	6,000,000	$0.05	3.4 years
Options granted	-	$-	-
Options exercised	(2,308,000)	0.05	-
Options expired	-	-	-
Options forfeited	-	$-	-
Outstanding at December 31, 2010	3,692,000	$0.05	2.4 years
Exercisable at December 31, 2010	3,692,000	$0.05	2.4 years

The options outstanding as of December 31, 2010 have a per share intrinsic value of $0.05 and an aggregate intrinsic value of $184,600.

Shares Reserved for Future Issuance

As of December 31, 2010, the Company has reserved 3,692,000 shares for future issuance upon exercise of outstanding options.

12.       Related Party Transactions

In June 2010, the Company purchased 500,000 shares of common stock, with attached warrants, of Covenant Resources Ltd., an entity related by virtue of a common director.  The aggregate cost of stock and warrants was $24,733.  Each share of common stock purchased included a warrant that enables the Company to purchase an additional share of common stock at a price of $0.05 per share.  Covenant Resources changed its name to Passport Energy Ltd. (“Passport”) in December 2010.  As of December 31, 2010, the fair-market value of the Company’s investment in Passport was $197,453.

13.       Subsequent Events

On February 22, 2011, the Company announced that it had entered into a non-binding letter of intent with AEE to merge the two companies.  Pursuant to the terms of the letter of intent, the Company will form a wholly-owned subsidiary into which American Eagle will be merged, with the Company emerging as the surviving entity.  The ratio of stockholdings between the two companies at the time of closing is expected to be 80% for AEE’s legacy stockholders and 20% for Eternal Energy stockholders.

Eternal Energy Corp.

Notes to the Consolidated Financial Statements

As of December 31, 2010 and 2009
For Each of the Two Years in the Period Ended December 31, 2010

On February 28, 2011, the Company extended a short-term loan to AEE in the amount of $1,195,678 for the purpose of closing a lease acquisition transaction.  The funds were repaid by AEE on March 4, 2011.  The short-term loan bore interest at a rate of 0.51% per annum, the lowest allowable rate per IRS guidelines.

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

The Company has retained an independent petroleum engineering consultant to determine its annual estimate of oil and gas reserves as of December 31, 2010.  The independent consultant estimated the oil and gas reserves associated with the Company’s Hardy Property using generally accepted industry standards, which include the review of technical data, methods and procedures used in estimating reserves volumes, the economic evaluations and reserves classifications.

The Company believes that the methodologies used by the independent consultant in preparing the relevant estimates generally comply with current Securities and Exchange Commission standards.

The following table summarizes changes in the Company’s oil and gas reserves for the years ended December 31, 2010 and 2009:

Eternal Energy Corp.

Notes to the Consolidated Financial Statements

As of December 31, 2010 and 2009
For Each of the Two Years in the Period Ended December 31, 2010

		2010	2009
	Oil (bbls)	Gas (mcf)	Oil (bbls)	Gas (mcf)
Proved developed and undeveloped reserves
Beginning of year	-	-	658,379	363,719
Purchases of minerals in place	202,826	-	-	-
Production	(4,001)	-	-	-
Revisions of previous estimates	-	-	(658,379)	(363,719)
End of year	198,825	-	-	-

		2010	2009
	Oil (bbls)	Gas (mcf)	Oil (bbls)	Gas (mcf)
Proved developed reserves
Beginning of year	-	-	170,371	304,591
End of year	50,478	-	-	-

Standardized Measure, Including Year-to-Year Changes Therein, of Discounted Future Net Cash Flows

For purposes of the following disclosures, estimates were made of quantities of proved reserves and the periods during which they are expected to be produced. Future cash flows were computed by applying year-end prices, except in those instances where future oil or natural gas sales are covered by physical contract terms providing for higher or lower prices, to the Company’s share of estimated annual future production from proved oil and gas reserves, net of royalties. Future development and production costs were computed by applying year-end costs to be incurred in producing and further developing the proved reserves. Future income tax expenses were computed by applying, generally, year-end statutory tax rates (adjusted for permanent differences, tax credits, allowances and foreign income repatriation considerations) to the estimated net future pre-tax cash flows. The discount was computed by application of a 10 % discount factor. The calculations assumed the continuation of existing economic, operating and contractual conditions at December 31, 2010.

Standardized Measure of Discounted Future Net Cash Flows

	At December 31,
	2010	2009
Future cash flows	$5,350,175	$-
Future costs
Production costs and other operating expenses	(1,215,802)	-
Development costs	(930,000)	-
Future income tax expense	-	-
Future net cash flows	3,204,373	-
Ten percent discount factor	(1,265,320)	-
Standardized measure	$1,939,053	$-

Eternal Energy Corp.

Notes to the Consolidated Financial Statements

As of December 31, 2010 and 2009
For Each of the Two Years in the Period Ended December 31, 2010

The following table summarizes the changes in the Company’s standardized measure of discounted future net cash flows for the years ended December 31, 2010 and 2009:

	2010	2009
Standardized measure of discounted future cash flows
Beginning of year	$-	$11,498,575
Net change in sales prices and future production costs	-	-
Change in estimated future development costs	-	-
Sales of oil and gas produced during the year	(133,303)	-
Net change due to purchases of minerals in place	2,072,356	-
Net change due to revisions in quantity estimates	-	(11,498,575)
Net change in income taxes	-	-
Accretion of discount	-	-
End of year	$1,939,053	$-

Assumed prices used to calculate future cash flows

	At December 31,
	2010		2009
Oil price per barrel		$76.87	$	N/A
Gas price per mcf	$	N/A	$	N/A

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no disagreements in the applicable period.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2010.  Based on this evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, during the period and as of the end of the period covered by this Annual Report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

Our Principal Executive Officer and Principal Financial Officer does not expect that our disclosure controls and procedures will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met.  Further, the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Our management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010, based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

Changes in Internal Control over Financial Reporting

During 2010, we implemented processes designed to strengthen the review of our accounting policies and the applicability of these policies to individual transactions and disclosures included in our financial statements.  The new processes include a more robust review of changes made to reporting forms and filing requirements, as provided by the U.S. Securities and Exchange Commission in its various releases and interpretations, as well as the implementation of additional levels of review of financial information by our management team. The implementation of these procedures meets the criteria of changes in our system of internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth information concerning current executive officers and directors as of the date of this Annual Report:

Name	Age	Position
Bradley M. Colby	54	Director, President, CEO and Treasurer
John Anderson	47	Director
Paul E. Rumler	57	Director and Secretary

Bradley M. Colby – Mr Colby was appointed as our President, Chief Executive Officer and Treasurer and as one of our directors on November 4, 2005.  For the four years prior to joining us, Mr. Colby was a principal at Westport Petroleum, Inc., where he bought and sold producing properties for his own account.  Mr. Colby received a B.S. in Business-Minerals Land Management from the University of Colorado in 1979 and studied petroleum engineering at the Colorado School of Mines.

John Anderson – Mr. Anderson was appointed as a Director on November 4, 2005.  From December of 1994 to the present, he has served as President of Axiom Consulting Partners, a personal consulting and investing company primarily involved in capital raising for private and public companies in North America, Europe, and Asia.  Mr. Anderson is the founder and General Partner of Aquastone Capital Partners LLC, a New York-based private gold and special situations fund and serves as the President of Purplefish Capital Ltd., which specializes in financial consulting with small- to mid-cap companies in the resource sector.  Mr. Anderson holds a B.A. from University of Western Ontario.  He serves as a director or an executive officer of a number of publicly traded natural resources companies with operations around the world:

•	Blue Note Mining Inc. (TSX – Venture Exchange), a gold company in Quebec, Canada – director since August 2009.

•
Cadan Resources Corp. (TSX – Venture Exchange), a gold and copper producing company operating in the Philippines – director since February 2007, becoming the Chairman of the Board in January 2010 and its Executive Chairman in October 2010.

•	Dawson Gold Corporation (TSX – Venture Exchange), a mineral exploration company – director since March 2008.

•	Huakan International Mining, Inc. (TSX – Venture Exchange), a gold and exploration company in British Columbia, Canada and Washington State – director since June 2010.

•	Northern Freegold Resources Ltd. (TSX – Venture Exchange), a gold exploration and development company in Yukon, Canada – director since January 2010.

•	Passport Energy Ltd. (Canadian National Stock Exchange), a Canadian natural resources company – director since September 2009.

•	Simba Gold Corp. (TSX – Venture Exchange), a company developing gold projects in Rwanda – director since January 2009 and serves as interim Chief Executive Officer.

•	Soho Resources Corp. (TSX – Venture Exchange), a mining company in Mexico – director since November 2010.

•	Sona Resource Corp. (TSX – Venture Exchange), a mine development company – director since June 2006.

•
Strategic Resources Ltd. (Other OTC), a Nevada company in the business of exploring, acquiring and developing advanced precious metals and base metal properties – President, Chief Executive Officer, Secretary, and Treasurer and a Director since May 2004.

•
Wescorp Energy, Inc. (OTC Bulletin Board), an oil and gas operations solution and engineering company – director between October 2001 and May 2009, Secretary and Treasurer from April 2003 to May 2009, and President and chief Executive Officer between March 2003 and May 2004.

Paul E. Rumler – Mr. Rumler was appointed as one of our directors on July 26, 2007, and he became our corporate Secretary on October 22, 2007.For more than the preceding five years,  Mr. Rumler has been the principal shareholder and the managing shareholder at Rumler Tarbox Lyden Law Corporation, PC, in Denver, Colorado.  He is a business attorney, whose areas of practice include general corporate and business planning matters and mergers and acquisitions, primarily in the closely held market place.  Mr. Rumler is also a shareholder and a member of the board of directors of Stargate International, Inc., a manufacturer located in the Denver, Colorado, metropolitan area.

There are no family relationships among any of our directors, executive officers or key employees.

Messrs. Anderson and Rumler are independent directors. The determination of independence of directors has been made using the definition of “independent director” contained in Amex Company Guide, Section 121A. All directors participate in the consideration of director nominees. We do not have a policy with regard to attendance at board meetings. Ours board of directors held six formal meetings during the year ended December 31, 2010, at which each then-elected director was present. All other proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporation Law and our bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

We do not have a policy with regard to consideration of nominations of directors. Nominations for directors are accepted from our security holders. There is no minimum qualification for a nominee to be considered by our directors. All of our directors will consider any nomination and will consider such nomination in accordance with his or her fiduciary responsibility to the Company and its stockholders.

Security holders may send communications to our board of directors by writing to Eternal Energy Corp., 2549 West Main Street, Suite 202, Littleton, Colorado 80120, attention Board of Directors or any specified director. Any correspondence received at the foregoing address to the attention of one or more directors is promptly forwarded to such director or directors.

Committees

We do not have standing audit, nominating or compensation committees of the board of directors, or committees performing similar functions, and therefore our board of directors performs such functions. Our common stock is not currently listed on any national exchange and are we not required to maintain such committees by any self-regulatory agency. Our management does not believe it is necessary for our board of directors to appoint such committees because the volume of matters that currently and historically has come before our board of directors for consideration permits each director to give sufficient time and attention to such matters to be involved in all decision making.

We do not currently have an audit committee financial expert. Our management does not believe it is necessary for our board of directors to designate an audit committee financial expert at this time due to our limited operating history and the limited volume of matters that come before our board of directors requiring such an expert.

Compensation Committee Interlocks and Insider Participation

Our board of directors performs the functions of a compensation committee.  With the exception of Mr. Anderson, all members of our board of directors are either employees or officers of the Company, or both.  Mr. Anderson is an independent director.

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

Code of Ethics

We adopted a code of ethics that applies to all of our executive officers and employees. Copies of our code of ethics are available free of charge. Please contact Mr. Bradley M. Colby at (303) 798-5235 to request a copy of our code of ethics. Our management believes our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provides full, fair, accurate, timely and understandable disclosure in public reports; complies with applicable laws; ensures prompt internal reporting of code violations; and provides accountability for adherence to the code.

Item 11. Executive Compensation.

We do not currently compensate its directors in cash for their service as members of our board of directors. However, we do reimburse our directors for reasonable expenses in connection with attendance at board meetings.

The following table presents information concerning compensation paid to our Chief Executive Officer and our other executive officers in 2008, 2009 and 2010.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Bradley M. Colby, President, CEO and Treasurer	2010	174,000	26,100	None	None	None	None	None	200,100
	2009	174,000	10,000	None	92,300	None	None	None	276,300
	2008	174,000	None	None	32,250	None	None	None	206,250
Kirk Stingley, Chief Financial Officer1	2010	150,531	None	None	None	None	None	None	150,531
	2009	138,000	1,500	None	36,940	None	None	None	176,440
	2008	80,500	None	None	39,988	None	None	None	120,488

1      Mr. Stingley ceased being our Chief Financial Officer as of November 1, 2010.

Employment Agreements

On November 1, 2009, we renewed our employment agreement with Bradley M. Colby, our President, Chief Executive Officer and Treasurer at terms that are substantially the same as his previous employment agreement.  The renewed employment agreement has a two-year term which expires on October 31, 2011.  In the event that we terminate Mr. Colby’s employment without cause or for good reason, as defined by the employment agreement, then Mr. Colby will be entitled to a severance payment equal to two-years of his salary.  Mr. Colby and his dependents are to receive the following benefits: group health, vision, and dental insurance.

On October 30, 2009, we amended our employment agreement with Kirk A. Stingley to extend the term of the agreement through September 1, 2010.

On November 1, 2010, we terminated Mr. Stingley’s employment without cause and provided him with a severance agreement in the amount of $35,000 according to the terms of his expired employment agreement.  Also on November 1, 2010, we terminated our employment agreement with our Vice President of Engineering, Craig Phelps, without cause, and agreed to make a series of monthly severance payments to Mr. Phelps totaling $72,000.

Stock Option Grants to Management

On October 30, 2009, we granted options to purchase 6,000,000 shares of our common stock to our directors, officers and other members of our management team, which included a grant of options to purchase 1,384,500 shares of our common stock to an individual who is not a named executive officer.  The options, which vested immediately, have a five-year life and an exercise price of $0.05, which exceeded the closing price of our common stock on the date of grant.  In the event that an option holder’s employment with us ceases for reasons other than for cause (or good reason), the options will expire 90 days after the date of termination.

No stock options were granted during the year ended December 31, 2010.

In December 2010, 2,308,000 options to purchase shares of our common stock held by former members of our management team were exercised via “net exercises”.  As a result, we issued an aggregate of 1,025,822 shares of our common stock to the former employees.

As of December 31, 2010, the following stock options were outstanding.

Outstanding Equity Awards at 2010 Fiscal Year-End

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the shares of common stock beneficially owned or deemed to be beneficially owned as of March 18, 2011 by: (i) each person known to beneficially own more than 5% of our common stock, (ii) each of our directors, (iii) our executive officers named above in the summary compensation table, and (iv) all such directors and executive officers as a group.

Except as indicated by the footnotes below, our management believes, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of our common stock that they beneficially own, subject to applicable community property laws.

In computing the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we deemed as outstanding shares of our common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 18, 2011.  We did not deem such shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

	Shares of Common	Percent of Common
	Stock Beneficially	Stock Beneficially
Name of Beneficial Owner / Management and Address	Owned (1)	Owned (1)
Bradley M. Colby (2)	5,557,500	12.83%
Paul E. Rumler (3)	858,584	2.06%
John Anderson (4)	692,250	1.66%

All directors and executive officers as a group (3 persons) (5)	7,108,334	15.90%

Notes to Beneficial Ownership Table:

(1) Applicable percentage ownership is based on 41,005,822 shares of common stock outstanding at March 18, 2011.  The number of shares of common stock owned are those “beneficially owned” as determined under the rules of the Securities and Exchange Commission, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within sixty (60) days through the exercise of any option, warrant or right.

(2) Includes 2,500,000 shares owned by Mr. Colby and an aggregate of 750,000 shares owned by five members of his immediate family as to which he disclaims beneficial ownership of an aggregate of 600,000 shares owned of record by his spouse and three of their adult children. Also includes 2,307,500 shares underlying options that are exercisable within sixty (60) days of March 18, 2011. The business address for this person is 2549 W. Main Street, Suite 202, Littleton, Colorado 80120.

(3) Includes 166,334 shares owned by Mr. Rumler and 692,250 shares underlying options that are exercisable within sixty (60) days of March 18, 2011. The business address for this person is 1777 South Harrison Street, Suite 1250, Denver, Colorado 80210.

(4) Includes 692,250 shares underlying options that are exercisable within sixty (60) days of March 18, 2011. The business address for this person is Suite 916-925 West Georgia Street, Vancouver, British Columbia, V6C 3L2.

(5) Includes all shares and options referenced in notes 2, 3 and 4.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

During June 2010, we purchased 500,000 shares of common stock of Covenant Resources Ltd. (“Covenant”), an entity for which John Anderson, a member of our board of directors also serves as a director.  Attached to each share of common stock purchased was a warrant to purchase an additional share at a price of $0.05 per share.  The cash consideration paid by us to acquire the shares totaled $24,733.  Covenant changed its name to Passport Energy Ltd. (“Passport”) in December 2010.  As of December 31, 2010, the fair-market value of our investment in Passport was $197,453.

We did not enter in any transactions with our directors, officers or any related parties during the period from January 1, 2011 through March 18, 2011, the date of this Annual Report.

Subsequent Events

On February 22, 2011, we executed a non-binding letter of intent with American Eagle Energy Inc. (“American Eagle”) to merge with it.  Pursuant to the terms of the letter of intent, we will form a wholly-owned subsidiary into which American Eagle will merge.  We will be the surviving entity of the possible merger.  We currently anticipate that we will enter into a definitive agreement for the merger shortly after American Eagle files its Annual Reports on Form 10-K for our most recent fiscal year ended December 31, 2010.

We currently expect that, immediately following the closing of the possible merger with American Eagle, we will reduce the number of outstanding shares of our common stock that would result from the merger transaction through a reverse split.  In addition, we anticipate that, as soon as practicable following the closing of the possible merger with American Eagle, we will file an application to list our common stock on a senior exchange.

The closing of the possible merger with American Eagle is subject to, among other items, (i) the successful completion of standard due diligence by the parties, (ii) the negotiation, execution, and delivery of a definitive merger agreement, (iii) our obtaining an acceptable opinion of an investment banking firm to the effect that the possible merger is fair to us and to our stockholders, (iv) the registration of the common stock currently contemplated to be issued by us to the stockholders of American Eagle, and (v) the approval of the transaction by the boards of directors of both companies and by the stockholders of American Eagle.  The ratio of stockholdings between the companies at the closing of the possible merger, exclusive of any presently outstanding options, is currently anticipated to be 80% to the legacy stockholders of AEE and 20% to our legacy stockholders.

In contemplation of the possible merger transaction and the non-binding letter of intent with American Eagle, as of January 25, 2011, we established a special committee of our board of directors and designated Paul E. Rumler as its sole member.  We also amended our bylaws to permit committees to have only one member.  The duties and powers granted to this special committee are:

•	to review and evaluate the terms and conditions, and determine the advisability of the possible Merger with AEE;

•	to approve the possible merger and any other related transaction, as required to be considered by the Special Committee in connection with its appointment;

•
to negotiate with American Eagle with respect to the terms and conditions of the possible merger and, if the special committee deems appropriate, approve the execution and delivery of documents setting forth the possible merger on behalf of us;

•	to determine whether the possible merger is fair to, and in the best interests of us and our stockholders; and

•	to recommend to our board of directors what action, if any, should be taken by us with respect to the possible merger.

In contemplation of the possible merger, we extended a short-term loan to American Eagle on February 28, 2011, in the amount of $1,195,678 for the purpose of its closing a lease acquisition transaction.  The funds were repaid to us by American Eagle on March 4, 2011.

Item 14. Principal Accountant Fees and Services.

For the years ended December 31, 2010 and 2009, Kelly & Co. (“Kelly”) audited our financial statements and provided tax return and tax related services.

The aggregate fees billed for professional services by Kelly for the years ended December 31, 2010 and 2009 were as follows:

	2010	2009

Audit Fees	$24,700	$29,250

Audit Related Fees (1)	$25,800	$23,450

Tax Fees	$2,500	$2,500

All Other Fees	$500	$0

Total	$53,500	$55,200
________________
(1) Quarterly review fees, SEC Comment Letter response fees and Amendments to 10-K (2009) and 10-Q (2009 – Q1, Q2 & Q3).

It is our board’s policy and procedure to approve in advance all audit engagement fees and terms and all permitted non-audit services provided by our independent auditors. We believe that all audit engagement fees and terms and permitted non-audit services provided by our independent auditors as described in the above table were approved in advance by our board.

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

10.26	Reserved for future use.
10.27	Lease Agreement dated January 1, 2009 by and between Eternal Energy Corp. and Oakley Ventures, LLC. (Incorporated by reference to Exhibit 10.27 of our Annual Report on Form 10-K filed March 23, 2010.)
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

10.29a
Amending Agreement to the Ryland / Eternal Royalty Purchase Agreement by and between Eternal Energy Corp. and Ryland Oil Corporation dated April 20, 2010.  (Incorporated by reference to Exhibit 10.29a of our Current Report on Form 8-K filed March 29, 2010.)

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

10.32
Termination Agreement (of the US Prospect Acquisition Agreement) by and between Eternal Energy Corp., Fairway Exploration LLC, Prospector Oil, Inc., Pebble Petrole Inc., Rover Resources Inc., Steven Swanson, Richard L. Findley, Thomas G. Lantz and Ryland Oil Corporation dated May 11, 2010.  (Incorporated by reference to Exhibit 10.31 of our Quarterly Report on form 10-Q filed May 17, 2010.)

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

10.35
Amendment to the consulting Agreement by and between Eternal Energy Corp., Rover Resources Inc, and Brad Colby dated April 1, 2010.  (Incorporated by reference to Exhibit 10.35 of our Quarterly Report on form 10-Q filed May 17, 2010.)

10.36*	Letter of Intent between Eternal Energy Corp. and American Eagle Energy Inc. dated February 22, 2011.
10.37*	Engagement Letter for Professional Services between Eternal Energy Corp. and C.K. Cooper & Company, dated February 25, 2011.
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of our Annual report on Form 10-K filed April 8, 2008)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  ____________
*   Filed herewith.
** Portions omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETERNAL ENERGY CORP.

By:	/s/ BRADLEY M. COLBY
Bradley M. Colby
President, Chief Executive Officer, Treasurer and Director

Date: March 18, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRADLEY M. COLBY	President, Chief Executive Officer, Treasurer and Director	March 18, 2011
Bradley M. Colby	(Principal Executive Officer)

/s/ JOHN ANDERSON	Director	March 18, 2011
John Anderson

/s/ PAUL RUMLER	Secretary and Director	March 18, 2011
Paul Rumler