Form 10-Q
period 2011-03-31
Eternal Energy Corp.
filed 2011-05-13
CIK 1282613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
41,005,822 shares of common stock issued and outstanding at May 13, 2011.

ETERNAL ENERGY CORP.
FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2011

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Eternal Energy Corp.

Consolidated Financial Statements

As of March 31, 2011 and December 31, 2010 and
For the Three-Month Period ended March 31, 2011 and 2010

Eternal Energy Corp.

Index to the Financial Statements

As of March 31, 2011 and December 31, 2010 and
For the Three-Month Periods Ended March 31, 2011 and 2010

Eternal Energy Corp.

Consolidated Balance Sheets

As of March 31, 2011 and December 31, 2010

	March 31,
	2011	December 31,
	(Unaudited)	2010
Current assets:
Cash	$2,292,210	$2,400,362
Trade receivables	136,565	248,461
Receivable from American Eagle Energy Inc.	-	279,376
Prepaid expenses	13,667	30,106

Total current assets	2,442,442	2,958,305

Equipment and leasehold improvements, net of accumulated depreciation and amortization of $151,668 and $149,142, respectively	17,221	20,693
Oil and gas properties – subject to amortization, net of accumulated depletion of $117,383 and $104,350, respectively	411,682	340,321
Oil and gas properties – not subject to amortization	1,357,647	590,368
Marketable securities	1,218,443	1,117,716
Marketable securities – related party	170,919	197,453

Deposits	5,345	5,345

Total assets	$5,623,699	$5,230,201

Current liabilities:
Accounts payable and accrued liabilities	$998,919	$430,699
Due to American Eagle Energy Inc.	315,282	-

Total current liabilities	1,314,201	430,699

Long-term asset retirement obligation, net of discount of $23,298 and $23,647, respectively	14,202	13,853

Total liabilities	1,328,403	444,552

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock, $.001 par value, 875,000,000 shares authorized, 41,005,822 shares outstanding	41,006	41,006
Additional paid-in capital	9,199,305	9,199,305
Accumulated unrealized gains on marketable securities	489,656	415,463
Accumulated deficit	(5,434,671)	(4,870,125)

Total stockholders’ equity	4,295,296	4,785,649

Total liabilities and stockholders’ equity	$5,623,699	$5,230,201

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Consolidated Statements of Operations (Unaudited)

For the Three-Month Periods Ended March 31, 2011 and 2010

	2011	2010

Oil and gas sales, net of royalty interests	$39,103	$71,486
Oil and gas operating expenses	48,183	-

Gross Profit	(9,080)	71,486

Administrative expenses:

General and administrative expenses	139,253	233,412
Professional fees	416,729	151,855
Depreciation, depletion and amortization	15,559	16,259

Total administrative expenses	571,541	401,526

Total operating income (loss)	(580,621)	(330,040)

Interest income	1,368	1,695
Dividend income	15,056	-
Accretion of discount on asset retirement obligation	(349)	-

Income (loss) before taxes	(564,546)	(328,345)

Provision from income taxes	-	-

Net income (loss)	$(564,546)	$(328,345)

Net income (loss) per common share:
Basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding:
Basic and diluted	41,005,822	44,550,000

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Consolidated Statements of Cash Flows (Unaudited)

For the Three-Month Periods Ended March 31, 2011 and 2010

	2011	2010
Cash flows provided by (used for) operating activities:
Net loss	$(564,546)	$(331,735)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Non cash transactions:
Depreciation, depletion and amortization	15,559	16,259
Accretion of discount on asset retirement obligations	349	-
Changes in operating assets and liabilities:
Decrease in prepaid expense	16,439	41,039
Decrease in spud fees receivable	-	20,000
Decrease in other receivables	111,896	72,742
Collection of amounts due from American Eagle Energy Inc.	279,376	-
Increase in amounts due to American Eagle Energy Inc	315,282	-
Increase in accounts payable and accrued liabilities	568,753	49,873
Net cash provided by (used for) operating activities	743,108	(131,822)

Cash flows provided by (used for) investing activities:
Additions to oil and gas properties	(851,673)	(16,672)
Proceeds from the sale of office equipment	700	-
Additions to equipment and leasehold improvements	(287)	-
Net cash used for investing activities	(851,260)	(16,672)

Cash flows provided by (used for) financing activities:
Repurchase and retirement of shares	-	(4,557)
Net cash used for investing activities	-	(4,557)

Net decrease in cash	(108,152)	(153,051)

Cash - beginning of period	2,400,362	1,508,754

Cash - end of period	$2,292,210	$1,355,703

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Consolidated Statements of Cash Flows (Unaudited)

For the Three-Month Periods Ended March 31, 2011 and 2010

Supplemental Disclosure of Cash Flow Information

	2011	2010
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

Eternal Energy Corp.

Notes to the Consolidated Financial Statements (Unaudited)

As of March 31, 2011 and December 31, 2010 and
For the Three-Month Periods Ended March 31, 2011 and 2010

1.	Description of Business

Eternal Energy Corp. (the “Company”) was incorporated in the state of Nevada in March 2003. The Company engages in the acquisition, exploration, development and producing of oil and gas properties. At March 31, 2011, the Company had entered into participation agreements related to oil and gas exploration projects in the Pebble Beach and Spyglass Prospects, located in Divide County, North Dakota, and Sheridan County, Montana and the Hardy Property, located in southeastern Saskatchewan, Canada.  In addition, the Company owns certain overriding royalty interests in oil and gas leases located in San Juan County, Utah and San Miguel County, Colorado.

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

These consolidated financial statements are presented in United States dollars and have been  prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the condensed results for the interim periods. Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Revenue Recognition

The Company records the sale of its interests in prospects when the terms of the transaction are final and the sales price is determinable. Spud fee revenue is recognized when drilling commences.  Working interest, royalty and net profit interests are recognized as revenue when oil and gas is sold.

Eternal Energy Corp.

Notes to the Consolidated Financial Statements (Unaudited)

As of March 31, 2011 and December 31, 2010 and
For the Three-Month Periods Ended March 31, 2011 and 2010

Concentration of Credit Risk

At March 31, 2011, the Company had $1,498,811 on deposit that exceeded the United States (FDIC) federally insurance limit of $250,000 per bank.

Foreign Currency Adjustments

The Company’s functional currency is the US Dollar.  All transactions are translated using historical exchange rates. Gains and losses resulting from foreign currency transactions are also included in current results of operations.  The Company recognized exchange losses totaling $6,947 and $0 for the three-month periods ended March 31, 2011 and 2010, respectively.

Cash and Cash Equivalents

Cash equivalents consist of time deposits and liquid debt investments with original maturities of three months or less at the time of purchase.

Components of Other Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under generally accepted accounting principles, are excluded from net income (loss). For the Company, such items consist solely of unrealized gains on marketable securities. The increase in other comprehensive income for the three-month periods ended March 31, 2011 and 2010 was $74,193 and $0, respectively.

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

Eternal Energy Corp.

Notes to the Consolidated Financial Statements (Unaudited)

As of March 31, 2011 and December 31, 2010 and
For the Three-Month Periods Ended March 31, 2011 and 2010

At March 31, 2011, the Company has determined that all receivable balances are fully collectible and, accordingly, no allowance for doubtful accounts has been recorded.

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

The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market. Warrants to purchase common stock are calculated using the Black-Scholes Option Pricing Model.

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

Eternal Energy Corp.

Notes to the Consolidated Financial Statements (Unaudited)

As of March 31, 2011 and December 31, 2010 and
For the Three-Month Periods Ended March 31, 2011 and 2010

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

Eternal Energy Corp.

Notes to the Consolidated Financial Statements (Unaudited)

As of March 31, 2011 and December 31, 2010 and
For the Three-Month Periods Ended March 31, 2011 and 2010

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

The Company recognized expense totaling $349 and $0 during the three-month period ended March 31, 2011 and 2010, respectively, related to the accretion of the discount associated with its asset retirement obligations.

Stock Repurchase Program

The Company implemented a stock repurchase program during 2010, for which it utilized the cost method to account for shares reacquired under the program.  Under the cost method, common stock was reduced by the par value of the shares repurchased.  The difference between the total consideration given to reacquire the shares, including any broker commissions or other transaction costs, was recorded as a reduction of additional paid in capital.  The Company immediately retired all repurchased shares. The Company ceased its open market purchases of common stock effective November 1, 2010.

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

The fair value measurements of the Company’s financial instruments at March 31, 2011 and December 31, 2010 were as follows:

Eternal Energy Corp.

Notes to the Consolidated Financial Statements (Unaudited)

As of March 31, 2011 and December 31, 2010 and
For the Three-Month Periods Ended March 31, 2011 and 2010

	Level 1	Level 2	Level 3	Total
March 31, 2011
Cash & equivalents	$2,292,210	$-	$-	$2,292,210
Marketable securities - related party	-	170,919	-	170,919
Marketable securities	1,218,443	-	-	1,218,443
	$3,510,653	$170,919	-	$3,681,572
December 31, 2010
Cash & equivalents	$2,400,362	$-	$-	$2,400,362
Marketable securities - related party	-	197,453	-	197,453
Marketable securities	1,117,716	-	-	1,117,716
	$3,518,078	$197,453	-	$3,715,531

The Company uses level 2 inputs to determine the fair value of its marketable securities - related party, which consists of common stock and warrants in an entity which is traded on the Canadian National Stock Exchange.  The warrants are valued using the Black Scholes Option Pricing Model which includes a calculation of historical volatility of the stock.

Basic and Diluted Loss Per Share

Basic earnings (loss) per common share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed in the same way as basic earnings (loss) per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per common share for the three-month periods ended March 31, 2011 and 2010 is computed in the same way as basic loss per common share, as the inclusion of additional common shares that would be outstanding if all potential common shares had been issued would have been anti-dilutive.  See Note 9 for the calculation of basic and diluted weighted average common shares outstanding for the three-month periods ended March 31, 2011 and 2010.

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

Eternal Energy Corp.

Notes to the Consolidated Financial Statements (Unaudited)

As of March 31, 2011 and December 31, 2010 and
For the Three-Month Periods Ended March 31, 2011 and 2010

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent obligations in the financial statements and accompanying notes. The Company’s most significant assumptions are the estimates used in the determination of the deferred income tax asset valuation allowance, the valuation of oil and gas reserves to which the Company owns rights, estimates related to the Company’s asset retirement obligations and the valuation of the warrants held by the Company as investments. The estimation process requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain. Actual results could differ materially from these estimates.

New Accounting Pronouncements

In December 2010, the FASB issued Accounting Standards Update 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations.  The objective of this Update is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations.

The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

The amendments affect any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis.  The Company has adopted FASB 2010-29 and incorporated the required pro forma disclosures in these financial statements.

Eternal Energy Corp.

Notes to the Consolidated Financial Statements (Unaudited)

As of March 31, 2011 and December 31, 2010 and
For the Three-Month Periods Ended March 31, 2011 and 2010

3.	Marketable Securities

Available-for-sale marketable securities at March 31, 2011 and December 31, 2010 consist of the following:

		Gains in	Losses in
		Accumulated	Accumulated
	Estimated	Other	Other
	Fair	Comprehensive	Comprehensive
	Value	Income	Income
March 31, 2011
Noncurrent assets:
Common stock	$1,218,443	$343,470	$-
Common stock and warrants - related party	170,919	146,186	-
Total available-for-sale marketable securities	$1,389,362	$489,656	$-

December 31, 2010:
Noncurrent assets:
Common stock	$1,117,716	$242,743	$-
Common stock and warrants - related party	197,453	172,720	-
Total available-for-sale marketable securities	$1,315,169	$415,463	$-

The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market. Warrants to purchase common stock were calculated using the Black-Scholes Option Pricing Model, with the following assumptions;

Risk-free interest rate	0.30%
Expected volatility of common stock	193%
Dividend yield	$0.00
Expected life of warrants	1.2 years

A marketability discount was applied to the related party shares and warrants.  There were no sales of marketable securities during the three-month periods ended March 31, 2011 and 2010.

Eternal Energy Corp.

Notes to the Consolidated Financial Statements (Unaudited)

As of March 31, 2011 and December 31, 2010 and
For the Three-Month Periods Ended March 31, 2011 and 2010

4.	Sale of Royalty and Property Interests

Effective April 1, 2010 the Company sold its gross overriding royalty interest in approximately 264,000 net acres within an area of mutual interest located in southeastern Saskatchewan to Ryland Oil Corporation (“Ryland”).  In addition to cash consideration received of $2.9 million, the Company received 2,145,883 shares of Ryland’s common stock, which were valued at approximately $874,973 as of the date of sale, and an assignment of Ryland’s 100% working interest in approximately 4,480 net acres located in Saskatchewan, and related equipment (the “Hardy Property”).  At the time of the sale, the Hardy Property had an estimated fair market value of $238,681.

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

In June 2010, the Company sold its 75% working interest in the West Ranch Field for cash consideration totaling $262,500 and the assumption, by the purchaser, of all plugging, abandonment and environmental reclamation liabilities. As of March 31, 2011, cash proceeds from the sale totaling $37,500 are still outstanding.

5.	Equipment and Leasehold Improvements

The following is a summary of equipment and improvements, at cost, as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
Office equipment	$121,379	$122,325
Leasehold improvements	47,510	47,510

Total equipment and improvements	168,889	169,835
Less: accumulated depreciation and amortization	(151,668)	(149,142)

Equipment and improvements, net	17,221	20,693

Depreciation and amortization expense for the three-month periods ended March 31, 2011 and 2010 was $2,526 and $11,779, respectively.

Eternal Energy Corp.

Notes to the Consolidated Financial Statements (Unaudited)

As of March 31, 2011 and December 31, 2010 and
For the Three-Month Periods Ended March 31, 2011 and 2010

During 2008 and 2009, the Company purchased an aggregate of $57,000 of down-hole tools.  Because the Company no longer possesses exclusive rights to utilize the down-hole gas and water separation technology, the Company has no plans to utilize the tools in the foreseeable future.  In September 2010, the Company’s management ceased actively marketing the tools to other exploration and development companies.  Accordingly, the down-hole tools, which were classified as assets held for sale at December 31, 2009, are considered to be fully impaired as of March 31, 2011.

6.	Oil and Gas Properties

As of March 31, 2011 and December 31, 2010, the Company’s cost centers are as follows:

	March 31,2011		December 31, 2010
	Amortizable	Non-Amortizable	Amortizable	Non-Amortizable
United States	$-	$1,357,647	$-	$590,368
Canada	411,682	-	340,321	-
Total	$411,682	$1,357,647	$340,321	$590,368

Producing Property

As discussed in Note 4, in April 2010, the Company acquired a 100% working interest in approximately 4,480 net acres located Saskatchewan, Canada in connection with the sale of certain gross overriding royalty interest to Ryland.  The Hardy Property contained one existing well with equipment valued at approximately $238,681 at the time of the purchase.  The Hardy well had been shut in since early 2009 due to mechanical issues.  Shortly after the acquisition, the Company sold 50% of its working interest in the Hardy Property to American Eagle Energy Inc. (“AEE”) and received a 50% working interest in acreage located in Divide County, North Dakota (the “Spyglass Prospect”).  As a result, the Company reclassified 50% of the Company’s carrying value of the Hardy Property at the time of the sale to the newly acquired Spyglass Prospect.

In August 2010, the Company, along with AEE, its working interest partner, performed a workover and recompletion of the Hardy 7-9 well at an aggregate cost of $475,274.  The Company’s portion of the -recompletion cost was $237,637.  The Hardy 7-9 well was returned to production in September 2010.  The well was taken off of production in January 2011 due to mechanical and weather related issues and was returned to production in March 2011.

The net capitalized cost of the Hardy Property as of March 31, 2011 and December 31, 2010 is summarized below:

Eternal Energy Corp.

Notes to the Consolidated Financial Statements (Unaudited)

As of March 31, 2011 and December 31, 2010 and
For the Three-Month Periods Ended March 31, 2011 and 2010

	March 31,	December 31,
	2011	2010
Acquisition costs	$133,774	$133,774
Development costs	395,291	310,897
	529,065	444,671
Cumulative depletion	(117,383)	(104,350)
Impairment	-	-
Net capitalized cost	$411,682	$340,321

Using the units-of-production method to calculate depletion expense associated with its producing properties, the Company recognized depletion expense totaling $13,033 for the three-month period ended March 31, 2011.

Exploratory Prospects

The Company has entered into participation agreements in a number of exploratory oil and gas properties. Unproven exploratory prospects are excluded from its respective amortizable cost pool.  Each prospect’s costs are transferred into the amortization base on an ongoing (well-by-well or property-by-property) basis as the prospect is evaluated and proved reserves are established or impairment is determined. Four of the properties have been abandoned as of March 31, 2011. The Company has a working interest and/or overriding royalty interest in the wells on the remaining prospects, if they are successful. The Company paid certain amounts upon execution of the agreements and is obligated to share in the drilling costs of the exploratory wells. In addition, the Company has agreed to issue shares of its common stock based upon the proven reserves of certain properties. The capitalized costs of the exploratory prospects are not subject to amortization because no proven reserves have been assigned to the prospects.  The nature of the capitalized costs of the unproven prospects is as follows:

Eternal Energy Corp.

Notes to the Consolidated Financial Statements (Unaudited)

As of March 31, 2011 and December 31, 2010 and
For the Three-Month Periods Ended March 31, 2011 and 2010

			Aggregate
	March 31,		Through
	2011	2010	2009	Total
United States
Acquisition costs	$321,353	$386,687	$1,976,054	$2,684,094
Exploration costs	445,927	69,285	136,918	652,130
Development costs	-	-	-	-
Disposals	-	-	-	-
Impairments and sales	-	(277,355)	(1,701,222)	(1,978,577)
United States total	$767,280	$178,617	$411,750	$1,357,647

Canada
Acquisition costs	$-	$-	$1,443	$1,443
Exploration costs	-	-	-	-
Development costs	-	-	-	-
Impairments and sales	-	(1,046)	(397)	(1,443)
Canada total	$-	$1,046	$1,046	$-

The North Sea
Acquisition costs	$-	$-	$197,988	$197,988
Exploration costs	-	-	1,512,205	1,512,205
Development costs	-	-	-	-
Impairments	-	-	(1,546,683)	(1,546,683)
Disposals	-	-	(163,510)	(163,510)
North Sea total	$-	$-	$-	$-

Total capitalized costs, not subject to amortization				$1,357,647

United States

Pebble Beach Prospect

In 2006, the Company entered into a series of agreements that resulted in the acquisition of a ten percent working interest in a joint venture with Rover.  The joint venture was formed to explore and develop certain prospects principally located in Divide County, North Dakota.

As noted in Note 4, the Company sold its working interest in approximately 700 net acres located within the Pebble Beach prospect to Rover for cash consideration totaling $1 million.  As of March 31, 2011, the Company still owns a 10% working interest in approximately 2,700 net acres located within the Pebble Beach Prospect.

Exploratory drilling within the Pebble Beach Prospect commenced during the fourth quarter of 2010.  As of March 31, 2011, the Company had elected to participate in the drilling of 12 exploratory wells within the Pebble Beach Prospect.  The Company’s interest in these wells ranges from 0.04% to 4.69%.  Exploratory costs associated with these wells totaled $515,211 as of March 31, 2011

Eternal Energy Corp.

Notes to the Consolidated Financial Statements (Unaudited)

As of March 31, 2011 and December 31, 2010 and
For the Three-Month Periods Ended March 31, 2011 and 2010

Because no proven reserves have yet been identified, the Pebble Beach Prospect has been assigned to the portion of the full-cost pool that is not subject to amortization. The Pebble Beach prospect is evaluated for impairment during each reporting period.  There were no impairments evident at March 31, 2011.

Spyglass Prospect

In June 2010, the Company sold 50% of its working interest in the Hardy Property to AEE in exchange for a 50% working interest in approximately 6,239 net acres located within Divide County, North Dakota (the “Spyglass Prospect”).  The Company reclassified 50% of the then carrying value of its investment in the Hardy Prospect ($126,029) to the Spyglass Prospect at the time of the sale.  Subsequent to June 2010, the Company has acquired a 50% working interest in an additional 2,460 net acres at an aggregate cost of $586,545.  Because no proven reserves have yet been identified, the Spyglass Prospect has been assigned to the portion of the full-cost pool that is not subject to amortization.  Management is currently in the process of evaluating the results of nearby wells drilled by other companies in order to develop its exploration strategy relative to the Spyglass Prospect.  The Spyglass Prospect is evaluated for impairment during each reporting period.  There were no impairments evident at March 31, 2011.

Steamroller Prospect

The Company currently owns various overriding royalty interests under approximately 20,172 net acres in Utah and Colorado, located within the Steamroller Prospect.  In addition, the Company is entitled to receive an overriding royalty interest on any additional leasehold interest acquired by its former working interest partners in an area of mutual interest (“AMI”) between the parties.  The AMI covers approximately 3,571,200 gross acres.

Canada

In June 2008, the Company acquired a 5% overriding royalty position in additional prospects located in Saskatchewan, Canada.  The Company fully impaired its investment in the Canada Prospect in June 2010 citing a lack of proven reserves and no definitive exploration plans relative to the Canadian Prospect.

The following table summarizes the costs of Company’s aggregate exploratory activities for all unproven prospects for the three-month period ended March 31, 2011 and the year ended December 31, 2010:

Eternal Energy Corp.

Notes to the Consolidated Financial Statements (Unaudited)

As of March 31, 2011 and December 31, 2010 and
For the Three-Month Periods Ended March 31, 2011 and 2010

	March 31,	December 31,
	2011	2010

Balance at the beginning of the period	$590,368	$412,797
Additions to exploratory costs	767,279	455,972
Impairments / gain allocations	-	(278,401)

Balance at the end of the period	$1,357,647	$590,368

7.	Asset Retirement Obligations

As discussed in Note 4, the Company sold its interest in the West Ranch Property in June 2010.  Pursuant to the terms of the sale agreement, the purchaser assumed all future plugging, abandonment and environmental reclamation liabilities associated with the West Ranch wells.  Accordingly, the Company removed the asset retirement obligation associated with the West Ranch Property from its books and considered the extinguishment of this debt in calculating the gross gain realized on the sale.

The Company has recorded estimated asset retirement obligations for the future plugging and abandonment of the Hardy well.  As of March 31, 2011, the discounted value of the Hardy asset retirement obligation is $14,202.  The Company recognized accretion expense of $349 for the three-month period ended March 31, 2011 associated with the Hardy asset retirement obligation.  The projected plugging date for the Hardy well is December 2020.

8.	Commitments and Contingencies

Drilling Obligations

As of March 31, 2011, the Company owned a 50% working interest in the Hardy Property.  Accordingly, the Company may elect to participate in the drilling of exploratory wells on the property.  As discussed in Note 13, the Company and its working interest partner, AEE, entered into a farm-out agreement with Passport Energy Ltd. (“Passport”) whereby Passport agreed to fund 38.5% of the drilling, completion and abandonment costs of up to two future wells to be located within the Hardy Property, in exchange for a 25% working interest in the completed wells.  The remaining working interest in the wells will be shared equally by the Company and AEE.  Plans are in place to commence drilling of an offset well (the Hardy 4-16 well) in relative proximity to the existing Hardy 7-9 well.  The current estimate of drilling and completion costs of the Hardy 4-16 well is $3,200,000, of which the Company, through its participation election, is obligated to pay approximately $984,000.

Eternal Energy Corp.

Notes to the Consolidated Financial Statements (Unaudited)

As of March 31, 2011 and December 31, 2010 and
For the Three-Month Periods Ended March 31, 2011 and 2010

The Company has the option to participate in the drilling of future exploratory wells related to its 10% working interest in the Pebble Beach prospect should any such wells be proposed by the other working interest owners. As of March 31, 2011, the Company has elected to particpate in 12 proposed wells to be drilled within the Pebble Beach Prospect.  The Company's working interests in these proposed wells ranges from 0.04% to 4.69%.

Employment Agreement

The Company’s President and Chief Executive Officer is employed under a two-year employment contract, which provides for annual compensation of $174,000.  The employment contract is scheduled to expire on October 31, 2011.

Lease Obligation

The Company currently leases office space pursuant to the terms of a three-year lease agreement, which expires on December 31, 2011. Future lease payments related to the Company’s office and equipment leases as of March 31, 2011 are as follows:

Amount
2011 (remainder of the year)	$48,105
2012	-
2013	-
2014	-
2015	-

Total	$48,105

Gross office rent expense for the three-month periods ended March 31, 2011 and 2010 was $17,541 and $19,418, respectively.  In July 2010, the Company began subleasing a portion of its office space to AEE.  The Company received sublease payments from AEE totaling $2,664 for the three-month period ended March 31, 2011.  Sublease payments received are treated as a reduction of gross rent expense.

9.	Loss Per Share

The following is a reconciliation of the number of shares used in the calculation of basic loss per share and diluted loss per share for the three-month periods ended March 31, 2011 and 2010:

Eternal Energy Corp.

Notes to the Consolidated Financial Statements (Unaudited)

As of March 31, 2011 and December 31, 2010 and
For the Three-Month Periods Ended March 31, 2011 and 2010

	2011	2010

Net loss	$(564,546)	$(331,735)

Weighted average number of common shares outstanding	41,005,822	44,550,000
Incremental shares from the assumed exercise of dilutive stock options (a)	-	-
Diluted common shares outstanding	41,005,822	44,550,000

Net loss per share – basic and diluted	$(0.01)	$(0.01)

(a)  In periods where the Company incurs a loss, potentially dilutive securities are not included in the computation of diluted net loss per share as their effect would have been anti-dilutive.  The following securities were excluded from the calculation of diluted earnings per share for the three-month periods ended March 31, 2011 and 2010:

	2011	2010
Stock Options	3,692,000	6,000,000

10.	Equity Transactions

Stock Repurchases

In March 2010, the Company’s Board of Directors authorized implementation of a stock repurchase program, pursuant to which the Company was authorized to repurchase up to $500,000 of its then-outstanding common shares at prevailing market prices.  During the duration of the program, the Company repurchased and retired 4,570,000 shares of its previously issued and outstanding common stock at an aggregate cost of $328,547 (average repurchase price of $0.07 per share).  The Company discontinued the share repurchase program effective November 1, 2010.

Stock Options

During December 2010, 2,308,000 stock options were exercised by former members of the Company’s management.  The transactions were completed as net exercises, resulting in 1,025,822 shares of the Company’s stock being issued.

The Company did not grant any stock options during 2010 or during the three-month period ended March 31, 2011.  Accordingly, the Company did not recognize any stock-based compensation expense for the three-month periods ended March 31, 2011 or 2010.

Eternal Energy Corp.

Notes to the Consolidated Financial Statements (Unaudited)

As of March 31, 2011 and December 31, 2010 and
For the Three-Month Periods Ended March 31, 2011 and 2010

A summary of stock option activity for the three-month period ended March 31, 2011 and the year ended December 31, 2010 is presented below:

Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contract
	Options	Price	Term

Outstanding at December 31, 2009	6,000,000	$0.05	3.4 years

Options granted	-	-	-
Options exercised	(2,308,000)	0.05	-
Options expired	-	-	-
Options forfeited	-	-	-

Outstanding at December 31, 2010	3,692,000	$0.05	2.4 years

Options granted	-	-	-
Options exercised	-	-	-
Options expired	-	-	-
Options forfeited	-	-	-

Outstanding at March 31, 2011	3,692,000	$0.05	2.2 years
Exercisable at March 31, 2011	3,692,000	$0.05	2.2 years

The options outstanding as of March 31, 2011 and December 31, 2011 have an intrinsic value of $0.31 and $0.05 per share and an aggregate intrinsic value of $1,144,520 and $184,600, respectively.

Shares Reserved for Future Issuance

As of March 31, 2011 and December 31, 2010, the Company has reserved 3,692,000 shares for future issuance upon exercise of outstanding options.

11.	Related Party Transactions

In June 2010, the Company purchased 500,000 shares of common stock, with attached warrants, of Covenant Resources Ltd., an entity related by virtue of a common director.  The aggregate cost of stock and warrants was $24,733.  Each share of common stock purchased included a warrant that enables the Company to purchase an additional share of common stock at a price of $0.05 per share.  Covenant Resources changed its name to Passport in December 2010.  As of March31, 2011 and December 31, 2010, the fair market value of the Company’s investment in Passport was $170,919 and $197,453, respectively.

Eternal Energy Corp.

Notes to the Consolidated Financial Statements (Unaudited)

As of March 31, 2011 and December 31, 2010 and
For the Three-Month Periods Ended March 31, 2011 and 2010

13.	Subsequent Events

Merger Agreement and Pro Forma Financial Information

On April 8, 2011, the Company entered into a definitive agreement with AEE (the “Merger Agreement”) to merge the two companies.  Pursuant to the terms of the Merger Agreement, the Company formed a wholly-owned subsidiary which will be merged into AEE, with the Company emerging as the surviving entity.  The ratio of stockholdings between the two companies at the time of closing is expected to be 80% for AEE’s legacy stockholders and 20% for Eternal Energy stockholders (exclusive of outstanding options to purchase shares of the Company’s common stock and shares of AEE’s common stock).  The Company anticipates issuing approximately 164,023,288 shares of its common stock to acquire 100% of the outstanding common stock of AEE.

The estimated value of the stock consideration to be given by the Company is based on the estimated fair market values of the assets and liabilities being acquired.  The following table summarizes the amounts of assets acquired and liabilities assumed as of April 8, 2011:

Financial assets acquired	$2,248,204
Oil and gas properties, subject to amortization	1,939,053
Oil and gas properties, not subject to amortization	11,201,700
Financial liabilities assumed	(1,006,216)
Purchase price	$14,382,741

The amounts presented above are subject to change as additional information becomes available.  There have been no significant changes to the outcomes or assumptions used to develop the estimates above.

The financial assets acquired include cash and cash equivalents of approximately $235,156, trade and other receivables totaling $676,500, stock subscriptions receivable of $833,333, amounts due from Eternal Energy totaling $315,282 and prepaid expenses totaling $17,014.

The financial liabilities assumed consist of trade payables totaling $957,039, accrued interest and other payables totaling $34,975 and long-term asset retirement obligations totaling $14,202.

The following pro forma information is not prepared in accordance with generally accepted accounting principles (“GAAP”) and should not be considered a substitute for the historical financial information prepared in accordance with GAAP, as presented in other portions of this document.

Eternal Energy Corp.

Notes to the Consolidated Financial Statements (Unaudited)

As of March 31, 2011 and December 31, 2010 and
For the Three-Month Periods Ended March 31, 2011 and 2010

The following assumptions were used to prepare the supplemental pro forma financial information:

•
An effective date of January 1, 2010 was used to present what the combined entities’ financial position may have been as of March 31, 2011 and December 31, 2010 and what its results of operations may have been for the three-month period ended March 31, 2011.

•	No adjustments were made to reflect economies of scale or other potential cost savings that may have been achieved had the merger occurred on January 1, 2010.

•	No adjustments were made relative to alternative financing strategies that may have been implemented on a combined entity basis.

•
The estimated fair market value of AEE’s oil and gas properties, subject to amortization, is based on the net present value of future cash flows from proven reserves as of December 31, 2010, as calculated by an independent, third-party engineering firm.

•
The estimated fair market values of AEE’s oil and gas properties, not subject to amortization, were determined by management based on management’s knowledge of prevailing leasing costs associated with acreage located in close proximity to AEE’s properties and/or recent acreage purchase transactions.

•	All purchase accounting adjustments and allocations were determined assuming that the business combination occurred on April 8, 2011, the date that the Merger Agreement was executed.

Eternal Energy Corp.

Notes to the Consolidated Financial Statements (Unaudited)

As of March 31, 2011 and December 31, 2010 and
For the Three-Month Periods Ended March 31, 2011 and 2010

Pro Forma Condensed Combined Balance Sheets (Unaudited)
As of March 31, 2011

		American	Pro
	Eternal	Eagle	Forma		Pro
	Energy	Energy	Adjustments		Forma

Cash & equivalents	$2,292,210	$235,156	$56,939	(f)	$2,584,305
Trade receivables	136,565	676,500	-		813,065
Intercompany receivables	-	315,282	(315,282	) (a)	-
Stock subscriptions receivable	-	833,333	-		833,333
Prepaid expenses	13,667	17,014	-		30,681
Total current assets	2,442,442	2,077,285	(258,343)		4,261,384

Equipment and leasehold improvements, net of accumulated depreciation of $151,668	17,221	-	-		17,221
Oil and gas properties, subject to amortization, net of accumulated depletion of $334,456	411,682	1,036,037	813,743	(d)	2,261,462
Oil and gas properties, not subject to amortization	1,357,647	3,771,036	7,430,664	(d)	12,559,347
Marketable securities	1,218,443	-	-		1,218,443
Marketable securities - related party	170,919	170,919	-		341,838
Deposits	5,345	-	-		5,345

Total assets	$5,623,699	$7,055,277	$7,986,064		$20,665,040

Accounts payable and accrued liabilities	$998,919	$982,014	$(20,000	) (f)	$1,960,933
Intercompany payables	315,282	-	(315,282	) (a)	-
Amounts due to related parties	-	10,000	-		10,000
Total current liabilities	1,314,201	992,014	(335,282)		1,970,933

Convertible debenture, net of debt discount of $694,831	-	305,169	(305,169	) (c)	-
Long-term asset retirement obligation, net of discount of $47,294	14,202	14,202	-		28,404

Total liabilities	1,328,403	1,311,385	(640,451)		1,999,337

Common stock	41,006	41,984	122,039	(c,d)	205,029
Additional paid in capital	9,199,305	7,225,721	6,532,317	(c,d)	22,957,343
Unrealized gains on marketable securities	489,656	146,284	(146,284	) (d)	489,656
Accumulated deficit	(5,434,671)	(1,670,097)	2,118,443	(c,d)	(4,986,325)

Total stockholders’ equity	4,295,296	5,743,892	8,626,515		18,665,703

Total stockholders’ equity and liabilities	$5,623,699	$7,055,277	$7,986,064		$20,665,040

Eternal Energy Corp.

Notes to the Consolidated Financial Statements (Unaudited)

As of March 31, 2011 and December 31, 2010 and
For the Three-Month Periods Ended March 31, 2011 and 2010

Pro Forma Condensed Combined Balance Sheets (Unaudited)
As of December 31, 2010

		American	Pro
	Eternal	Eagle	Forma		Pro
	Energy	Energy	Adjustments		Forma

Cash & equivalents	$2,400,362	$79,768	$16,939	(f)	$2,497,069
Trade receivables	248,461	-	-		248,461
Intercompany receivables	279,376	-	(279,376	) (a)	-
Stock subscriptions receivable	-	2,666,667	833,333	(b)	3,500,000
Prepaid expenses	30,106	-	-		30,106
Total current assets	2,958,305	2,746,435	570,896		6,275,636

Equipment and leasehold improvements, net of accumulated depreciation of $149,142	20,693	-	-		20,693
Oil and gas properties, subject to amortization, net of accumulated depletion of $298,767	340,321	965,848	822,195	(d)	2,128,364
Oil and gas properties, not subject to amortization	590,368	2,820,301	7,430,664	(d)	10,841,333
Marketable securities	1,117,716	-	-		1,117,716
Marketable securities of related party	197,453	197,453	-		394,906
Deposits	5,345	-	-		5,345

Total assets	$5,230,201	$6,730,037	$8,823,755		$20,783,993

Accounts payable and accrued liabilities	$430,699	$758,032	$(40,000	) (f)	$1,148,731
Intercompany payables	-	279,376	(279,376	) (a)	-
Amounts due to related parties	-	20,000	-		20,000
Total current liabilities	430,699	1,057,408	(319,376)		1,168,731

Convertible debenture, net of debt discount of $926,333	-	73,667	(73,667	) (c)	-
Long-term asset retirement obligation, net of discount of $47,294	13,853	13,853	-		27,706

Total liabilities	444,552	1,144,928	(393,043)		1,196,437

Common stock	41,006	37,540	126,483	(c,d)	205,029
Additional paid in capital	9,199,305	7,230,166	7,202,422	(c,d)	23,631,893
Stock subscriptions receivable	-	(833,333)	833,333	(b)	-
Unrealized gains on marketable securities	415,463	172,818	(172,818	) (d)	415,463
Accumulated deficit	(4,870,125)	(1,022,082)	1,227,378	(c,d)	(4,664,829)

Total stockholders’ equity	4,785,649	5,585,109	9,216,798		19,587,556

Total stockholders’ equity and liabilities	$5,230,201	$6,730,037	$8,823,755		$20,783,993

Eternal Energy Corp.

Notes to the Consolidated Financial Statements (Unaudited)

As of March 31, 2011 and December 31, 2010 and
For the Three-Month Periods Ended March 31, 2011 and 2010

Eternal Energy Corp.
Pro Forma Condensed Combined Statements of Operations (Unaudited)
For the Three-Month Period Ended March 31, 2011

		American	Pro
	Eternal	Eagle	Forma		Pro
	Energy	Energy	Adjustments		Forma

Oil and gas sales	$39,103	$36,040	$-		$75,143

Oil and gas operating expenses	48,183	46,635	-		94,818

Gross profit	(9,080)	(10,595)	-		(19,675)

General and administrative expenses	139,253	107,350	-		246,603
Professional fees	416,729	234,015	-		650,744
Professional fees – related party	-	30,000	-		30,000
Depreciation, depletion and amortization	15,559	14,204	8,452	(e)	38,215

Operating loss	(580,621)	(396,164)	(8,452)		(985,237)

Interest income	1,368	-	-		1,368
Dividend income	15,056	-	-		15,056
Interest expense	-	(20,000)	20,000	(f)	-
Accretion of discount on asset retirement obligation	(349)	(349)	-		(698)
Accretion of discount on convertible debenture	-	(231,502)	231,502	(c)	-

Loss before taxes	(564,546)	(648,015)	243,050		(969,511)

Provision for income taxes	-	-	-		-

Net loss	$(564,546)	$(648,015)	$243,050		$(969,511)

Basic and diluted loss per share					$(0.00)

Basic and diluted weighted average shares outstanding:					206,486,818

Eternal Energy Corp.

Notes to the Consolidated Financial Statements (Unaudited)

As of March 31, 2011 and December 31, 2010 and
For the Three-Month Periods Ended March 31, 2011 and 2010

Description of pro forma adjustments:

(a)	Elimination of intercompany amounts owed to/from the Company and AEE.

(b)	Business combination adjustment to record $833,333 of stock subscriptions collected by AEE prior to the business combination.

(c)
Adjustment to record the conversion of the debenture as a condition precedent to the completion of the business combination, which results in a $1,000,000 increase to equity, a reduction of accretion expense of $231,502 for the three-months ended March 31, 2011 and a reduction of accumulated deficit of $539,320 as of March 31, 2011 and $770,822 as of December 31, 2010.

(d)
Purchase accounting entry to record the issuance of 164,023,288 shares of the Company’s common stock, to eliminate the historical equity accounts of AEE, and to adjust the value of oil and gas properties acquired.

(e)	Adjustment to reflect depletion expense as if the business combination (and purchase accounting adjustments) had occurred on January 1, 2010.

(f)	Adjustment to reverse interest expense associated with the convertible debenture as if the conversion had occurred on January 1, 2010.

Farm-Out Agreement

On May 2, 2011, the Company and its working interest partner, AEE, entered into a farm-out agreement with Passport whereby Passport agreed to fund 38.5% of the drilling, completion and equipping costs of up to two future wells located within the Hardy Property in exchange for a 25% working interest in the each well.  The remaining working interest will be shared equally between the Company and AEE.

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

Oil prices cannot be predicted with any certainty and have significantly affected profitability and returns for upstream producers. Historically, crude oil prices have averaged approximately $76 per barrel over the past five years, per the New York Mercantile Exchange (“NYMEX”). However, during that time, oil prices have experienced wide fluctuations in prices, ranging from $36 per barrel to $145 per barrel, with the median price of $73 per barrel.  Oil prices averaged approximately $94 during the three-month period ended March 31, 2011.

While local supply/demand fundamentals are a decisive factor affecting domestic natural gas prices over the long term, day-to-day prices may be more volatile in the futures markets, such as on the NYMEX and other exchanges, making it difficult to forecast prices with any degree of confidence.

Company Overview

The address of our principal executive office is 2549 W. Main Street, Suite 202, Littleton, Colorado, 80120.  Our telephone number is 303-798-5235.

Our common stock is quoted on the OTC Bulletin Board under the symbol “EERG”.

Our Company was incorporated in the State of Nevada under the name “Golden Hope Resources Corp.” on July 25, 2003 and is engaged in the acquisition, exploration and development of natural resource properties of merit.  On November 7, 2005, we filed documents with the Nevada Secretary of State to affect a change of our name from “Golden Hope Resources Corp.” to “Eternal Energy Corp.” by way of a merger with our wholly-owned subsidiary, Eternal Energy Corp., which was formed solely to facilitate the name change.

Since our inception, we have entered into participation agreements related to oil and gas exploration projects throughout the continental United States, including Colorado, Montana, Nevada, North Dakota, Texas, Utah, as well as in the Saskatchewan, province of Canada, and areas located in the North Sea.  As of March 31, 2011, we are actively engaged in exploration activities within the Pebble Beach and Spyglass Prospects, located in Divide County, North Dakota, and Sheridan County, Montana as well as within the Hardy Property, located in southeastern Saskatchewan, Canada.  In addition, the Company owns certain overriding royalty interests in oil and gas leases located in San Juan County, Utah and San Miguel County, Colorado.

Our current operations consist of two full-time employees and several paid consultants who provide accounting and land management services on a contract basis.

Results of Operations for the Three-Month Periods Ended March 31, 2011 and 2010

We recognized net losses of $564,546 for the three-month period ended March 31, 2011, compared to a net loss of $331,735 for the three-month period ended March 31, 2010.  A discussion of the key components of our statements of operations and material fluctuations for the three-month periods ended March 31, 2011 and 2010 is provided below.

Revenues associated with the sale of oil and gas totaled $39,103 for the three-month period ended March 31, 2011, compared to $71,486 for the three-month period ended March 31, 2010.  A comparison of the 2011 and 2010 oil sales is as follows:

•
The 2011 sales relate to our 50% working interest in the Hardy 7-9 well, which was acquired in June 2010 and placed on production in September 2010.  In January 2011, the well encountered mechanical problems and was taken off of production due to a parted rod string.  The well was repaired and returned to production in March 2011.  Prior to encountering the mechanical difficulties, the Hardy 7-9 well was producing approximately 58 barrels of oil per day.  During March 2011, the well produced an average of 40 barrels of oil per day.

•
The 2010 sales relate to revenues received from our 5% overriding royalty interests in certain properties located in Saskatchewan, Canada.  We sold our overriding royalty interests to Ryland Oil Corporation (“Ryland”) in June 2010.

Lease operating expenses associated with the Hardy 7-9 well totaled $48,183 for the three-month period ended March 31, 2011.  We did not recognize any lease operating expenses during the three-month period ended March 31, 2010 as we had not yet acquired our working interest in the Hardy 7-9 well.

General and administrative expenses decreased from $233,412 for the three-month period ended March 31, 2010 to $139,253 for the three-month period ended March 31, 2011, primarily due to lower payroll related costs.  Payroll expense decreased by $75,080 as a result of the termination (without cause) of our Chief Financial Officer and Vice President of Engineering in November 2010.  In addition, insurance expense related to employee health benefits decreased by $13,754.  Neither of these positions has been replaced to date.

Professional fees increased from $151,855 for the three-month period ended March 31, 2010 to $416,729 for the three-month period ended March 31, 2011.  Professional fees increased due to the following reasons:

•
We incurred legal fees totaling $236,817 during the three-month period ended March 31, 2011, primarily related to our proposed merger with American Eagle Energy Inc. (“AEE”).  Legal fees for the three-month period ended March 31, 2010 totaled $76,655.

•
We also incurred consulting fees totaling $133,910 during the first quarter of 2010, primarily related to business valuation services obtained in connection with our proposed merger with AEE.  Consulting fees for the three-month period ended March 31, 2010 totaled $52,550 and consisted of fees associated with the obtaining of a fairness opinion related to our contemplated merger with Ryland in March 2010.  The Ryland merger transaction was never completed.

•
Accounting fees for the three-month period ended March 31, 2011 increased by $20,802 from the same period in 2010 as a result of engaging a third-party individual to perform all accounting functions.  These functions were previously performed by our former Chief Financial Officer.

Depreciation, depletion and amortization expense for the three-month period ended March 31, 2011 totaled $15,559 versus $16,259 for the comparable period in 2010.  As a result of the acquisition and recompletion of the Hardy 7-9 well during the second half of 2010, we recognized depletion expense of $13,033 for the three-month period ended March 31, 2011.  No such depletion was recognized during the first three months of 2010 as we had year ended December 31, 2010.  Depreciation expense decreased from $11,779 for the three-month period ended March 31, 2010 to $2,526 for the three-month period ended March 31, 2011 as a result of certain office equipment and leasehold improvements becoming fully depreciated during the current period.

Shortly after acquiring shares of Ryland’s common stock in connection with the sale of our gross overriding royalties to Ryland during April 2010, Ryland was acquired by Crescent Point Energy Corp. (“Crescent Point”), at which time our shares of Ryland common stock were converted into 25,107 shares of Crescent Point’s common stock.  In August 2010, we began receiving monthly dividend payments related to our holdings of those shares.  As a result, we recognized dividend income totaling $15,056 for the three-month period ended March 31, 2011.  No such dividend income was recognized for the comparable period in 2010.

Liquidity and Capital Resources

As of March 31, 2011, our assets totaled $5,623,699, which included, among other items, cash balances totaling $2,292,210, trade receivables totaling $136,565 and marketable securities of Crescent Point and one other Canadian public entity valued at $1,389,362.  Our intention is to hold the marketable securities indefinitely and, accordingly, the marketable securities have been classified as noncurrent assets.  Notwithstanding this classification, our working capital as of March 31, 2011 was $1,128,241, compared to $2,527,606 as of December 31, 2010.  The amount due to AEE was settled in full in April 2011.

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

Proposed Merger

On February 22, 2011, we announced our intention to pursue a merger with AEE.  On April 8, 2011, we entered into a definitive merger agreement (the “Merger Agreement”) pursuant to which we formed a wholly-owned subsidiary into which AEE will be merged.  We will be the surviving entity of the possible merger.

The closing of the proposed merger is subject to, among other items, (i) the registration of the common stock currently contemplated to be issued by us to the stockholders of AEE, and (ii) the approval of the transaction by the boards of directors of both companies and by the stockholders of AEE.  The ratio of stockholdings between the companies at the closing of the possible merger, exclusive of any presently outstanding options, is currently anticipated to be 80% to the legacy stockholders of AEE and 20% to our legacy stockholders.

Litigation

As of March 31, 2011, we are not subject to any known or threatened litigation.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Principal Accounting Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS.

Exhibit	Description of Exhibit

2.1
Agreement and Plan of Merger, dated April 8, 2011, by and among Eternal Energy Corp., Eternal Sub Corp., and American Eagle Energy Inc. (Incorporated by reference to Exhibit 2.1 of our Registration Statement on form S-4 filed May 4, 2011, and attached as Annex A to the prospectus that is part of such Registration Statement.)

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

10.2
Purchase and Sale Agreement by and between Eternal Energy Corp., PNP Petroleum I, LP, Cibolo Energy Operating, Inc. and Century Assets Corporation, dated June 25, 2010.  (Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed August 16, 2010.)

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

10.36
Letter of Intent between Eternal Energy Corp. and American Eagle Energy Inc. dated February 22, 2011. (Incorporated by reference to Exhibit 10.36 of our Annual Report on form 10-K filed March 23, 2011.)

10.37
Engagement Letter for Professional Services between Eternal Energy Corp. and C.K. Cooper & Company, dated February 25, 2011.  (Incorporated by reference to Exhibit 10.37 of our Annual Report on form 10-K filed March 23, 2011.)

10.38
Participation and Operating Agreement by and among Eternal Energy Corp., AEE Canada Inc., and Passport Energy Inc. dated April 15, 2011.  (Incorporated by reference to Exhibit 10.38 of our Registration Statement on Form S-4 filed May 4, 2011.)

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

ETERNAL ENERGY CORP.

(Registrant)

May 13, 2011	/s/ Bradley M. Colby
Bradley M. Colby
President and Chief Executive Officer (Principal Executive, Financial and Accounting Officer)