Form 10-Q
period 2011-06-30
Eternal Energy Corp.
filed 2011-08-18
CIK 1282613

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
41,005,822 shares of common stock issued and outstanding at August 15, 2011.

ETERNAL ENERGY CORP.
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2011

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

Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties including, but not limited to, those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Factors that could cause future results to differ from these expectations include general economic conditions; further changes in our business direction or strategy; competitive factors; market uncertainties; and an inability to attract, develop, or retain consulting or managerial agents or independent contractors.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements.  No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.  You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report.  Except as required by law, we are not obligated to release publicly any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Eternal Energy Corp.

Condensed Consolidated Financial Statements

As of June 30, 2011 and December 31, 2010 and
For the Three-Month and Six-Month Periods ended June 30, 2011 and 2010

Eternal Energy Corp.

Index to the Condensed Consolidated Financial Statements

As of June 30, 2011 and December 31, 2010 and
For the Three-Month and Six-Month Periods Ended June 30, 2011 and 2010

Eternal Energy Corp.

Condensed Consolidated Balance Sheets

As of June 30, 2011 and December 31, 2010

	June 30,
	2011	December 31,
	(Unaudited)	2010
Current assets:
Cash	$5,423,192	$2,400,362
Trade receivables	614,021	248,461
Receivable from American Eagle Energy Inc.	667,333	279,376
Prepaid expenses	6,034	30,106

Total current assets	6,710,580	2,958,305

Equipment and leasehold improvements, net of accumulated depreciation and amortization of $153,547 and $149,142, respectively	16,598	20,693
Oil and gas properties – subject to amortization, net of accumulated depletion of $129,062 and $104,350, respectively	1,835,564	340,321
Oil and gas properties – not subject to amortization	460,207	590,368
Marketable securities	1,161,199	1,117,716
Marketable securities - related party	127,426	197,453

Deposits	5,345	5,345

Total assets	$10,316,919	$5,230,201

Current liabilities:
Accounts payable and accrued liabilities	$2,404,230	$430,699
Due to Passport Energy Ltd.	788,748	-

Total current liabilities	3,192,978	430,699

Long-term asset retirement obligation, net of discount of $44,090 and $23,647, respectively	16,473	13,853
Total liabilities	3,209,451	444,552

Commitments and contingencies (Note 8)	-	-

Stockholders’ equity:
Common stock, $.001 par value, 875,000,000 shares authorized, 41,005,822 shares outstanding	41,006	41,006
Additional paid-in capital	9,199,305	9,199,305
Accumulated unrealized gains on marketable securities	388,919	415,463
Accumulated deficit	(2,521,762)	(4,870,125)

Total stockholders’ equity	7.107.468	4,785,649

Total liabilities and stockholders’ equity	$10,316,919	$5,230,201

The accompanying notes are an integral part of the condensed consolidated financial statements.

Eternal Energy Corp.

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three-Month Period		For the Six-Month Period
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Oil and gas revenues	$13,702	$2,999	$52,805	$74,485
Gain on sale of oil and gas properties — subject to amortization, net of costs	-	509,934	-	509,934
Gain on sale of oil and gas properties — not subject to amortization, net of costs	3,402,000	4,735,253	3,402,000	4,735,253

Total revenue	3,415,702	5,248,186	3,454,805	5,319,672

Operating expenses:
Oil and gas operating expenses	67,508	-	115,691	-
General and administrative	205,653	218,150	344,906	452,402
Professional fees	232,425	84,021	649,154	238,426
Depreciation, amortization and depletion expense	13,558	11,801	29,117	28,060

Total operating costs	519,144	313,972	1,138,868	718,888

Total operating income	2,896,558	4,934,214	2,315,937	4,600,784

Interest income	1,662	2,677	3,030	4,372
Dividend income	19,476	-	34,532	-
Accretion of discount on asset retirement obligation	(358)	-	(707)	-

Income before taxes	2,917,338	4,936,891	2,352,792	4,605,156

Provision for income taxes	(4,429)	(892,112)	(4,429)	(892,112)

Net income	$2,912,909	$4,044,779	$2,348,363	$3,713,044

Net income per common share:
Basic	$0.07	$0.09	$0.06	$0.08
Diluted	$0.07	$0.09	$0.05	$0.08
Weighted average number of shares outstanding -
Basic	41,005,822	43,532,612	41,005,822	44,043,152
Diluted	44,192,069	44,424,504	44,085,405	46,168,152

The accompanying notes are an integral part of the condensed consolidated financial statements.

Eternal Energy Corp.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three-Month Period		For the Six-Month Period
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Net income	$2,912,909	$4,044,779	$2,348,363	$3,713,044

Other comprehensive income (losses), before tax:
Unrealized gains (losses) on securities	(100,737)	4,618	(26,544)	4,618
Total other comprehensive income (losses), before tax	(100,737)	4,618	(26,544)	4,618

Comprehensive income	$2,812,172	$4,049,397	$2,321,819	$3,717,662

The accompanying notes are an integral part of the condensed consolidated financial statements.

Eternal Energy Corp.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Six-Month Periods Ended June 30, 2011 and 2010

	2011	2010
Cash flows provided by (used for) operating activities:
Net income	$2,348,363	$3,713,044
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Non-cash transactions:
Depreciation, depletion and amortization	29,117	28,060
Accretion of discount on asset retirement obligations	707	-
Gain on sale of oil and gas properties	(3,402,000)	(5,245,187)
Changes in operating assets and liabilities:
Decrease in prepaid expense	24,072	40,369
Decrease in spud fees receivable	-	20,000
Decrease in other receivables	182,352	77,366
Increase in amounts due from American Eagle Energy Inc.	(387,957)	-
Increase in accounts payable and accrued liabilities	1,973,531	(25,226)
Increase in drilling pre-payments collected	788,748	-
Net cash provided by (used for) operating activities	1,556,933	(1,391,574)

Cash flows provided by (used for) investing activities:
Additions to equipment and leasehold improvements	(1,010)	(1,538)
Proceeds from the sale of equipment	700	-
Additions to oil and gas properties	(1,990,753)	(35,682)
Proceeds from the sale of oil and gas properties	3,456,960	4,125,000
Purchase of equity investments	-	(24,733)
Net cash provided by investing activities	1,465,897	4,063,047

Cash flows provided by (used for) financing activities:
Repurchase and retirement of shares	-	(111,535)
Net cash used for investing activities	-	(111,535)

Net increase in cash	3,022,830	2,559,938
Cash - beginning of period	2,400,362	1,508,754

Cash - end of period	$5,423,192	$4,068,692

The accompanying notes are an integral part of the condensed consolidated financial statements.

Eternal Energy Corp.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Six-Month Periods Ended June 30, 2011 and 2010

Supplemental Disclosure of Cash Flow Information

	2011	2010

Cash paid during the period for:
Interest	$-	$-
Income taxes	$4,429	$892,112

Supplemental Disclosure of Non-Cash Investing and Financing Activities

	2011	2010
Recording of asset retirement obligation, net of discount of $21,150	$1,913	$-
Unrealized gain (loss) on marketable securities	$(26,544)	$4,618

The accompanying notes are an integral part of the condensed consolidated financial statements.

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2011 and December 31, 2010 and
For the Three-Month and Six-Month Periods Ended June 30, 2011 and 2010

1.	Description of Business

Eternal Energy Corp. (the “Company”) was incorporated in the state of Nevada in March 2003.  The Company engages in the acquisition, exploration, development and producing of oil and gas properties.  At June 30, 2011, the Company had entered into participation agreements related to oil and gas exploration projects in the Pebble Beach and Spyglass Prospects, located in Divide County, North Dakota, and Sheridan County, Montana and the Hardy Property, located in southeastern Saskatchewan, Canada.  In addition, the Company owns certain overriding royalty interests in oil and gas leases located in San Juan County, Utah and San Miguel County, Colorado.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned, Canadian subsidiary, EERG Energy ULC.  The subsidiary was created to house the Company’s Canadian oil and gas property holdings and to conduct business activities within Canada.  All material intercompany accounts, transactions, and profits have been eliminated.

These condensed consolidated financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X.  The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements.  Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the condensed results for the interim periods.  Operating results for the three-month and six-month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2011 and December 31, 2010 and
For the Three-Month and Six-Month Periods Ended June 30, 2011 and 2010

Concentration of Credit Risk

At June 30, 2011, the Company had $3,731,523 on deposit that exceeded the United States (FDIC) federally insurance limit of $250,000 per bank.

Foreign Currency Adjustments

The Company’s functional currency is the US Dollar.  All transactions are translated using historical exchange rates.  Gains and losses resulting from foreign currency transactions are also included in current results of operations.  The Company’s wholly-owned subsidiary, EERG Energy ULC, which holds title to the Company’s Canadian assets and operates the Hardy Property wells, routinely conducts transactions denominated in Canadian Dollars.  The Company recognized exchange losses totaling $21,637 and $28,584 for the three-month and six-month periods ended June 30, 2011.  There were no foreign currency adjustments for the three-month and six-month periods ended June 30, 2010.

Cash and Cash Equivalents

Cash equivalents consist of time deposits and liquid debt investments with original maturities of three months or less at the time of purchase.

Components of Other Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under generally accepted accounting principles, are excluded from net income (loss).  For the Company, such items consist solely of unrealized gains (losses) on marketable securities.

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

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2011 and December 31, 2010 and
For the Three-Month and Six-Month Periods Ended June 30, 2011 and 2010

At June 30, 2011, the Company has determined that all receivable balances are fully collectible and, accordingly, no allowance for doubtful accounts has been recorded.

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

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2011 and December 31, 2010 and
For the Three-Month and Six-Month Periods Ended June 30, 2011 and 2010

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

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2011 and December 31, 2010 and
For the Three-Month and Six-Month Periods Ended June 30, 2011 and 2010

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

The Company recognized expense totaling $358 and $707 during the three-month and six-month periods ended June 30, 2011, respectively, related to the accretion of the discount associated with its asset retirement obligations.  There were no asset retirement obligations present during the same periods in 2010.

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

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2011 and December 31, 2010 and
For the Three-Month and Six-Month Periods Ended June 30, 2011 and 2010

The fair value measurements of the Company’s financial instruments at June 30, 2011 and December 31, 2010 were as follows:

	Level 1	Level 2	Level 3	Total
June 30, 2011
Cash & equivalents	$5,423,191	$-	$-	$5,423,191
Marketable securities - related party	-	127,426	-	127,426
Marketable securities	1,161,199	-	-	1,161,199
	$6,584,390	$127,426	-	$6,711,816
December 31, 2010
Cash & equivalents	$2,400,362	$-	$-	$2,400,362
Marketable securities - related party	-	197,453	-	197,453
Marketable securities	1,117,716	-	-	1,117,716
	$3,518,078	$197,453	-	$3,715,531

The Company uses level 2 inputs to determine the fair value of its marketable securities - related party, which consists of common stock and warrants in an entity which is traded on the Canadian National Stock Exchange.  The warrants are valued using the Black-Scholes Option Pricing Model which includes a calculation of historical volatility of the stock.

Basic and Diluted Loss Per Share

Basic earnings (loss) per common share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per common share is computed in the same way as basic earnings (loss) per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive.  See Note 9 for the calculation of basic and diluted weighted average common shares outstanding for the three-month and six-month periods ended June 30, 2011 and 2010.

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

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2011 and December 31, 2010 and
For the Three-Month and Six-Month Periods Ended June 30, 2011 and 2010

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and disclosure of contingent obligations in the financial statements and accompanying notes.  The Company’s most significant assumptions are the estimates used in the determination of the deferred income tax asset valuation allowance, the valuation of oil and gas reserves to which the Company owns rights, estimates related to the Company’s asset retirement obligations and the valuation of the warrants held by the Company as investments.  The estimation process requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain.  Actual results could differ materially from these estimates.

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

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2011 and December 31, 2010 and
For the Three-Month and Six-Month Periods Ended June 30, 2011 and 2010

In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.  Many of the amendments in this update change the wording used in the existing guidance to better align U.S. generally accepted accounting principles with International Financial Reporting Standards and to clarify the FASB’s intent on various aspects of the fair value guidance.  This update also requires increased disclosure of quantitative information about unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy.  This update is effective for financial periods beginning after December 15, 2011 and should be applied retrospectively.  Other than requiring additional disclosures, the adoption of this new guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220).  This new guidance requires the components of net income and other comprehensive income to either be presented in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements.  This new guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity.  While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance.  The Company has adopted the new guidance in its financial statements as of and for the three-month and six-month periods ended June 30, 2011.

3.	Marketable Securities

Available-for-sale marketable securities at June 30, 2011 and December 31, 2010 consist of the following:

		Gains in	Losses in
		Accumulated	Accumulated
	Estimated	Other	Other
	Fair	Comprehensive	Comprehensive
	Value	Income	Income
June 30, 2011
Noncurrent assets:
Common stock	$1,161,199	$286,226	$-
Common stock and warrants - related party	127,426	102,693	-

Total available-for-sale marketable securities	$1,288,625	$388,919	$-

December 31, 2010:
Noncurrent assets:
Common stock	$1,117,716	$242,743	$-
Common stock and warrants - related party	197,453	172,720	-

Total available-for-sale marketable securities	$1,315,169	$415,463	$-

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2011 and December 31, 2010 and
For the Three-Month and Six-Month Periods Ended June 30, 2011 and 2010

The fair value of substantially all securities is determined by quoted market prices.  The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market.  Warrants to purchase common stock were calculated using the Black-Scholes Option Pricing Model, with the following assumptions;

Risk-free interest rate	0.23%
Expected volatility of common stock	111%
Dividend yield	$0.00
Expected life of warrants	0.92 years

A marketability discount was applied to the related party shares and warrants.  There were no sales of marketable securities during the three-month or six-month periods ended June 30, 2011 and 2010.

4.	Sales of Royalty and Property Interests

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

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2011 and December 31, 2010 and
For the Three-Month and Six-Month Periods Ended June 30, 2011 and 2010

In June 2010, the Company sold its 75% working interest in the West Ranch Field for cash consideration totaling $262,500 and the assumption, by the purchaser, of all plugging, abandonment and environmental reclamation liabilities.  As of June 30, 2011, cash proceeds from the sale totaling $37,500 are still outstanding.

On May 27, 2011, the Company sold a half of its 50% working interest in the Spyglass Prospect to a third party for cash consideration, net of finder’s fees, totaling $3,777,793.  As of June 30, 2011, $320,833 of the net proceeds was still receivable.  The receivable was subsequently collected in August 2011.  After assigning a portion of the sales proceeds to the full cost pool, not subject to amortization, based on relative fair market values of the remaining prospects, the Company recognized a gain on the sale of $3,402,000.

Also on May 27, 2011, the Company sold half of its 10% working interest in certain acreage included in the Pebble Beach Prospect to the same third-party for cash consideration, net of finder’s fees, totaling $227,079.  Because the sale of the Pebble Beach working interest does not represent a significant portion of the full cost pool that is subject to amortization, the net proceeds to be received were recorded as a reduction of the amortizable full cost pool.  The net proceeds from the sale were collected in August 2011.

5.	Equipment and Leasehold Improvements

The following is a summary of equipment and improvements, at cost, as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
Office equipment	$122,636	$122,325
Leasehold improvements	47,509	47,510

Total equipment and improvements	170,145	169,835
Less: accumulated depreciation and amortization	(153,547)	(149,142)

Equipment and improvements, net	16,598	20,693

Depreciation and amortization expense for the three-month and six-month periods ended June 30, 2011 and 2010 was $1,879, $11,801, $4,405, and $28,060, respectively.

During 2008 and 2009, the Company purchased an aggregate of $57,000 of down-hole tools.  Because the Company no longer possesses exclusive rights to utilize the down-hole gas and water separation technology, the Company has no plans to utilize the tools in the foreseeable future.  In September 2010, the Company’s management ceased actively marketing the tools to other exploration and development companies.  Accordingly, the down-hole tools, which were classified as assets held for sale at December 31, 2009, are considered to be fully impaired as of December 31, 2010 and June 30, 2011.

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2011 and December 31, 2010 and
For the Three-Month and Six-Month Periods Ended June 30, 2011 and 2010

6.	Oil and Gas Properties

As of June 30, 2011 and December 31, 2010, net costs included in the Company’s full cost pool cost centers are as follows:

	June 30, 2011		December 31, 2010
	Amortizable	Non-Amortizable	Amortizable	Non-Amortizable
United States	$976,867	$460,207	$-	$590,368
Canada	858,697	-	340,321	-
Total	$1,835,564	$460,207	$340,321	$590,368

Producing Property

As discussed in Note 4, in April 2010, the Company acquired a 100% working interest in approximately 4,480 net acres located Saskatchewan, Canada in connection with the sale of certain gross overriding royalty interest to Ryland.  The Hardy Property contained one existing well with equipment valued at approximately $238,681 at the time of the purchase.  Shortly after the acquisition, the Company sold 50% of its working interest in the Hardy Property to American Eagle Energy Inc. (“AEE”) and received a 50% working interest in acreage located in Divide County, North Dakota (the “Spyglass Prospect”).  As a result, the Company reclassified 50% of the Company’s carrying value of the Hardy Property at the time of the sale to the newly acquired Spyglass Prospect.  As of June 30, 2011, the Company owns a 50% working interest in approximately 4,680 gross acres (4,280 net acres) held by 6 leases, each of which is scheduled to expire on April 1, 2014.

In August 2010, the Company, along with AEE, its working interest partner, performed a workover and recompletion of the Hardy 7-9 well at an aggregate cost of $475,274.  The Company’s portion of the recompletion cost was $237,637.  The Hardy 7-9 well was returned to production in September 2010.  The well was taken off of production in January 2011 due to mechanical and weather related issues and was returned to production in March 2011.  Inclement weather caused the well to be taken off production in May 2011.  The well was returned to production in July 2011.

On May 2, 2011, the Company entered into a participation agreement with Passport Energy Ltd (“Passport”), pursuant to which Passport agreed to participate in and fund 38.5% of the drilling costs of up to two new wells within the Hardy Property in exchange for a 25% working interest in the wells.  Eternal Energy and AEE will each fund 30.75% of the drilling cost of the two new wells and retain a 37.5% working interest in the new wells.

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2011 and December 31, 2010 and
For the Three-Month and Six-Month Periods Ended June 30, 2011 and 2010

In May 2011, the Company, along with its working interest partners, AEE and Passport,  successfully drilled and completed an offset well located within the Hardy Property (the “Hardy 4-16” well) at an approximate cost of $1,538,125.  The Company’s share of this cost is $472,973.  The well was fracture stimulated in July 2011.  The Company is currently evaluating the results of the fracture stimulation.

The net capitalized cost of the Hardy Property as of June 30, 2011 and December 31, 2010 is summarized below:

	June 30,	December 31,
	2011	2010
Acquisition costs	$133,774	$133,774
Development costs	853,985	310,897
	987,759	444,671
Cumulative depletion	(129,062)	(104,350)
Impairment	-	-
Net capitalized cost	$858,697	$340,321

Using the units-of-production method to calculate depletion expense associated with its producing properties, the Company recognized depletion expense totaling $11,679 and $24,712 for the three-month and six-month periods ended June 30, 2011.  The Company did not recognize any depletion expense during the comparable periods in 2010 because it had no producing wells at the time.

Exploratory Prospects

The Company has entered into participation agreements in a number of exploratory oil and gas properties.  Unproven exploratory prospects are excluded from their respective amortizable cost pools.  Each prospect’s costs is transferred into the amortization base on an ongoing (well-by-well or property-by-property) basis as the prospect is evaluated and proved reserves are established or impairment is determined.  Four of the properties have been abandoned as of June 30, 2011.  The Company has a working interest and/or overriding royalty interest in the wells on the remaining prospects, if they are successful.  The Company paid certain amounts upon execution of the agreements and is obligated to share in the drilling costs of the exploratory wells.  In addition, the Company has agreed to issue shares of its common stock based upon the proven reserves of certain properties.  The capitalized costs of the exploratory prospects are not subject to amortization because no proven reserves have been assigned to the prospects.  The nature of the capitalized costs of the unproven prospects is as follows:

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2011 and December 31, 2010 and
For the Three-Month and Six-Month Periods Ended June 30, 2011 and 2010

			Aggregate
	June 30,		Through
	2011	2010	2009	Total
United States
Acquisition costs	$444,779	$386,687	$1,976,054	$2,807,520
Exploration costs	777,721	69,285	136,918	983,924
Development costs	-	-	-	-
Reclassifications to amortizable pool	(976,867)	-	-	(976,867)
Impairments and sales	(375,793)	(277,355)	(1,701,222)	(2,354,370)
United States total	$(130,160)	$178,617	$411,750	$460,207

Canada
Acquisition costs	$-	$-	$1,443	$1,443
Exploration costs	-	-	-	-
Development costs	-	-	-	-
Impairments and sales	-	(1,046)	(397)	(1,443)
Canada total	$-	$1,046	$1,046	$-

The North Sea
Acquisition costs	$-	$-	$197,988	$197,988
Exploration costs	-	-	1,512,205	1,512,205
Development costs	-	-	-	-
Impairments	-	-	(1,546,683)	(1,546,683)
Disposals	-	-	(163,510)	(163,510)
North Sea total	$-	$-	$-	$-

Total capitalized costs, not subject to amortization				$460,207

United States

Pebble Beach Prospect

In 2006, the Company entered into a series of agreements that resulted in the acquisition of a ten percent working interest in a joint venture with Rover.  The joint venture was formed to explore and develop certain prospects principally located in Divide County, North Dakota.

Exploratory drilling within the Pebble Beach Prospect commenced during the fourth quarter of 2010.  As of June 30, 2011, the Company had elected to participate in the drilling of 17 exploratory wells within the Pebble Beach Prospect.  The Company’s interest in these wells ranges from 0.04% to 4.69%.

A summary of the Company’s working interest in the Pebble Beach exploratory wells and the status of each well as of June 30, 2011 is as follows:

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2011 and December 31, 2010 and
For the Three-Month and Six-Month Periods Ended June 30, 2011 and 2010

Well Name	Operator	Working Interest	Current Status
Aarestad 4-34	North Plains Energy, LLC	0.63%	Producing
Aarestad 1-16	North Plains Energy, LLC	2.51%	Waiting to spud
Bagley 4-30	SM Energy Company	4.69%	Producing
Blazer 2-11	Samson Resources Company	0.94%	Waiting to be fractured
CPEC Lancaster 2-1	Crescent Point Energy	6.21%	Drilling
CPEC Ridgeway 25-36	Crescent Point Energy	1.88%	Waiting to spud
Denali 13-21	Samson Resources Company	0.04%	Waiting to be fractured
Gerhardsen 1-10	Continental Resources Inc.	1.91%	Producing
Legaard 4-25	SM Energy Company	5.23%	Drilling
Mustang 7-6	Samson Resources Company	0.31%	Waiting to be fractured
Nielsen 1-12	Continental Resources Inc.	0.38%	Completed. Shut in.
Reistad 1-1	Murex Petroleum Corporation	3.25%	Waiting to be completed
Riede 4-14	SM Energy Company	0.33%	Waiting to be fractured
Torgeson 1-15	SM Energy Company	2.81%	Waiting to be fractured
Wolter 1-28	SM Energy Company	1.30%	Producing
Wolter 13-9	SM Energy Company	7.03%	Drilling
Yukon 12-1	Samson Resources Company	1.25%	Waiting to be fractured

Exploratory costs associated with these wells totaled $847,005 as of June 30, 2011

Proven reserves were identified within the Pebble Beach Prospect during 2011 as a result of the successful drilling of the Aarestad 4-34 and Gerhardsen 1-10 wells.  Accordingly, the Company transferred the cumulative costs associated with the Pebble Beach Prospect from the non-amortizable full cost pool to the full cost pool that is subject to amortization.

As noted in Note 4, the Company sold its working interest in approximately 700 net acres located within the Pebble Beach prospect to Rover in April 2010 for cash consideration totaling $1 million.  Because the sale represented a significant reduction of the full cost pool that is not subject to amortization, the Company reallocated the costs of the pool among the properties included within the pool based on relative fair market value at the time of the sale.  The Company recognized a $509,934 gain on the sale of the Pebble Beach acreage during the three-month and six-month periods ended June 30, 2010.

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2011 and December 31, 2010 and
For the Three-Month and Six-Month Periods Ended June 30, 2011 and 2010

In May 2011, the Company sold a portion of its working interest in the Pebble Beach Acreage for net cash consideration totaling $227,079.  The net cash consideration was recorded as a receivable as of June 30, 2011 and collected in August 2011.  Because the sale did not represent the disposal of a significant portion of non-amortizable full cost pool at the time of the sale, the net proceeds received were recorded as a reduction of the full cost pool, not subject to amortization.

As of June 30, 2011, the Company owns a 10% working interest in approximately 144,293 gross acres (25,066 net acres) that is held by approximately 783 leases, with expiration dates ranging from July 2011 to October 2013, ratably.

The Pebble Beach Prospect is evaluated for impairment during each reporting period.  There were no impairments evident at June 30, 2011.

Spyglass Prospect

In June 2010, the Company sold half of its 100% working interest in the Hardy Property to AEE in exchange for a 50% working interest in approximately 6,239 net acres located within Divide County, North Dakota (the “Spyglass Prospect”).  The Company reclassified 50% of the then carrying value of its investment in the Hardy Prospect ($126,029) to the Spyglass Prospect at the time of the sale.  Between June 30, 2010 and May 27, 2011, the Company acquired a 50% working interest in an additional 2,486 net acres at an aggregate cost of $625,557.

On May 27, 2011, the Company and AEE each sold a 25% working interest in the Spyglass Prospect to a third party for cash consideration, net of finder’s fees, totaling $3,777,793, of which, $320,833 was outstanding as of June 30, 2011.  The remaining amount was collected in August 2011.

Because no proven reserves have been identified yet, the Spyglass Prospect has been assigned to the portion of the full-cost pool that is not subject to amortization.  Management is currently in the process of evaluating the results of nearby wells drilled by other companies in order to develop its exploration strategy relative to the Spyglass Prospect.  The Spyglass Prospect is evaluated for impairment during each reporting period.  There were no impairments evident at June 30, 2011.

As of June 30, 2011, the Company owns a 25% working interest in approximately 68,962 gross acres (8,948 net acres) which is held by approximately 783 leases, with expiration dates ranging from February 2013 to August 2016, ratably.

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2011 and December 31, 2010 and
For the Three-Month and Six-Month Periods Ended June 30, 2011 and 2010

Steamroller Prospect

The Company owns various overriding royalty interests under approximately 20,172 net acres in Utah and Colorado, located within the Steamroller Prospect.  In addition, the Company is entitled to receive an overriding royalty interest on any additional leasehold interest acquired by its former working interest partners in an area of mutual interest (“AMI”) between the parties.  The AMI covers approximately 3,571,200 gross acres.

Canada

In June 2008, the Company acquired a 5% overriding royalty position in additional prospects located in Saskatchewan, Canada.  The Company fully impaired its investment in the Canada Prospect in June 2010 citing a lack of proven reserves and no definitive exploration plans relative to the Canadian Prospect.

The following table summarizes the costs of the Company’s aggregate exploratory activities for all unproven prospects for the six-month period ended June 30, 2011 and the year ended December 31, 2010:

	June 30,	December 31,
	2011	2010

Balance at the beginning of the period	$590,368	$412,797
Additions to exploratory costs	1,222,499	455,972
Impairments / gain allocations	(375,793)	(278,401)
Reclassifications to the amortizable pool	(976,867)	-

Balance at the end of the period	$460,207	$590,368

Well Summary

The following table summarizes the Company’s wells and drilling activity for the three-month periods ended June 30, 2011 and 2010:

	June 30, 2011		June 30, 2010
Exploratory wells:	U.S.	Canada	U.S.	Canada

Beginning of period	1	-	-	-
Purchased / acquired	-	-	-	-
Drilled	1	-	-	-
Abandoned	-	-	-	-
End of period	2	-	-	-

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2011 and December 31, 2010 and
For the Three-Month and Six-Month Periods Ended June 30, 2011 and 2010

	June 30, 2011		June 30, 2010
Development wells:	U.S.	Canada	U.S.	Canada

Beginning of period	-	1	-	-
Purchased / acquired	-	-	-	1
Drilled	-	1	-	-
Abandoned	-	-	-	-
End of period	-	2	-	1

The following table summarizes the Company’s wells and drilling activity for the six-month periods ended June 30, 2011 and 2010:

	June 30, 2011		June 30, 2010
Exploratory wells:	U.S.	Canada	U.S.	Canada

Beginning of period	-	-	-	-
Purchased / acquired	-	-	-	-
Drilled	2	-	-	-
Abandoned	-	-	-	-
End of period	2	-	-	-

	June 30, 2011		June 30, 2010
Development wells:	U.S.	Canada	U.S.	Canada

Beginning of period	-	1	-	-
Purchased / acquired	-	-	-	1
Drilled	-	1	-	-
Abandoned	-	-	-	-
End of period	-	2	-	1

The Company did not drill any dry exploratory or developmental wells during the six-month periods ended June 30, 2011 and 2010.

7.	Asset Retirement Obligations

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

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2011 and December 31, 2010 and
For the Three-Month and Six-Month Periods Ended June 30, 2011 and 2010

The Company has recorded estimated asset retirement obligations for the future plugging and abandonment of wells within the Hardy Property.  As of December 31, 2010, the discounted value of the Hardy 7-9 asset retirement obligation was $13,853.  In June 2011, the Company recorded an asset retirement obligation for the Hardy 4-16 well in the amount of $1,913, which is net of an original discount of $21,150.  As of June 30, 2011, the Company has recorded aggregate asset retirement obligations totaling $16,473, net of discounts totaling $44,090.  The Company recognized accretion expense of $358 and $707 for the three-month and six-month periods ended June 30, 2011 associated with the Hardy Property asset retirement obligations.  No such amortization was recorded during 2010.  The projected plugging date for the Hardy 7-9 and Hardy 4-16 wells are December 2020 and June 2036, respectively.

8.	Commitments and Contingencies

Drilling Obligations

As of June 30, 2011, the Company owned a 50% working interest in the Hardy Property.  Accordingly, the Company may elect to participate in the drilling of exploratory wells on the property.  As discussed in Note 6, the Company and its working interest partner, AEE, entered into a farm-out agreement with Passport related to the drilling of up to two new wells on the Hardy Property.  The first of these wells, the Hardy 4-16 well, was drilled and completed in May 2011.  The Company may be obligated to participate in the drilling of a second new well within the Hardy Property if such well is proposed by either of its working interest partners and if the Company elects to participate in such well.

In addition, the Company has the option to participate in the drilling of future exploratory wells related to its 10% working interest in the Pebble Beach prospect should any such wells be proposed by the other working interest owners.  As discussed in Note 6, the Company has elected to participate in the drilling of 17 wells to be located within the Pebble Beach Prospect.  As such, the Company’s is currently obligated to fund its working interest portion of the drilling and future operations costs of these wells.  The Company’s working interests in the Pebble Beach wells ranges from 0.04% to 4.69%.  Additional wells could be proposed in the future, at which time the Company may or may not elect to participate in such additional wells.

Employment Agreement

The Company’s President and Chief Executive Officer is employed under a two-year employment contract, which provides for annual compensation of $174,000.  The employment contract is scheduled to expire on October 31, 2011.

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2011 and December 31, 2010 and
For the Three-Month and Six-Month Periods Ended June 30, 2011 and 2010

Lease Obligation

The Company currently leases office space pursuant to the terms of a three-year lease agreement, which expires on December 31, 2011.  Future lease payments related to the Company’s office and equipment leases as of June 30, 2011 are as follows:

Amount
2011 (remainder of the year)	$32,070
2012	-
2013	-
2014	-
2015	-

Total	$32,070

Gross office rent expense for the three-month month periods ended June 30, 2011 and 2010 totaled $19,418 and $17,541, respectively.  Gross office rent expense for the six-month periods ended June 30, 2011 and 2010 totaled $36,960 and $38,837, respectively.

In July 2010, the Company began subleasing a portion of its office space to AEE.  The Company received sublease payments from AEE totaling $3,551 and $6,215 for the three-month and six-month periods ended June 30, 2011, respectively.  Sublease payments received are treated as a reduction of gross rent expense.

9.	Earnings Per Share

The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the three-month and six-month periods ended June 30, 2011 and 2010:

	For the Three-Month		For the Six-Month
	Period Ended June 30,		Period Ended June 30,
	2011	2010	2011	2010
Net income	$2,912,909	$4,044,779	$2,348,363	$3,713,044
Weighted-average number of common shares outstanding	41,005,822	43,532,612	41,005,822	44,043,152
Incremental shares from the assumed exercise of dilutive stock options	3,186,247	891,892	3,079,583	2,125,000
Diluted common shares outstanding	44,192,069	44,424,504	44,085,405	46,168,152
Basic earnings per share	$0.07	$0.09	$0.06	$0.08
Diluted earnings per share	$0.07	$0.09	$0.05	$0.08

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2011 and December 31, 2010 and
For the Three-Month and Six-Month Periods Ended June 30, 2011 and 2010

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

The Company did not grant any stock options during 2010 or during the six-month period ended June 30, 2011.  Accordingly, the Company did not recognize any stock-based compensation expense for the three-month and six-month periods ended June 30, 2011 or 2010.

A summary of stock option activity for the six-month period ended June 30, 2011 and the year ended December 31, 2010 is presented below:

Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contract
	Options	Price	Term

Outstanding at December 31, 2009	6,000,000	$0.05	3.4 years

Options granted	-	-	-
Options exercised	(2,308,000)	0.05	-
Options expired	-	-	-
Options forfeited	-	-	-

Outstanding at December 31, 2010	3,692,000	$0.05	2.4 years

Options granted	-	-	-
Options exercised	-	-	-
Options expired	-	-	-
Options forfeited	-	-	-

Outstanding at June 30, 2011	3,692,000	$0.05	2.0 years
Exercisable at June 30, 2011	3,692,000	$0.05	2.0 years

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2011 and December 31, 2010 and
For the Three-Month and Six-Month Periods Ended June 30, 2011 and 2010

The options outstanding as of June 30, 2011 and December 31, 2010 have an intrinsic value of $0.27 and $0.05 per share and an aggregate intrinsic value of $996,840 and $184,600, respectively.

Shares Reserved for Future Issuance

As of June 30, 2011 and December 31, 2010, the Company has reserved 3,692,000 shares for future issuance upon exercise of outstanding options.

11.	Related Party Transactions

In June 2010, the Company purchased 500,000 shares of common stock, with attached warrants, of Covenant Resources Ltd., an entity related by virtue of a common director.  The aggregate cost of stock and warrants was $24,733.  Each share of common stock purchased included a warrant that enables the Company to purchase an additional share of common stock at a price of $0.05 per share.  Covenant Resources changed its name to Passport in December 2010.  As of June 30, 2011 and December 31, 2010, the fair market value of the Company’s investment in Passport was $127,426 and $197,453, respectively.

13.	Proposed Merger

Merger Agreement and Pro Forma Financial Information

On April 8, 2011, the Company entered into a definitive agreement with AEE (the “Merger Agreement”) to merge the two companies.  Pursuant to the terms of the Merger Agreement, the Company formed a wholly-owned subsidiary which will be merged into AEE, with the Company emerging as the surviving entity.  The ratio of stockholdings between the two companies at the time of closing is expected to be 80% for AEE’s legacy stockholders and 20% for Eternal Energy stockholders (exclusive of outstanding options to purchase shares of the Company’s common stock and shares of AEE’s common stock).  The Company anticipates issuing approximately 164,023,288 shares of its common stock to acquire 100% of the outstanding common stock of AEE.  Despite the fact the American Eagle’s shareholders will hold shares of the combined company’s common stock that will represent approximately 80% of the then-outstanding shares and the stockholders of Eternal Energy will hold shares of the combined company’s common stock that will represent approximately 20% of the then-outstanding shares (in each case without taking into account any outstanding options to purchase shares of either company’s common stock), other factors present in the structure of the proposed business combination result in Eternal Energy being considered the accounting acquirer in the transaction.

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2011 and December 31, 2010 and
For the Three-Month and Six-Month Periods Ended June 30, 2011 and 2010

The estimated value of the stock consideration to be given by the Company is based on the estimated fair market values of the assets and liabilities being acquired.  The following table summarizes the amounts of assets to be acquired and liabilities to be assumed as of June 30, 2011:

Financial assets acquired	$4,425,307
Oil and gas properties, subject to amortization	1,939,053
Oil and gas properties, not subject to amortization	8,836,945
Financial liabilities assumed	(2,100,045)
Purchase price	$13,101,260

The amounts presented above are subject to change as additional information becomes available.  There have been no significant changes to the outcomes or assumptions used to develop the estimates above.

The financial assets acquired include cash and cash equivalents of approximately $3,157,630, trade and other receivables totaling $1,127,387, prepaid expenses totaling $12,864 and marketable securities of a related party totaling $127,426.

The financial liabilities assumed consist of trade payables totaling $1,376,239, accrued interest and other payables totaling $40,000, amounts due to Eternal Energy totaling $667,333 and long-term asset retirement obligations totaling $16,473.

The following pro forma information is not prepared in accordance with generally accepted accounting principles (“GAAP”) and should not be considered a substitute for the historical financial information prepared in accordance with GAAP, as presented in other portions of this document.

The following assumptions were used to prepare the supplemental pro forma financial information:

•
An effective date of January 1, 2010 was used to present what the combined entities’ financial position may have been as of June 30, 2011 and December 31, 2010 and what its results of operations may have been for the six-month period ended June 30, 2011.

•	No adjustments were made to reflect economies of scale or other potential cost savings that may have been achieved had the merger occurred on January 1, 2010.

•	No adjustments were made relative to alternative financing strategies that may have been implemented on a combined entity basis.

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2011 and December 31, 2010 and
For the Three-Month and Six-Month Periods Ended June 30, 2011 and 2010

•
The estimated fair market value of AEE’s oil and gas properties, subject to amortization, is based on the net present value of future cash flows from proven reserves as of December 31, 2010, as calculated by an independent, third-party engineering firm.

•
The estimated fair market values of AEE’s oil and gas properties, not subject to amortization, were determined by management based on management’s knowledge of prevailing leasing costs associated with acreage located in close proximity to AEE’s properties and/or recent acreage purchase transactions as of or near to June 30, 2011.

•	All purchase accounting adjustments and allocations were determined assuming that the business combination occurred on June 30, 2011.

•
As discussed in Note 5, the Company and AEE each sold half of their respective working interests in the Spyglass Prospect in May 2011.  This transaction was considered in determining the purchase accounting entries that were used to prepare the June 30, 2011 pro forma balance sheet.  The sale of the Spyglass working interests was not considered in determining the purchase accounting entries that were used to prepare the December 31, 2010 balance sheet as the sale had not yet occurred at that time.

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2011 and December 31, 2010 and
For the Three-Month and Six-Month Periods Ended June 30, 2011 and 2010

Pro Forma Condensed Combined Balance Sheets (Unaudited)
As of June 30, 2011

		American	Pro
	Eternal	Eagle	Forma		Pro
	Energy	Energy	Adjustments		Forma

Cash & equivalents	$5,423,192	$3,157,630	$56,939	(f)	$8,637,761
Trade receivables	614,021	1,127,387	-		1,741,408
Intercompany receivables	667,333		(667,333	)(a)	-
Stock subscriptions receivable	-		-
Prepaid expenses	6,034	12,864	-		18,898
Total current assets	6,710,580	4,297,881	(610,394)		10,398,067

Equipment and leasehold improvements, net of accumulated depreciation of $151,668	16,598	-	-		16,598
Oil and gas properties, subject to amortization, net of accumulated depletion of $271,141	1,835,564	1,977,937	(75,310	)(d)	3,738,191
Oil and gas properties, not subject to amortization	460,207	3,337,761	5,499,184	(d)	9,297,152
Marketable securities	1,161,199	-	-		1,161,199
Marketable securities - related party	127,426	127,426	-		254,852
Deposits	5,345	-	-		5,345

Total assets	$10,316,919	$9,741,005	$4,813,480		$24,871,404

Accounts payable and accrued liabilities	$2,404,230	$1,402,239	$(40,000	)(f)	$3,766,469
Intercompany payables	-	667,333	(667,333	)(a)	-
Due to Passport Energy	788,748	-			788,748
Amounts due to related parties		14,000	-		14,000
Convertible debenture, net of debt discount of $496,601	-	503,399	(503,399	)(c)	-
Total current liabilities	3,192,978	2,586,971	(1,210,732)		4,569,217

Long-term asset retirement obligation, net of discount of $88,180	16,473	16,473	-		32,946

Total liabilities	3,209,451	2,603,444	(1,210,732)		4,602,163

Common stock	41,006	43,374	120,649	(c,d)	205,029
Additional paid in capital	9,199,305	7,224,331	5,053,995	(c,d)	21,477,631
Unrealized gains on marketable securities	388,919	101,880	(101,880	)(d)	388,919
Accumulated deficit	(2,521,762)	(232,024)	951,448	(c,d)	(1,802,338)

Total stockholders’ equity	7,107,468	7,137,561	6,024,212		20,269,241

Total stockholders’ equity and liabilities	$10,316,919	$9,741,005	$4,813,480		$24,871,404

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2011 and December 31, 2010 and
For the Three-Month and Six-Month Periods Ended June 30, 2011 and 2010

Pro Forma Condensed Combined Balance Sheets (Unaudited)
As of December 31, 2010

		American	Pro
	Eternal	Eagle	Forma		Pro
	Energy	Energy	Adjustments		Forma

Cash & equivalents	$2,400,362	$79,768	$16,939	(f)	$2,497,069
Trade receivables	248,461	-	-		248,461
Intercompany receivables	279,376	-	(279,376	)(a)	-
Stock subscriptions receivable	-	2,666,667	833,333	(b)	3,500,000
Prepaid expenses	30,106	-	-		30,106
Total current assets	2,958,305	2,746,435	570,896		6,275,636

Equipment and leasehold improvements, net of accumulated depreciation of $149,142	20,693	-	-		20,693
Oil and gas properties, subject to amortization, net of accumulated depletion of $298,767	340,321	965,848	822,195	(d)	2,128,364
Oil and gas properties, not subject to amortization	590,368	2,820,301	7,430,664	(d)	10,841,333
Marketable securities	1,117,716	-	-		1,117,716
Marketable securities of related party	197,453	197,453	-		394,906
Deposits	5,345	-	-		5,345

Total assets	$5,230,201	$6,730,037	$8,823,755		$20,783,993

Accounts payable and accrued liabilities	$430,699	$758,032	$(40,000	)(f)	$1,148,731
Intercompany payables	-	279,376	(279,376	)(a)	-
Amounts due to related parties	-	20,000	-		20,000
Total current liabilities	430,699	1,057,408	(319,376)		1,168,731

Convertible debenture, net of debt discount of $926,333	-	73,667	(73,667	)(c)	-
Long-term asset retirement obligation, net of discount of $47,294	13,853	13,853	-		27,706

Total liabilities	444,552	1,144,928	(393,043)		1,196,437

Common stock	41,006	37,540	126,483	(c,d)	205,029
Additional paid in capital	9,199,305	7,230,166	7,202,422	(c,d)	23,631,893
Stock subscriptions receivable	-	(833,333)	833,333	(b)	-
Unrealized gains on marketable securities	415,463	172,818	(172,818	)(d)	415,463
Accumulated deficit	(4,870,125)	(1,022,082)	1,227,378	(c,d)	(4,664,829)

Total stockholders’ equity	4,785,649	5,585,109	9,216,798		19,587,556

Total stockholders’ equity and liabilities	$5,230,201	$6,730,037	$8,823,755		$20,783,993

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2011 and December 31, 2010 and
For the Three-Month and Six-Month Periods Ended June 30, 2011 and 2010

Eternal Energy Corp.
Pro Forma Condensed Combined Statements of Operations (Unaudited)
For the Six-Month Period Ended June 30, 2011

		American	Pro
	Eternal	Eagle	Forma		Pro
	Energy	Energy	Adjustments		Forma

Oil and gas sales	$52,805	$46,477	$-		$99,282
Gain on sale of oil and gas prospects	3,402,000	2,085,627	-		5,487,627
Total revenues	3,454,805	2,132,104	-		5,586,909

Oil and gas operating expenses	115,691	117,676	-		233,367
General and administrative expenses	344,906	275,072	-		619,978
Professional fees	649,154	382,376	-		1,031,530
Professional fees – related party	-	68,000	-		68,000
Depreciation, depletion and amortization	29,117	28,482	-		57,599
Total operating expenses	1,138,868	871,606	-		2,010,474

Operating loss	2,315,937	1,260,498	-		3,576,435

Interest income	3,030	-	-		3,030
Dividend income	34,532	-	-		34,532
Interest expense	-	(40,000)	40,000	(f)	-
Accretion of discount on asset retirement obligation	(707)	(707)	-		(1,414)
Accretion of discount on convertible debenture	-	(429,733)	429,733	(c)	-

Loss before taxes	2,352,792	790,058	469,733		3,612,583

Provision for income taxes	(4,429)	-	-		(4,429)

Net income	$2,348,363	$790,058	$469,733		$3,608,154

Basic and diluted loss per share					$0.02

Basic and diluted weighted average shares outstanding:					206,486,818

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2011 and December 31, 2010 and
For the Three-Month and Six-Month Periods Ended June 30, 2011 and 2010

Description of pro forma adjustments:

(a)	Elimination of intercompany amounts owed to/from the Company and AEE.

(b)	Business combination adjustment to record $833,333 of stock subscriptions collected by AEE prior to the business combination.

(c)
Adjustment to record the conversion of the debenture as a condition precedent to the completion of the business combination, which results in a $1,000,000 increase to equity, a reduction of accretion expense of $429,733 for the six-months ended June 30, 2011 and a reduction of accumulated deficit of $496,601 as of June 30, 2011 and $66,868 as of December 31, 2010.

(d)
Purchase accounting entry to record the issuance of 164,023,288 shares of the Company’s common stock, to eliminate the historical equity accounts of AEE, and to adjust the value of oil and gas properties acquired.

(e)	Adjustment to reflect depletion expense as if the business combination (and purchase accounting adjustments) had occurred on January 1, 2010.

(f)	Adjustment to reverse interest expense associated with the convertible debenture as if the conversion had occurred on January 1, 2010.

14.	Subsequent Events

In July 2011, the Company, along with its working interest partners, completed the fracture stimulation of the Hardy 4-16 well at an estimated aggregate cost of $725,000.  The Company’s share of these costs is approximately $223,000.  Management is currently evaluating the results of the fracture stimulation project.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING PRESENTATION OF OUR MANAGEMENT'S DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT.

A Note About Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current management's expectations.  These statements may be identified by their use of words like “plans,” “expect,” “aim,” “believe,” “projects,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could,” and other expressions that indicate future events and trends.  All statements that address expectations or projections about the future, including statements about our business strategy, expenditures, and financial results are forward-looking statements.  We believe that the expectations reflected in such forward-looking statements are accurate.  However, we cannot assure you that such expectations will occur.

Actual results could differ materially from those in the forward looking statements due to a number of uncertainties including, but not limited to, those discussed in this section.  Factors that could cause future results to differ from these expectations include general economic conditions, further changes in our business direction or strategy, competitive factors, oil and gas exploration uncertainties, and an inability to attract, develop, or retain technical, consulting, or managerial agents or independent contractors.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements.  No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.  You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report, except as required by law; we are not obligated to release publicly any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

Industry Outlook

The petroleum industry is highly competitive and subject to significant volatility due to numerous market forces.  Crude oil and natural gas prices are affected by market fundamentals such as weather, inventory levels, competing fuel prices, overall demand, and the availability of supply.

Worldwide oil prices reached historical highs during the last half of 2008, before tumbling amid worldwide economic crisis.  Oil prices stabilized during 2009 and remained stable throughout 2010.  Since December 31, 2010, oil prices have increased rapidly, topping $100 per barrel in mid-March 2011 and then retreating to the mid-$80’s per barrel in mid-August.

Oil prices cannot be predicted with any certainty and have significantly affected profitability and returns for upstream producers.  Historically, crude oil prices have averaged approximately $77 per barrel over the past five years, per the New York Mercantile Exchange (“NYMEX”).  However, during that time, oil prices have experienced wide fluctuations in prices, ranging from $37 per barrel to $145 per barrel, with the median price of $78 per barrel.  Oil prices averaged approximately $99 during the six-month period ended June 30, 2011.

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

Our Company was incorporated in the State of Nevada under the name “Golden Hope Resources Corp.” on July 25, 2003 and is engaged in the acquisition, exploration, and development of natural resource properties of merit.  On November 7, 2005, we filed documents with the Nevada Secretary of State to affect a change of our name from “Golden Hope Resources Corp.” to “Eternal Energy Corp.” by way of a merger with our wholly-owned subsidiary, Eternal Energy Corp., which was formed solely to facilitate the name change.

Since our inception, we have entered into participation agreements related to oil and gas exploration projects throughout the continental United States, including Colorado, Montana, Nevada, North Dakota, Texas, and Utah, as well as in the Saskatchewan, province of Canada, and areas located in the North Sea.  As of June 30, 2011, we are actively engaged in exploration activities within the Pebble Beach and Spyglass Prospects, located in Divide County, North Dakota, and Sheridan County, Montana, as well as within the Hardy Property, located in southeastern Saskatchewan, Canada.  In addition, the Company owns certain overriding royalty interests in oil and gas leases located in San Juan County, Utah and San Miguel County, Colorado.

Our current operations consist of two full-time employees and several paid consultants, who provide accounting and land management services on a contract basis.

Results of Operations for the Three-Month Period Ended June 30, 2011 vs. 2010

We recognized net income of $2,912,909 for the three-month period ended June 30, 2011, compared to $4,044,779 for the three-month period ended June 30, 2010.  A discussion of the key components of our statements of operations and material fluctuations for the three-month periods ended June 30, 2011 and 2010 is provided below.

Revenues associated with the sale of oil and gas totaled $13,702 for the three-month period ended June 30, 2011, compared to $2,999 for the three-month period ended June 30, 2010.  A comparison of the 2011 and 2010 oil sales is as follows:

•
The 2011 sales relate to our 50% working interest in the Hardy 7-9 well, which was acquired in June 2010 and placed on production in September 2010.  The well operated during a portion of April 2011 before being shut in for mechanical and weather-related issues.  The well remained shut-in through June 30, 2011.  The well has since been returned to production.

•
The 2010 sales relate to revenues received from our 5% overriding royalty interests in certain properties located in Saskatchewan, Canada.  We sold our overriding royalty interests to Ryland Oil Corporation (“Ryland”) in June 2010.

In April 2010, we sold our gross overriding royalty interest in approximately 264,000 net acres within an area of mutual interest located in southeastern Saskatchewan to Ryland.  In addition to cash consideration totaling $2.9 million, we received 2,145,883 shares of Ryland’s common stock, which were valued at approximately $874,973 as of the date of sale, and an assignment of Ryland’s 100% working interest in approximately 4,480 net acres located in Saskatchewan, and related equipment (the “Hardy Property”).  At the time of the sale, the Hardy Property had an estimated fair market value of $238,681.  We recognized a gain in the amount of $4,735,253 during the three-month period ended June 30, 2010 related to the sale.

Also in April 2010, we sold our working interest in approximately 700 net acres located within the Pebble Beach prospect to Rover Resources Inc. for cash consideration totaling $1 million.  Because the sale represented a significant reduction of the full-cost pool that is not subject to amortization, we reallocated the costs of the pool among the properties included within the pool based on relative fair market value at the time of the sale.  We recognized a $509,934 gain on the sale of the Pebble Beach acreage during the three-month period ended June 30, 2010.

In May 2011, we sold half of our working interest in our Spyglass Prospect to a third party.  Net proceeds from the sale totaled $3,777,793, of which $320,833 was receivable as of June 30, 2011.  The receivable was collected in August 2011.  Because our working interest in the Spyglass Prospect represented a significant portion of our full-cost pool that is not subject to amortization, we reallocated the aggregate cost of the full-cost pool, not subject to amortization, among the various properties included within the pool, based on their estimated relative fair market values at the time the sale occurred, and recognized a gain in the amount of $3,402,000.

Also in May 2011, we sold a portion of our working interest in the Pebble Beach Prospect for net cash consideration totaling $227,079.  The net cash consideration was recorded as a receivable as of June 30, 2011 and collected in August 2011.  Because the sale did not represent the disposal of a significant portion of non-amortizable full-cost pool at the time of the sale, the net proceeds received were recorded as a reduction of the full-cost pool, not subject to amortization.

Lease operating expenses associated with the Hardy 7-9 well totaled $67,508 for the three-month period ended June 30, 2011.  We did not recognize any lease operating expenses during the three-month period ended June 30, 2010, as the well was acquired in April 2010 but had not yet been re-worked or returned to production during that time.

General and administrative expenses decreased from $218,150 for the three-month period ended June 30, 2010 to $205,653 for the three-month period ended June 30, 2011.  The net decrease is primarily due to the following:

•	Payroll and employee benefit related costs declined by $67,525, as a result of a staff reduction that occurred in November 2011.

•
We recognized foreign exchange losses totaling $21,637 relating to currency fluctuations between the US Dollar and the Canadian Dollar.  The majority of our transactions related to our Hardy Property are transacted in Canadian Dollars.  No such losses were incurred during the comparable period in 2010.

•
In May 2011, we paid fees totaling $17,595 to a certain director as compensation for serving on the Special Committee that was formed to review the proposed merger transaction with American Eagle Energy Inc. (“AEE”).  This is the only time that we have ever compensated any of our directors through a cash payment.

•
Insurance expense increased by $16,120 related to the operation of the Hardy 7-9 well.  We incurred no such cost during the three-month period ended June 30, 2010, as the well had not yet been returned to production.

Professional fees increased from $84,021 for the three-month period ended June 30, 2010 to $232,425 for the three-month period ended June 30, 2011.  Professional fees increased due to the following reasons:

•
We incurred legal fees totaling $153,449 during the three-month period ended June 30, 2011, primarily related to our proposed merger with AEE.  Legal fees for the three-month period ended June 30, 2010 totaled $77,221.

•
We also incurred consulting fees totaling $19,282 during the second quarter of 2011, primarily related to business valuation services obtained in connection with our proposed merger with AEE.  We incurred no such costs during the comparable period in 2010.

•
Accounting fees for the three-month period ended June 30, 2011 increased by $52,894 from the same period in 2010 due to services received in connection with the proposed merger with AEE, and related SEC filings, as well as engaging a third-party individual to perform all accounting functions.  These functions were previously performed by our former Chief Financial Officer.

As a result of the acquisition and recompletion of the Hardy 7-9 well during the second half of 2010, we recognized depletion expense of $11,679 for the three-month period ended June 30, 2011.  No such depletion was recognized during the second quarter of 2010, as the Hardy 7-9 well had not yet been returned to production.  We recorded depreciation expense of $1,879 for the three-month period ended June 30, 2011 related to our office equipment, furniture, and leasehold improvements, compared to depreciation expense of $11,801 for the three-month period ended June 30, 2010.  Much of our office equipment and furniture became fully depreciated in December 2011, which explains the decrease in depreciation expense from 2010 to 2011.

Shortly after acquiring shares of Ryland’s common stock in connection with the sale of our gross overriding royalties to Ryland during April 2010, Ryland was acquired by Crescent Point Energy Corp. (“Crescent Point”), at which time our shares of Ryland common stock were converted into 25,107 shares of Crescent Point’s common stock.  In August 2010, we began receiving monthly dividend payments related to our holdings of those shares.  As a result, we recognized dividend income totaling $19,476 for the three-month period ended June 30, 2011.  No such dividend income was recognized for the comparable period in 2010.

Results of Operations for the Six-Month Period Ended June 30, 2011 vs. 2010

We recognized net income of $2,348,363 for the six-month period ended June 30, 2011, compared to $3,713,044 for the six-month period ended June 30, 2010.  A discussion of the key components of our statements of operations and material fluctuations for the six-month periods ended June 30, 2011 and 2010 is provided below.

Revenues associated with the sale of oil and gas totaled $52,805 for the six-month period ended June 30, 2011, compared to $74,485 for the six-month period ended June 30, 2010.  A comparison of the 2011 and 2010 oil sales is as follows:

•
The 2011 sales relate primarily to our 50% working interest in the Hardy 7-9 well, which was acquired in June 2010 and placed on production in September 2010.  In January 2011, the well encountered mechanical problems and was taken off of production due to a parted rod string.  The well was repaired and returned to production in March 2011.  The well was once again taken off of production in mid-April due to mechanical issues.  The well bore was repaired in May 2011, but the well remained shut-in through June 30, 2011 due to inclement weather conditions.

•	In January 2011, we began recognizing revenue associated with our small, working interest position in the Aarestad 4-34 well, which was completed in December 2010.

•
The 2010 sales relate to revenues received from our 5% overriding royalty interests in certain properties located in Saskatchewan, Canada.  We sold our overriding royalty interests to Ryland in June 2010.

In April 2010, we sold our gross overriding royalty interest in approximately 264,000 net acres within an area of mutual interest located in southeastern Saskatchewan to Ryland.  In addition to cash consideration totaling $2.9 million, we received 2,145,883 shares of Ryland’s common stock, which were valued at approximately $874,973 as of the date of sale, and an assignment of Ryland’s 100% working interest in the Hardy Property (approximately 4,480 net acres located in Saskatchewan and related equipment).  At the time of the sale, the Hardy Property had an estimated fair market value of $238,681.  We recognized a gain in the amount of $4,735,253 during the six-month period ended June 30, 2010 related to the sale.

Also in April 2010, we sold our working interest in approximately 700 net acres located within the Pebble Beach prospect to Rover Resources Inc. for cash consideration totaling $1 million.  Because the sale represented a significant reduction of the full-cost pool that is not subject to amortization, the Company reallocated the costs of the pool among the properties included within the pool based on relative fair market value at the time of the sale.  The Company recognized a $509,934 gain on the sale of the Pebble Beach acreage during the six-month period ended June 30, 2010.

In May 2011, we sold half of our working interest in our Spyglass Prospect to a third party.  Net proceeds from the sale totaled $3,777,793, of which $320,833 was receivable as of June 30, 2011.  The receivable was collected in August 2011.  Because our working interest in the Spyglass Prospect represented a significant portion of our full-cost pool that is not subject to amortization, we reallocated the aggregate cost of the full-cost pool, not subject to amortization, among the various properties included within the pool, based on their estimated relative fair market values at the time the sale occurred, and recognized a gain in the amount of $3,402,000.

Also in May 2011, we sold a portion of our working interest in the Pebble Beach Prospect for net cash consideration totaling $227,079.  The net cash consideration was recorded as a receivable as of June 30, 2011 and collected in August 2011.  Because the sale did not represent the disposal of a significant portion of non-amortizable full-cost pool at the time of the sale, the net proceeds received were recorded as a reduction of the full-cost pool, not subject to amortization.

Lease operating expenses associated with the Hardy 7-9 well totaled $115,691for the six-month period ended June 30, 2011.  We did not recognize any lease operating expenses during the six-month period ended June 30, 2010 as the Hardy 7-9 well had not yet been re-worked and returned to production.

General and administrative expenses decreased from $452,402 for the six-month period ended June 30, 2010 to $344,906 for the six-month period ended June 30, 2011.  The net decrease is primarily due to the following:

•	Payroll and benefits related expenses decreased by $156,359, as a result of staff reductions that occurred in November 2010.

•	Land management fees for the six-month period ended June 30, 2011 declined by $23,910 from the same period in 2010, as a result of switching from a full-time resource to a shared we share with AEE.

•
We recognized foreign exchange losses totaling $28,584 relating to currency fluctuations between the US Dollar and the Canadian Dollar.  The majority of our transactions related to our Hardy Property are transacted in Canadian Dollars.  No such losses were incurred during the comparable period in 2010.

•
In May 2011, we paid fees totaling $17,595 to a certain director as compensation for serving on the Special Committee that was formed to review the proposed merger transaction with AEE.  This is the only time that we have ever compensated any of our directors through a cash payment.

•
Insurance expense increased by $16,120 related to the operation of the Hardy 7-9 well.  We incurred no such cost during the six-month period ended June 30, 2010 as the well had not yet been returned to production.

•	Travel related expenses increased by 10,403 from 2010 to 2011 in connection with our proposed merger with AEE and related activities.

Professional fees increased from $238,426 for the six-month period ended June 30, 2010 to $649,154 for the six-month period ended June 30, 2011.  Professional fees increased due to the following reasons:

•
We incurred legal fees totaling $390,266 during the six-month period ended June 30, 2011, primarily related to our proposed merger with AEE.  Legal fees for the six-month period ended June 30, 2010 totaled $153,875.  The 2010 fees related to a proposed merger with Ryland.  The merger with Ryland was never completed.

•
We also incurred consulting fees totaling $153,192 during the six-month period ended June 30, 2011, the majority of which related to business valuation services obtained in connection with our proposed merger with AEE.  Consulting fees for the six-month period ended June 30, 2010 totaled $52,550 and consisted of fees associated with the obtaining of a fairness opinion related to our contemplated merger with Ryland in March 2010.  The Ryland merger transaction was never completed.

•
Accounting fees for the six-month period ended June 30, 2011 totaled $105,696, compared to $32,000 for the six-month period ended June 30, 2010.  The increase is primarily due to additional auditing services obtained in connection with our proposed merger with AEE, and related SEC filings, as well as fees incurred as a result of outsourcing of all accounting related activities beginning in November 2010.

Depreciation, depletion, and amortization expense for the six-month period ended June 30, 2011 consisted almost entirely of depletion expense related to the Hardy 7-9 well, which was returned to production in September 2010.  No such depletion expense was recognized during the six-month period ended June 30, 2010.  Depreciation expense decreased from $23,580 for the six-month period ended June 30, 2010 to $4,406 for the same period in 2011, primarily due to the fact that the majority of our office equipment, furniture, and leasehold improvements became fully depreciated in December 2010.

We recognized dividend income totaling $34,532 related to our holdings of Crescent Point common stock, which were acquired in June 2010.  No such dividend income was recognized for the comparable period in 2010, as we had not yet acquired the Crescent Point stock.

We recognized Canadian income taxes totaling $892,112 in connection with the sale of certain gross overriding royalties to Ryland in June 2010.

Liquidity and Capital Resources

As of June 30, 2011, our assets totaled $10,316,919, which included, among other items, cash balances totaling $5,423,192, receivables totaling $614,021, amounts due from our working interest partner, AEE, totaling $667,333, and marketable securities valued at $1,288,625.  Our intention is to hold the marketable securities indefinitely and, accordingly, the marketable securities have been classified as noncurrent assets.  Notwithstanding this classification, our working capital as of June 30, 2011 was $3,517,602, compared to $2,527,606 as of December 31, 2010.

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

Proposed Merger

On February 22, 2011, we announced our intention to pursue a merger with AEE.  On April 8, 2011, we entered into a definitive merger agreement (the “Merger Agreement”), pursuant to which we formed a wholly-owned subsidiary into which AEE will be merged.  We will be the surviving entity of the possible merger.

The closing of the proposed merger is subject to, among other items, (i) the registration of the common stock currently contemplated to be issued by us to the stockholders of AEE and (ii) the approval of the transaction by the boards of directors of both companies and by the stockholders of AEE.  The ratio of stockholdings between the companies at the closing of the possible merger, exclusive of any presently outstanding options, is currently anticipated to be 80% to the legacy stockholders of AEE and 20% to our legacy stockholders.

Litigation

As of June 30, 2011, we are not subject to any known or threatened litigation.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Principal Accounting Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.39* ^	Purchase and Sale Agreement by and among Eternal Energy Corp., American Eagle Energy Inc. and NextEra Energy Gas Producing, LLC, dated May 17, 2011.
10.40* ^	Purchase and Sale Agreement by and among Eternal Energy Corp., American Eagle Energy Inc. and NextEra Energy Gas Producing, LLC, dated May 17, 2011.
10.40a*	First Amendment to the Purchase and Sale Agreement by and among Eternal Energy Corp., American Eagle Energy Inc. and NextEra Energy Gas Producing, LLC, (dated May 17, 2011) dated June 14, 2011.
10.40b*	Second Amendment to the Purchase and Sale Agreement by and among Eternal Energy Corp., American Eagle Energy Inc. and NextEra Energy Gas Producing, LLC, (dated May 17, 2011) dated July 25, 2011.
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of our Annual report on Form 10-K filed April 8, 2008.)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*       Filed herewith.
^      Portions omitted pursuant to a request for confidential treatment.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETERNAL ENERGY CORP.

(Registrant)

August 18, 2011	/s/ Bradley M. Colby
Bradley M. Colby
President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)