Form 10-Q/A
period 2011-06-30
Eternal Energy Corp.
filed 2011-10-11
CIK 1282613

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
41,005,822 shares of common stock issued and outstanding at September 30, 2011.

Explanatory Note

The purpose of this Amendment No. 2 to Eternal Energy Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 18, 2011 (the “Form 10-Q”), is solely to furnish supplemented copies of Exhibits 10.39 and 10.40 to the Form 10-Q.

No other changes have been made to the Form 10-Q.  This Amendment No. 2 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

ITEM 6. EXHIBITS.

Exhibit	Description of Exhibit

10.39* ^	Purchase and Sale Agreement by and among Eternal Energy Corp., American Eagle Energy Inc. and NextEra Energy Gas Producing, LLC, dated May 17, 2011.
10.40* ^	Purchase and Sale Agreement by and among Eternal Energy Corp., American Eagle Energy Inc. and NextEra Energy Gas Producing, LLC, dated May 17, 2011.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*       Filed herewith.
^       Portions omitted pursuant to a request for confidential treatment.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETERNAL ENERGY CORP.

(Registrant)

October 10, 2011	/s/ Bradley M. Colby
Bradley M. Colby
President and Chief Executive Officer (Principal Executive, Financial and Accounting Officer)