Form 10-Q
period 2011-09-30
Eternal Energy Corp.
filed 2011-11-18
CIK 1282613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

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
41,005,822 shares of common stock issued and outstanding at November __, 2011.

ETERNAL ENERGY CORP.
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

INDEX

A Note About Forward Looking Statements	1

PART I - FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements (Unaudited)	2

Condensed Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	F-2

Condensed Consolidated Statements of Operations For Each of the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010 (Unaudited)	F-3

Condensed Consolidated Statements of Comprehensive Income For Each of the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010 (Unaudited)	F-4

Condensed Consolidated Statements of Cash Flows For Each of the Nine-Month Periods Ended September 30, 2011 and 2010 (Unaudited)	F-5

Notes to the Condensed Consolidated Financial Statements (Unaudited)	F-7

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 4 - Controls and Procedures	13

PART II - OTHER INFORMATION

Item 6 – Exhibits	14

Signatures	16

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Eternal Energy Corp.

Condensed Consolidated Financial Statements

As of September 30, 2011 and December 31, 2010 and
For the Three-Month and Nine-Month Periods ended September 30, 2011 and 2010

Eternal Energy Corp.

Index to the Condensed Consolidated Financial Statements

As of September 30, 2011 and December 31, 2010 and
For the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010

Condensed Consolidated Financial Statements of Eternal Energy Corp.:

Condensed Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	F-2

Condensed Consolidated Statements of Operations for the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010 (Unaudited)	F-3

Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010 (Unaudited)	F-4

Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2011 and 2010 (Unaudited)	F-5

Notes to the Condensed Consolidated Financial Statements (Unaudited)	F-7

Eternal Energy Corp.

Condensed Consolidated Balance Sheets

As of September 30, 2011 and December 31, 2010

	September 30,
	2011	December 31,
	(Unaudited)	2010
Current assets:
Cash	$1,969,629	$2,400,362
Trade receivables	308,017	248,461
Receivable from American Eagle Energy Inc.	317,441	279,376
Receivable from working interest partners	74,158	-
Prepaid expenses	47,014	30,106

Total current assets	2,716,259	2,958,305

Equipment and leasehold improvements, net of accumulated depreciation and amortization of $155,343 and $149,142, respectively	15,079	20,693
Oil and gas properties – subject to amortization, net of accumulated depletion of $144,242 and $104,350, respectively	3,822,529	340,321
Oil and gas properties – not subject to amortization	982,684	590,368
Marketable securities	942,740	1,117,716
Marketable securities - related party	78,095	197,453

Restricted cash	50,000	-
Deposits	5,345	5,345

Total assets	$8,612,731	$5,230,201

Current liabilities:
Accounts payable and accrued liabilities	$1,985,669	$430,699

Total current liabilities	1,985,669	430,699

Long-term asset retirement obligation, net of discount of $43,674 and $23,647, respectively	16,888	13,853
Total liabilities	2,002,557	444,552

Commitments and contingencies (Note 8)	-	-

Stockholders’ equity:
Common stock, $.001 par value, 875,000,000 shares authorized, 41,005,822 shares outstanding	41,006	41,006
Additional paid-in capital	9,199,305	9,199,305
Accumulated unrealized gains on marketable securities	121,130	415,463
Accumulated deficit	(2,751,267)	(4,870,125)

Total stockholders’ equity	6,610,174	4,785,649

Total liabilities and stockholders’ equity	$8,612,731	$5,230,201

The accompanying notes are an integral part of the condensed consolidated financial statements.

Eternal Energy Corp.

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three-Month Period		For the Nine-Month Period
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Oil and gas revenues	$141,155	$10,842	$193,960	$85,327
Gain on sale of oil and gas properties — subject to amortization, net of costs	-	-	-	509,934
Gain on sale of oil and gas properties — not subject to amortization, net of costs	46,170	-	3,448,170	4,735,253

Total revenue	187,325	10,842	3,642,130	5,330,514

Operating expenses:
Oil and gas operating expenses	111,554	65,806	227,245	65,806
General and administrative	189,945	102,140	534,851	621,817
Professional fees	114,721	88,150	763,875	259,301
Depreciation, amortization and depletion expense	16,976	7,786	46,093	35,846

Total operating costs	433,196	263,882	1,572,064	982,770

Total operating income (loss)	(245,871)	(253,040)	2,070,066	4,347,744

Interest income	1,687	3,436	4,717	7,808
Dividend income	17,717	-	52,249	-
Accretion of discount on asset retirement obligation	(415)	(4,480)	(1,122)	(4,480)
Impairment of assets held for sale	-	(57,000)	-	(57,000)

Income (loss) before taxes	(226,882)	(311,084)	2,125,910	4,294,072

Provision for income taxes	(2,623)	-	(7,052)	(892,112)

Net income (loss)	$(229,505)	$(311,084)	$2,118,858	$3,401,960

Net income (loss) per common share:
Basic	$(0.01)	$(0.01)	$0.05	$0.08
Diluted	$(0.01)	$(0.01)	$0.05	$0.08
Weighted average number of shares outstanding -
Basic	41,005,822	41,576,076	41,005,822	43,217,803
Diluted	41,005,822	41,576,076	44,054,380	45,147,623

The accompanying notes are an integral part of the condensed consolidated financial statements.

Eternal Energy Corp.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	For the Three-Month Period		For the Nine-Month Period
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$(229,505)	$(311,084)	$2,118,858	$3,401,960

Other comprehensive income (loss), before tax:
Unrealized gains (loss) on securities	(267,789)	171,144	(294,333)	175,761
Total other comprehensive income (loss), before tax	(267,789)	171,144	(294,333)	175,761

Comprehensive income (loss)	$(497,294)	$(139,940)	$1,824,525	$3,577,721

The accompanying notes are an integral part of the condensed consolidated financial statements.

Eternal Energy Corp.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Nine-Month Periods Ended September 30, 2011 and 2010

	2011	2010
Cash flows provided by (used for) operating activities:
Net income	$2,118,858	$3,401,960
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Non-cash transactions:
Depreciation, depletion and amortization	46,093	35,846
Accretion of discount on asset retirement obligations	1,122	4,480
Gain on sale of oil and gas properties	(3,448,170)	(5,245,187)
Impairment of assets held for sale	-	57,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expense	(16,908)	16,356
Decrease in spud fees receivable	-	20,000
Increase in receivables from working interest partners	(74,158)	-
Increase in amounts due from American Eagle Energy Inc.	(38,065)	(291,838)
Increase in trade receivables	(11,711)	-
Increase in accounts payable and accrued liabilities	1,554,970	260,518
Net cash provided by (used for) operating activities	132,031	(1,740,865)

Cash flows provided by (used for) investing activities:
Additions to equipment and leasehold improvements	(1,287)	(17,330)
Proceeds from the sale of equipment	700	-
Additions to oil and gas properties	(4,515,374)	(446,909)
Proceeds from the partial sale of the Spyglass Prospect	3,776,118	-
Proceeds from the partial sale of the Pebble Beach Prospect	227,079	-
Proceeds from the sale of overriding royalty interests	-	4,125,000
Purchase of certificate of deposit	(50,000)	-
Purchase of equity investments	-	(24,733)
Net cash provided by (used for) investing activities	(562,764)	3,636,028

Cash flows provided by (used for) financing activities:
Repurchase and retirement of shares	-	(265,580)
Net cash used for investing activities	-	(265,580)

Net increase (decrease) in cash	(430,733)	1,629,583
Cash - beginning of period	2,400,362	1,508,754
Cash - end of period	$1,969,629	$3,138,337

The accompanying notes are an integral part of the condensed consolidated financial statements.

Eternal Energy Corp.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Nine-Month Periods Ended September 30, 2011 and 2010

Supplemental Disclosure of Cash Flow Information

	2011	2010
Cash paid during the period for:
Interest	$-	$-
Income taxes	$7,052	$892,112

Supplemental Disclosure of Non-Cash Investing and Financing Activities

	2011	2010
Recording of asset retirement obligation, net of discount of $21,150	$1,913	$-
Marketable securities acquired in sale of oil and gas properties	$-	$874,973
Unrealized gain (loss) on marketable securities	$(294,333)	$175,761

The accompanying notes are an integral part of the condensed consolidated financial statements.

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2011 and December 31, 2010 and
For the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010

1.	Description of Business

Eternal Energy Corp. (the “Company”) was incorporated in the state of Nevada in March 2003.  The Company engages in the acquisition, exploration, development and producing of oil and gas properties.  At September 30, 2011, the Company had entered into participation agreements related to oil and gas exploration projects in the Pebble Beach and Spyglass Properties, located in Divide County, North Dakota, and Sheridan County, Montana and the Hardy Property, located in southeastern Saskatchewan, Canada.  In addition, the Company owns certain overriding royalty interests in oil and gas leases located in San Juan County, Utah and San Miguel County, Colorado.

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

These condensed consolidated financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X.  The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements.  Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the condensed results for the interim periods.  Operating results for the three-month and nine-month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Revenue Recognition

Revenue from the sale of oil and gas is recognized when the terms of the sale have been finalized and the oil has been delivered to the purchaser.  The Company records the sale of its interests in prospects when the terms of the transaction are final and the sales price is determinable.  Working interest, royalty and net profit interests are recognized as revenue when oil and gas is sold.

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2011 and December 31, 2010 and
For the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010

Concentration of Credit Risk

At September 30, 2011, the Company had $1,284,543 on deposit that exceeded the United States (FDIC) federally insurance limit of $250,000 per bank.

Foreign Currency Adjustments

The Company’s functional currency is the US Dollar.  All transactions are translated using historical exchange rates.  Gains and losses resulting from foreign currency transactions are also included in current results of operations.  The Company’s wholly-owned subsidiary, EERG Energy ULC, which holds title to the Company’s Canadian assets and operates the Hardy Property wells, routinely conducts transactions denominated in Canadian Dollars.  The Company recognized exchange gains (losses) totaling $2,213, ($26,371), $1,825 and $1,825 for the three-month and nine-month periods ended September 30, 2011 and 2010, respectively.

Cash and Cash Equivalents

Cash equivalents consist of time deposits and liquid debt investments with original maturities of three months or less at the time of purchase.

Restricted Cash

At September 30, 2011, the Company has $50,000 of restricted cash.  The restricted cash consists of a cash bond required by the State of North Dakota in order to pursue future drilling in the state.  The cash is held in custody by the issuing bank in the form of a certificate of deposit and is restricted as to withdrawal or use.  Interest income earned from the certificate of deposit is paid to the Company at the time that the certificate of deposit matures.  The certificate of deposit has a six-month term.  However, it is the Company’s intention to renew the certificate of deposit upon maturation and to leave the cash bond in place for the foreseeable future.  Accordingly, the restricted cash has been classified as a non-current asset.

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

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2011 and December 31, 2010 and
For the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010

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

At September 30, 2011, the Company has determined that all receivable balances are fully collectible and, accordingly, no allowance for doubtful accounts has been recorded.

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

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2011 and December 31, 2010 and
For the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010

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

Oil and Gas Properties and Prospects

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

Capitalized costs within the cost centers are amortized on the unit-of-production basis using proved oil and gas reserves.  The cost of investments in unproved prospects and major development projects are excluded from capitalized costs to be amortized until it is determined whether or not proved reserves can be assigned to the prospects. Until such a determination is made, the prospects are assessed annually to ascertain whether impairment has occurred.  The costs of drilling exploratory dry holes are included in the amortization base immediately upon determination that the well is dry.

As of the end of each reporting period, the capitalized costs of each cost center are subject to a ceiling test, in which the costs shall not exceed the cost center ceiling.  The cost center ceiling is equal to i) the present value of estimated future net revenues computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus ii) the cost of properties not being amortized; plus iii) the lower of cost or estimated fair value of unproven prospects included in the costs being amortized; less iv) income tax effects related to differences between the book and tax basis of the properties.  If unamortized costs capitalized within a cost center, less related deferred income taxes, exceed the cost center ceiling, the excess is charged to expense and separately disclosed during the period in which the excess occurs.

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2011 and December 31, 2010 and
For the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010

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

Asset Retirement Obligations

The Company records estimated asset retirement obligations related to the future plugging and abandoning of its existing wells in the period in which the wells are spud.  The initial recording of an asset retirement obligation results in an increase in the carrying amount of the related long-lived asset and the creation of a liability.  The portion of the asset retirement obligation expected to be realized during the next 12-month period is classified as a current liability, while the portion of the asset retirement obligation expected to be realized during subsequent periods is discounted and recorded at its net present value.  The discount factor used to determine the net present value of the Company’s asset retirement obligation is 10%, which is consistent with the discount factor that is applied to oil and gas reserves when performing the periodic ceiling tests.

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

The Company recognized expense totaling $415, $1,122, $4,480 and $4,480 during the three-month and nine-month periods ended September 30, 2011 and 2010, respectively, related to the accretion of the discount associated with its asset retirement obligations.

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

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2011 and December 31, 2010 and
For the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010

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

The fair value measurements of the Company’s financial instruments at September 30, 2011 and December 31, 2010 were as follows:

	Level 1	Level 2	Level 3	Total
September 30, 2011
Cash & equivalents	$1,969,629	$-	$-	$1,969,629
Restricted cash	50,000	-	-	50,000
Marketable securities - related party	-	78,095	-	78,095
Marketable securities	942,740	-	-	942,740
	$2,962,369	$78,095	-	$3,040,464
December 31, 2010
Cash & equivalents	$2,400,362	$-	$-	$2,400,362
Marketable securities - related party	-	197,453	-	197,453
Marketable securities	1,117,716	-	-	1,117,716
	$3,518,078	$197,453	-	$3,715,531

The Company uses level 2 inputs to determine the fair value of its marketable securities - related party, which consists of common stock and warrants in an entity which is traded on the Canadian National Stock Exchange.  The warrants are valued using the Black-Scholes Option Pricing Model which includes a calculation of historical volatility of the stock.

Basic and Diluted Loss Per Share

Basic earnings (loss) per common share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per common share is computed in the same way as basic earnings (loss) per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive.  See Note 9 for the calculation of basic and diluted weighted average common shares outstanding for the three-month and nine-month periods ended September 30, 2011 and 2010.

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2011 and December 31, 2010 and
For the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010

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

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2011 and December 31, 2010 and
For the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010

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

In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220).  This new guidance requires the components of net income and other comprehensive income to either be presented in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements.  This new guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity.  While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance.  The Company has adopted the new guidance in its financial statements as of and for the three-month and nine-month periods ended September 30, 2011.

3.	Marketable Securities

Available-for-sale marketable securities at September 30, 2011 and December 31, 2010 consist of the following:

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2011 and December 31, 2010 and
For the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010

		Gains in	Losses in
		Accumulated	Accumulated
	Estimated	Other	Other
	Fair	Comprehensive	Comprehensive
	Value	Income	Income
September 30, 2011
Noncurrent assets:
Common stock	$942,740	$67,767	$-
Common stock and warrants - related party	78,095	53,363	-
Total available-for-sale marketable securities	$1,020,835	$121,130	$-

December 31, 2010:
Noncurrent assets:
Common stock	$1,117,716	$242,743	$-
Common stock and warrants - related party	197,453	172,720	-
Total available-for-sale marketable securities	$1,315,169	$415,463	$-

The fair value of substantially all securities is determined by quoted market prices.  The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market.  Warrants to purchase common stock were calculated using the Black-Scholes Option Pricing Model, with the following assumptions;

Risk-free interest rate	0.17%
Expected volatility of common stock	123%
Dividend yield	$0.00
Expected life of warrants	0.67 years

A marketability discount was applied to the related party shares and warrants.  There were no sales of marketable securities during the three-month or nine-month periods ended September 30, 2011 and 2010.

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2011 and December 31, 2010 and
For the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010

4.	Sales of Royalty and Property Interests

Effective April 1, 2010 the Company sold its gross overriding royalty interest in approximately 264,000 net acres within an area of mutual interest located in southeastern Saskatchewan to Ryland Oil Corporation (“Ryland”).  In addition to cash consideration received of $2.9 million, the Company received 2,145,883 shares of Ryland’s common stock, which were valued at approximately $874,973 as of the date of sale, and an assignment of Ryland’s 100% working interest in approximately 4,680 net acres located in Saskatchewan, and related equipment (the “Hardy Property”).  At the time of the sale, the Hardy Property had an estimated fair market value of $238,681.

Also effective April 1, 2010, to Company entered into a Purchase and Sale Agreement with Ryland’s wholly-owned subsidiary, Rover Resources Inc. (“Rover”), in which the Company agreed to sell its ten percent working interest in approximately 700 net acres located in North Dakota to Rover for $1 million cash.  The acreage sold was part of the Company’s Pebble Beach Property, which, at the time, was included in the US cost center of the Company’s full-cost pool that is not subject to amortization.

In June 2010, the Company sold its 75% working interest in the West Ranch Field for cash consideration totaling $262,500 and the assumption, by the purchaser, of all plugging, abandonment and environmental reclamation liabilities.

On May 27, 2011, the Company sold a half of its 50% working interest in the Spyglass Property to a third party for cash consideration, net of finder’s fees, totaling $3,823,963.  As of September 30, 2011, $46,170 of the net proceeds was still receivable.  After assigning a portion of the sales proceeds to the full cost pool, not subject to amortization, based on relative fair market values of the remaining prospects, the Company recognized a gain on the sale of $3,448,170.

Also on May 27, 2011, the Company sold half of its 10% working interest in certain acreage included in the Pebble Beach Property to the same third-party for cash consideration, net of finder’s fees, totaling $227,079.  Because the sale of the Pebble Beach working interest does not represent a significant portion of the full cost pool that is subject to amortization, the net proceeds to be received were recorded as a reduction of the amortizable full cost pool.

5.	Equipment and Leasehold Improvements

The following is a summary of equipment and improvements, at cost, as of September 30, 2011 and December 31, 2010:

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2011 and December 31, 2010 and
For the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010

	September 30,	December 31,
	2011	2010
Office equipment	$122,912	$122,325
Leasehold improvements	47,510	47,510

Total equipment and improvements	170,422	169,835
Less: accumulated depreciation and amortization	(155,343)	(149,142)

Equipment and improvements, net	$15,079	$20,693

Depreciation and amortization expense for the three-month and nine-month periods ended September 30, 2011 and 2010 was $1,796, $6,201, $12,266, and $35,846, respectively.

During 2008 and 2009, the Company purchased an aggregate of $57,000 of down-hole tools.  Because the Company no longer possesses exclusive rights to utilize the down-hole gas and water separation technology, the Company has no plans to utilize the tools in the foreseeable future.  In September 2010, the Company’s management ceased actively marketing the tools to other exploration and development companies.  Accordingly, the down-hole tools, which were classified as assets held for sale at December 31, 2009, are considered to be fully impaired as of December 31, 2010 and September 30, 2011.

6.	Oil and Gas Properties

As of September 30, 2011 and December 31, 2010, net costs included in the Company’s full cost pool cost centers are as follows:

	September 30, 2011		December 31, 2010
	Amortizable	Non-Amortizable	Amortizable	Non-Amortizable
United States	$2,291,868	$982,684	$-	$590,368
Canada	1,530,661	-	340,321	-
Total	$3,822,529	$982,684	$340,321	$590,368

Hardy Property

As discussed in Note 4, in April 2010, the Company acquired a 100% working interest in approximately 4,480 net acres located Saskatchewan, Canada in connection with the sale of certain gross overriding royalty interest to Ryland.  The Hardy Property contained one existing well with equipment valued at approximately $238,681 at the time of the purchase.  Shortly after the acquisition, the Company sold 50% of its working interest in the Hardy Property to American Eagle Energy Inc. (“American Eagle”) and received a 50% working interest in acreage located in Divide County, North Dakota (the “Spyglass Property”).  As a result, the Company reclassified 50% of the Company’s carrying value of the Hardy Property at the time of the sale to the newly acquired Spyglass Prospect.  As of September 30, 2011, the Company owns a 50% working interest in approximately 4,680 gross acres (4,280 net acres) held by 6 leases, each of which is scheduled to expire on April 1, 2014.

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2011 and December 31, 2010 and
For the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010

In August 2010, the Company, along with American Eagle, its working interest partner, performed a workover and recompletion of the Hardy 7-9 well at an aggregate cost of $475,274.  The Company’s portion of the recompletion cost was $237,637.  The Hardy 7-9 well was returned to production in September 2010.  The well was taken off of production in January 2011 due to mechanical and weather related issues and was returned to production in March 2011.  Inclement weather caused the well to be taken off production in May 2011.  The well was returned to production in July 2011.

On May 2, 2011, the Company entered into a participation agreement with Passport Energy Ltd (“Passport”), pursuant to which Passport agreed to participate in and fund 38.5% of the drilling costs of up to two new wells within the Hardy Property in exchange for a 25% working interest in the wells.  Eternal Energy and American Eagle will each fund 30.75% of the drilling cost of the two new wells and retain a 37.5% working interest in the new wells.

In May 2011, the Company, along with its working interest partners, American Eagle and Passport,  successfully drilled and completed an offset well located within the Hardy Property (the “Hardy 4-16” well).  The well was fracture stimulated in July 2011 and placed on production during September 2011.

The net capitalized cost of the Hardy Property as of September 30, 2011 and December 31, 2010 is summarized below:

	September 30,	December 31,
	2011	2010
Acquisition costs	$133,774	$133,774
Development costs	1,541,129	310,897
	1,674,903	444,671
Cumulative depletion	(144,242)	(104,350)
Impairment	-	-
Net capitalized cost	$1,530,661	$340,321

Using the units-of-production method to calculate depletion expense associated with its producing properties, the Company recognized depletion expense totaling $15,180 and $39,892 for the three-month and nine-month periods ended September 30, 2011.  The Company did not recognize any depletion expense during the comparable periods in 2010 because it had no producing wells at the time.

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2011 and December 31, 2010 and
For the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010

Pebble Beach Property

In 2006, the Company entered into a series of agreements that resulted in the acquisition of a ten percent working interest in a joint venture with Rover.  The joint venture was formed to explore and develop certain prospects principally located in Divide County, North Dakota.

Exploratory drilling within the Pebble Beach Property commenced during the fourth quarter of 2010.  As of September 30, 2011, the Company had elected to participate in the drilling of 12 exploratory wells within the Pebble Beach Property.  The Company’s interest in these wells ranges from 0.03% to 6.24%.  A summary of the Company’s working interest in the Pebble Beach wells and the status of each well as of September 30, 2011 is as follows:

Well Name	Operator	Working Interest	Actual or Anticipated Spud Date	Current Status
Aarestad 4-34H-160N-97W	North Plains Energy, LLC	0.63%	November 1, 2010	Pumping approximately 60 BOPD
Aarestad 1-16-160N-100W	North Plains Energy, LLC	2.51%	August 15, 2011	Waiting to spud
Nielsen 1-12H-160N-97W	Continental Resources, Inc.	0.44%	December 21, 2010	Pumping approximately 180 BOPD.
Gerhardsen 1-10H-160N-97W	Continental Resources, Inc.	2.39%	January 12, 2011	Flowing approximately 200 BOPD
Denali 13-21-163N-98W	Samson Resources Company	0.03%	December 23, 2010	Waiting to be fractured
Yukon 12-1-163N-98W	Samson Resources Company	1.25%	February 28, 2011	Waiting to be fractured
Blazer 2-11-163N-98W	Samson Resources Company	0.94%	February 12, 2011	Waiting to be fractured
Mustang 7-6-163N-98W	Samson Resources Company	0.31%	April 25, 2011	Waiting to be fractured
Reistad 1-1-162N-102W	Murex Petroleum Corporation	5.50%	February 28, 2011	Waiting on completion
CPEC Lancaster 2-1-162N-101W	Crescent Point Energy	6.24%	July 1, 2011	Waiting to be fractured
CPEC Ridgeway 25-36-163N-101W	Crescent Point Energy	1.88%	August 15, 2011	Drilling
Thomte 8-5-163N-99W	Samson Resources Company	1.59%	August 22, 2011	Waiting to be fractured

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2011 and December 31, 2010 and
For the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010

Exploratory costs associated with these wells totaled $1,513,754 as of September 30, 2011 Proved reserves were identified within the Pebble Beach Property during 2011 as a result of the successful drilling of the Aarestad 4-34 and Gerhardsen 1-10 wells.  Accordingly, the Company transferred the cumulative costs associated with the Pebble Beach Property from the non-amortizable full cost pool to the full cost pool that is subject to amortization.

As noted in Note 4, the Company sold its working interest in approximately 700 net acres located within the Pebble Beach Property to Rover in April 2010 for cash consideration totaling $1 million.  Because the sale represented a significant reduction of the full cost pool that is not subject to amortization, the Company reallocated the costs of the pool among the properties included within the pool based on relative fair market value at the time of the sale.  The Company recognized a $509,934 gain on the sale of the Pebble Beach acreage during the nine-month period ended September 30, 2010.

In May 2011, the Company sold a portion of its working interest in the Pebble Beach Property for net cash consideration totaling $227,079.  Because the sale did not represent the disposal of a significant portion of non-amortizable full cost pool at the time of the sale, the net proceeds received were recorded as a reduction of the full cost pool, not subject to amortization.

As of September 30, 2011, the Company owns a 10% working interest in approximately 23,245 gross acres (363 net acres) that is held by approximately 181 leases, with expiration dates ranging from June 2012 to October 2013.

The Pebble Beach Property is evaluated for impairment during each reporting period.  There were no impairments evident at September 30, 2011.

Spyglass Property

In June 2010, the Company sold half of its 100% working interest in the Hardy Property to American Eagle in exchange for a 50% working interest in approximately 6,239 net acres located within Divide County, North Dakota.  The Company reclassified 50% of the then carrying value of its investment in the Hardy Property ($126,029) to the Spyglass Property at the time of the sale.  Between June 30, 2010 and May 27, 2011, the Company acquired a 50% working interest in an additional 2,486 net acres at an aggregate cost of $625,557.

On May 27, 2011, the Company and American Eagle each sold a 25% working interest in the Spyglass Property to a third party for cash consideration, net of finder’s fees, totaling $3,823,963 each to the Company and to American Eagle, of which, $46,710 was outstanding as of September 30, 2011.  Because the sold working interest in the Spyglass Property represented a significant portion of our full cost pool that was not subject to amortization, the aggregate cost of the full cost pool, not subject to amortization, was reallocated among the various properties included within the pool, based on their estimated relative fair market values at the time the sale occurred, and recognized a gain in the amount of $3,448,170.

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2011 and December 31, 2010 and
For the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010

The Company has elected to participate in the drilling of eight wells within the Spyglass Property.  The Company’s working interests in these wells ranges from 0.17% to 14.25%.  Because proven reserves were identified during the period, the Spyglass Property has been re-assigned to the full cost pool that is subject to amortization.  The Spyglass Property is evaluated for impairment during each reporting period.  There were no impairments evident as of September 30, 2011.

As of September 30, 2011, the Company owns a 25% working interest in approximately 185,500 gross acres (2,892 net acres) which is held by approximately 420 leases, with expiration dates ranging from February 2013 to August 2016.

A summary of the Company’s working interest in the Spyglass wells and the status of each well as of September 30, 2011 is as follows:

Well Name	Operator	Working Interest	Actual or Anticipated Spud Date	Current Status
Wolter 1-28H-163N-100W	SM Energy Company	1.30%	November 27, 2010	Pumping approximately 440 BOPD
Wolter 13-9H-163N-100W	SM Energy Company	2.98%	June 26, 2011	Flowing approximately 600 BOPD
Riede 4-14H-163N-100W	SM Energy Company	0.17%	January 30, 2011	Flowing approximately 575 BOPD
Torgeson 1-15H-163N-100W	SM Energy Company	3.60%	March 6, 2011	Flowing approximately 510 BOPD
Bagley 4-30H-163N-100W	SM Energy Company	2.27%	April 3, 2011	Pumping approximately 400 BOPD
Legaard 4-25H-163N-101W	SM Energy Company	2.02%	July 19, 2011	Waiting to be fractured
Reistad 1-1-162N-102W	Murex Petroleum Corporation	5.50%	February 28, 2011	Waiting on completion
Nomad 6-7-163N-99W	Samson Resources Company	14.25%	October 26, 2011	Drilling

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2011 and December 31, 2010 and
For the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010

Well Summary

The following table summarizes the Company’s wells and drilling activity for the three-month periods ended September 30, 2011 and 2010:

	September 30, 2011		September 30, 2010
	U.S.	Canada	U.S.	Canada
Exploratory wells:

Beginning of period	2	-	-	-
Purchased / acquired	-	-	-	-
Drilled	3	-	-	-
Abandoned	-	-	-	-
End of period	5	-	-	-

Development wells:

Beginning of period	12	1	-	-
Purchased / acquired	-	-	-	1
Drilled	3	1	-	-
Abandoned	-	-	-	-
End of period	15	2	-	1

The following table summarizes the Company’s wells and drilling activity for the nine-month periods ended September 30, 2011 and 2010:

	September 30, 2011		September 30, 2010
	U.S.	Canada	U.S.	Canada
Exploratory wells:

Beginning of period	-	-	-	-
Purchased / acquired	-	-	-	-
Drilled	5	-	-	-
Abandoned	-	-	-	-
End of period	5	-	-	-

Development wells:

Beginning of period	4	1	-	-
Purchased / acquired	-	-	-	1
Drilled	11	1	-	-
Abandoned	-	-	-	-
End of period	15	2	-	1

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2011 and December 31, 2010 and
For the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010

The Company did not drill any dry exploratory or developmental wells during the nine-month periods ended September 30, 2011 and 2010.

Exploratory Prospects

The Company has entered into participation agreements in a number of exploratory oil and gas properties.  Unproven exploratory prospects are excluded from their respective amortizable cost pools.  Each prospect’s costs is transferred into the amortization base on an ongoing (well-by-well or property-by-property) basis as the prospect is evaluated and proved reserves are established or impairment is determined.  Four of the properties have been abandoned as of September 30, 2011.  The Company has a working interest and/or overriding royalty interest in the wells on the remaining prospects, if they are successful.  The Company paid certain amounts upon execution of the agreements and is obligated to share in the drilling costs of the exploratory wells.  The capitalized costs of the exploratory prospects are not subject to amortization because no proven reserves have been assigned to the prospects.  The nature of the capitalized costs of the unproven prospects is as follows:

			Aggregate
	September 30,		Through
	2011	2010	2009	Total
United States
Acquisition costs	$982,684	$386,687	$1,976,054	$3,345,425
Exploration costs	520,966	69,285	136,918	727,169
Development costs	-	-	-	-
Reclassifications to amortizable pool	(735,540)	-	-	(735,540)
Impairments and sales	(375,793)	(277,355)	(1,701,222)	(2,354,370)
United States total	$392,317	$178,617	$411,750	$982,684

Canada
Acquisition costs	$-	$-	$1,443	$1,443
Exploration costs	-	-	-	-
Development costs	-	-	-	-
Impairments and sales	-	(1,046)	(397)	(1,443)
Canada total	$-	$(1,046)	$1,046	$-

The North Sea
Acquisition costs	$-	$-	$197,988	$197,988
Exploration costs	-	-	1,512,205	1,512,205
Development costs	-	-	-	-
Impairments	-	-	(1,546,683)	(1,546,683)
Disposals	-	-	(163,510)	(163,510)
North Sea total	$-	$-	$-	$-

Total capitalized costs, not subject to amortization				$982,684

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2011 and December 31, 2010 and
For the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010

United States

West Spyglass Prospect

In June, 2011, the Company began acquiring interests in oil and gas leases located in an area adjacent to the existing Spyglass Prospect.  The Company’s management refers to the adjacent acreage as the West Spyglass Prospect.

As of September 30, 2011, the Company owns a 50% working interest in approximately 139,194 gross acres (5,609 net acres) located within the West Spyglass Prospect.  The net acres are held by 263 leases, with expiration dates ranging from April 2014 to April 2016.  The Company’s management is currently evaluating this prospect.  No formal determination of the ultimate viability of this prospect is expected during the next twelve months.  Management has reviewed the carrying value of this property and determined that no impairment exists as of September 30, 2011.

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

The following table summarizes the costs of the Company’s aggregate exploratory activities for all unproven prospects for the nine-month period ended September 30, 2011 and the year ended December 31, 2010:

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2011 and December 31, 2010 and
For the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010

	September 30,	December 31,
	2011	2010

Balance at the beginning of the period	$590,368	$412,797
Additions to exploratory costs	1,503,649	455,972
Impairments / gain allocations	(375,793)	(278,401)
Reclassifications to the amortizable pool	(735,540)	-

Balance at the end of the period	$982,684	$590,368

7.	Asset Retirement Obligations

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

The Company has recorded estimated asset retirement obligations for the future plugging and abandonment of wells within the Hardy Property.  As of December 31, 2010, the discounted value of the Hardy 7-9 asset retirement obligation was $13,853.  In June 2011, the Company recorded an asset retirement obligation for the Hardy 4-16 well in the amount of $1,913, which is net of an original discount of $21,150.  As of September 30, 2011, the Company has recorded aggregate asset retirement obligations totaling $16,888, net of discounts totaling $43,674.  The Company recognized accretion expense of $415 and $1,122 for the three-month and nine-month periods ended September 30, 2011 associated with the Hardy Property asset retirement obligations.  No such amortization was recorded during 2010.  The projected plugging date for the Hardy 7-9 and Hardy 4-16 wells are December 2020 and June 2036, respectively.

8.	Commitments and Contingencies

Drilling Obligations

As of September 30, 2011, the Company owned a 50% working interest in the Hardy Property.  Accordingly, the Company may elect to participate in the drilling of exploratory wells on the property.  As discussed in Note 6, the Company and its working interest partner, American Eagle, entered into a farm-out agreement with Passport related to the drilling of up to two new wells on the Hardy Property.  The first of these wells, the Hardy 4-16 well, was drilled and completed in May 2011.  The Company may be obligated to participate in the drilling of a second new well within the Hardy Property if such well is proposed by either of its working interest partners and if the Company elects to participate in such well.

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2011 and December 31, 2010 and
For the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010

In addition, the Company has the option to participate in the drilling of future exploratory wells related to its working interest in the Pebble Beach Property, should any such wells be proposed by the other working interest owners.  As discussed in Note 6, the Company has elected to participate in the drilling of 11 wells to be located within the Pebble Beach Prospect and an additional 8 wells to be located within the Spyglass Property.  As such, the Company’s is currently obligated to fund its working interest portion of the drilling and future operations costs of these wells.  The Company’s working interests in the Pebble Beach and Spyglass wells ranges from 0.03% to 14.25%.  Additional wells could be proposed in the future, at which time the Company may or may not elect to participate in such additional wells.

The Company intends to drill and operate a series of horizontal and/or vertical wells to be located within the Pebble Beach and Spyglass Properties and has contracted for the use of a drilling rig for the foreseeable future.  Once the rig becomes available and moves onto the Company’s first targeted drill site, the Company is obligated to pay all costs related to the use of the drilling rig until such a time that the rig is released for use by other entities.

Employment Agreement

Effective July 1, 2011, the Company amended and restated the existing employment agreement with its President and Chief Executive Officer to extend the term of the agreement through June 30, 2014.  The amended and restated agreement increased the amount of annual compensation from $174,000 to $204,000.  The remaining terms of the original agreement remain substantially the same.

Lease Obligation

The Company currently leases office space pursuant to the terms of a three-year lease agreement.  The original lease agreement was scheduled to expire on December 31, 2011.  In September 2011, the Company amended the original lease agreement and extended the term of the lease through December 31, 2012.  Future lease payments related to the Company’s office and equipment leases as of September 30, 2011 are as follows:

Amount
2011 (remainder of the year)	$15.233
2012	60,933
2013	64,140
2014	67,347
2015	-

Total	$207,653

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2011 and December 31, 2010 and
For the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010

Gross office rent expense for the three-month month periods ended September 30, 2011 and 2010 totaled $19,017 and $19,418, respectively.  Gross office rent expense for the nine-month periods ended September 30, 2011 and 2010 totaled $55,977 and $58,255, respectively.

In July 2010, the Company began subleasing a portion of its office space to American Eagle.  The Company received sublease payments from American Eagle totaling $5,327 and $11,542 for the three-month and nine-month periods ended September 30, 2011, respectively.  Sublease payments received are treated as a reduction of gross rent expense.

9.	Earnings (Loss) Per Share

The following is a reconciliation of the number of shares used in the calculation of basic earnings (loss) per share and diluted earnings per share for the three-month and nine-month periods ended September 30, 2011 and 2010:

	For the Three-Month		For the Nine-Month
	Period Ended September 30,		Period Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$(229,505)	$(311,084)	$2,118,858	$3,401,960
Weighted-average number of common shares outstanding	41,005,822	41,576,076	41,005,822	43,217,803
Incremental shares from the assumed exercise of dilutive stock options (a)	-	-	3,048,558	1,929,820
Diluted common shares outstanding	41,005,822	41,576,076	44,054,380	45,147,623
Basic earnings (loss) per share	$(0.01)	$(0.01)	$0.05	$0.08
Diluted earnings (loss) per share	$(0.01)	$(0.01)	$0.05	$0.08

(a)
In periods where the Company incurs a loss, potentially dilutive securities are not included in the computation of diluted net loss per share as their effect would have been anti-dilutive.  The following securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	For the Three-Month		For the Nine-Month
	Period Ended September 30,		Period Ended September 30,
	2011	2010	2011	2010
Stock options	3,692,000	6,000,000	-	-

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2011 and December 31, 2010 and
For the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010

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

The Company did not grant any stock options during 2010 or during the nine-month period ended September 30, 2011.  Accordingly, the Company did not recognize any stock-based compensation expense for the three-month and nine-month periods ended September 30, 2011 or 2010.

A summary of stock option activity for the nine-month period ended September 30, 2011 and the year ended December 31, 2010 is presented below:

Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contract
	Options	Price	Term

Outstanding at December 31, 2009	6,000,000	$0.05	3.4 years

Options granted	-	-	-
Options exercised	(2,308,000)	0.05	-
Options expired	-	-	-
Options forfeited	-	-	-

Outstanding at December 31, 2010	3,692,000	$0.05	2.4 years

Options granted	-	-	-
Options exercised	-	-	-
Options expired	-	-	-
Options forfeited	-	-	-

Outstanding at September 30, 2011	3,692,000	$0.05	1.7 years
Exercisable at September 30, 2011	3,692,000	$0.05	1.7 years

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2011 and December 31, 2010 and
For the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010

The options outstanding as of September 30, 2011 and December 31, 2010 have an intrinsic value of $0.16 and $0.05 per share and an aggregate intrinsic value of $590,720 and $184,600, respectively.

Shares Reserved for Future Issuance

As of September 30, 2011 and December 31, 2010, the Company has reserved 3,692,000 shares for future issuance upon exercise of outstanding options.

11.	Related Party Transactions

In June 2010, the Company purchased 500,000 shares of common stock, with attached warrants, of Covenant Resources Ltd., an entity related by virtue of a common director.  The aggregate cost of stock and warrants was $24,733.  Each share of common stock purchased included a warrant that enables the Company to purchase an additional share of common stock at a price of $0.05 per share.  Covenant Resources changed its name to Passport in December 2010.  As of September 30, 2011 and December 31, 2010, the fair market value of the Company’s investment in Passport was $78,095 and $197,453, respectively.

13.	Proposed Merger

Merger Agreement and Pro Forma Financial Information

On April 8, 2011, the Company entered into a definitive agreement with American Eagle (the “Merger Agreement”) to merge the two companies.  Pursuant to the terms of the Merger Agreement, the Company formed a wholly-owned subsidiary which will be merged into American Eagle, with the Company emerging as the surviving entity.  The ratio of stockholdings between the two companies at the time of closing is expected to be 80% for American Eagle’s legacy stockholders and 20% for Eternal Energy stockholders (exclusive of outstanding options to purchase shares of the Company’s common stock and shares of American Eagle’s common stock).  The Company anticipates issuing approximately 164,023,288 shares of its common stock to acquire 100% of the outstanding common stock of American Eagle.  The Company registered the shares to be issued in the proposed merger with the SEC on November 11, 2011.   Despite the fact the American Eagle’s stockholders will hold shares of the combined company’s common stock that will represent approximately 80% of the then-outstanding shares and the stockholders of Eternal Energy will hold shares of the combined company’s common stock that will represent approximately 20% of the then-outstanding shares (in each case without taking into account any outstanding options to purchase shares of either company’s common stock), other factors present in the structure of the proposed business combination result in Eternal Energy being considered the accounting acquirer in the transaction.

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2011 and December 31, 2010 and
For the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010

The estimated value of the stock consideration to be given by the Company is based on the estimated fair market values of the assets and liabilities being acquired.  The following table summarizes the amounts of assets to be acquired and liabilities to be assumed as of September 30, 2011:

Financial assets acquired	$2,290,871
Oil and gas properties, subject to amortization	7,443,794
Oil and gas properties, not subject to amortization	11,842,445
Financial liabilities assumed	(2,036,508)
Purchase price	$19,540,602

The amounts presented above are subject to change as additional information becomes available.  There have been no significant changes to the outcomes or assumptions used to develop the estimates above.

The financial assets acquired include cash and cash equivalents of approximately $1,435,941, trade and other receivables totaling $205,821, drilling deposits totaling $560,800, prepaid expenses totaling $8,714, marketable securities of a related party totaling $78,095 and other assets totaling $1,500.

The financial liabilities assumed consist of trade payables totaling $1,682,179, accrued interest and other payables totaling $20,000, amounts due to Eternal Energy totaling $317,441 and long-term asset retirement obligations totaling $16,888.

The following pro forma information is not prepared in accordance with generally accepted accounting principles (“GAAP”) and should not be considered a substitute for the historical financial information prepared in accordance with GAAP, as presented in other portions of this document.

The following assumptions were used to prepare the supplemental pro forma financial information:

•
An effective date of January 1, 2010 was used to present what the combined entities’ financial position may have been as of September 30, 2011 and December 31, 2010 and what its results of operations may have been for the nine-month period ended September 30, 2011.

•	No adjustments were made to reflect economies of scale or other potential cost savings that may have been achieved had the merger occurred on January 1, 2010.

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2011 and December 31, 2010 and
For the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010

•	No adjustments were made relative to alternative financing strategies that may have been implemented on a combined entity basis.

•
The estimated fair market value of American Eagle’s oil and gas properties, subject to amortization, is based on the net present value of future cash flows from proven reserves as of December 31, 2010, as calculated by an independent, third-party engineering firm.

•
The estimated fair market values of American Eagle’s oil and gas properties, not subject to amortization, were determined by management based on management’s knowledge of prevailing leasing costs associated with acreage located in close proximity to American Eagle’s properties and/or recent acreage purchase transactions as of or near to September 30, 2011.

•	All purchase accounting adjustments and allocations were determined assuming that the business combination occurred on September 30, 2011.

•
As discussed in Note 5, the Company and American Eagle each sold half of their respective working interests in the Spyglass Prospect in May 2011.  This transaction was considered in determining the purchase accounting entries that were used to prepare the September 30, 2011 pro forma balance sheet.  The sale of the Spyglass working interests was not considered in determining the purchase accounting entries that were used to prepare the December 31, 2010 balance sheet as the sale had not yet occurred at that time.

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2011 and December 31, 2010 and
For the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010

Pro Forma Condensed Combined Balance Sheets (Unaudited)
As of September 30, 2011

		American	Pro
	Eternal	Eagle	Forma		Pro
	Energy	Energy	Adjustments		Forma

Cash & equivalents	$1,969,629	$1,435,941	$98,168	(f)	$3,503,738
Trade receivables	308,017	-	-		308,017
Intercompany receivables	317,441	-	(317,441	)(a)	-
Receivables from working interest partners	74,158	205,821	-		279,979
Prepaid expenses	47,014	8,714	-		55,728
Drilling deposits	-	560,800	-		560,800
Total current assets	2,716,259	2,211,276	(219,273)		4,708,262

Equipment and leasehold improvements, net of accumulated depreciation of $155,343	15,079	-	-		15,079
Oil and gas properties, subject to amortization, net of accumulated depletion of $406,309	3,822,529	4,994,067	2,356,646	(d)	11,173,242
Oil and gas properties, not subject to amortization	982,684	2,155,206	9,687,239	(d)	12,825,129
Marketable securities	942,740	-	-		942,740
Marketable securities - related party	78,095	78,095	-		156,190
Restricted cash	50,000	-	-		50,000
Deposits	5,345	1,500	-		6,845

Total assets	$8,612,731	$9,440,144	$11,824,612		$29,877,487

Accounts payable and accrued liabilities	$1,985,669	$1,702,179	$(20,000	)(f)	$3,667,848
Intercompany payables	-	317,441	(317,441	)(a)	-
Convertible debenture, net of debt discount of $355,020	-	644,980	(644,980	)(c)	-
Total current liabilities	1,985,669	2,664,600	(982,421)		3,667,848

Long-term asset retirement obligation, net of discount of $44,566	16,888	16,888	-		33,776

Total liabilities	2,002,557	2,681,488	(982,421)		3,701,624

Common stock	41,006	43,374	120,649	(c,d)	205,029
Additional paid in capital	9,199,305	7,224,331	13,483,461	(c,d,g)	29,907,097
Unrealized gains on marketable securities	121,130	52,549	(52,549	)(d)	121,130
Accumulated deficit	(2,751,267)	(561,598)	(744,528	)(c,d,g)	(4,057,393)

Total stockholders’ equity	6,610,174	6,758,656	12,807,033		26,175,863

Total stockholders’ equity and liabilities	$8,612,731	$9,440,144	$11,824,612		$29,877,487

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2011 and December 31, 2010 and
For the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010

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

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2011 and December 31, 2010 and
For the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010

Eternal Energy Corp.
Pro Forma Condensed Combined Statements of Operations (Unaudited)
For the Nine-Month Period Ended September 30, 2011

		American	Pro
	Eternal	Eagle	Forma		Pro
	Energy	Energy	Adjustments		Forma

Oil and gas sales	$193,960	$170,080	$-		$364,040
Gain on sale of oil and gas prospects	3,448,170	2,131,704	(2,131,704	)(g)	3,448,170
Total revenues	3,642,130	2,301,784	(2,131,704)		3,812,210

Oil and gas operating expenses	227,245	184,637	-		411,882
General and administrative expenses	534,851	439,242	-		974,093
Professional fees	763,875	432,366	-		1,196,241
Professional fees – related party	-	96,000	-		96,000
Depreciation, depletion and amortization	46,093	55,390	56,655		158,138
Total operating expenses	1,572,064	1,207,635	56,655		2,836,354

Operating loss	2,070,066	1,094,149	(2,188,359)		975,856

Interest income	4,717	-	-		4,717
Dividend income	52,249	-	-		52,249
Interest expense	-	(61,230)	61,230	(f)	-
Accretion of discount on asset retirement obligation	(1,122)	(1,122)	-		(2,244)
Accretion of discount on convertible debenture	-	(571,313)	571,313	(c)	-

Loss before taxes	2,125,910	460,484	(1,555,816)		1,030,578

Provision for income taxes	(7,052)	-	-		(7,052)

Net income	$2,118,858	$460,484	$(1,555,816)		$1,023,526

Basic and diluted loss per share					$0.00

Basic and diluted weighted average shares outstanding:					206,486,818

Eternal Energy Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2011 and December 31, 2010 and
For the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010

Description of pro forma adjustments:

(a)	Elimination of intercompany amounts owed to/from the Company and American Eagle.

(b)	Business combination adjustment to record $833,333 of stock subscriptions collected by American Eagle prior to the business combination.

(c)
Adjustment to record the conversion of the debenture as a condition precedent to the completion of the business combination, which results in a $1,000,000 increase to equity, a reduction of accretion expense of $571,313 for the nine-months ended September 30, 2011 and a reduction of accumulated deficit of $882,233 as of June 30, 2011 and $66,868 as of December 31, 2010.

(d)
Purchase accounting entry to record the issuance of 164,023,288 shares of the Company’s common stock, to eliminate the historical equity accounts of American Eagle, and to adjust the value of oil and gas properties acquired.

(e)	Adjustment to reflect depletion expense as if the business combination (and purchase accounting adjustments) had occurred on January 1, 2010.

(f)	Adjustment to reverse interest expense associated with the convertible debenture as if the conversion had occurred on January 1, 2010.

(g)	Adjustment to eliminate the gain on the partial sale of the Spyglass Property recognized by American Eagle.

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

Worldwide oil prices reached historical highs during the last half of 2008, before tumbling amid worldwide economic crisis.  Oil prices stabilized during 2009 and remained stable throughout 2010.  Since December 31, 2010, oil prices increased rapidly, topping $100 per barrel in mid-March 2011 and then retreating to the mid-$80’s per barrel in mid-August 2011.

Oil prices cannot be predicted with any certainty and have significantly affected profitability and returns for upstream producers.  Historically, crude oil prices have averaged approximately $80 per barrel over the past five years, per the New York Mercantile Exchange (“NYMEX”).  However, during that time, oil prices have experienced wide fluctuations in prices, ranging from $37 per barrel to $145 per barrel, with the median price of $80 per barrel.  Oil prices averaged approximately $95 during the nine-month period ended September 30, 2011.

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

Our common stock is quoted on the OTC Bulletin Board under the symbol “EERG.”

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

Since our inception, we have entered into participation agreements related to oil and gas exploration projects throughout the continental United States, including Colorado, Montana, Nevada, North Dakota, Texas, and Utah, as well as in the Saskatchewan, province of Canada, and areas located in the North Sea.  As of September 30, 2011, we are actively engaged in exploration activities within the Pebble Beach and Spyglass Properties, located in Divide County, North Dakota, and Sheridan County, Montana, as well as within the Hardy Property, located in southeastern Saskatchewan, Canada.  In addition, the Company owns certain overriding royalty interests in oil and gas leases located in San Juan County, Utah and San Miguel County, Colorado.

Our current operations consist of four full-time employees and several paid consultants, who provide land management and administrative services on a contract basis.

Results of Operations for the Three-Month Period Ended September 30, 2011 vs. 2010

We recognized a net loss of $229,505 for the three-month period ended September 30, 2011, compared to a net loss of $311,084 for the three-month period ended September 30, 2010.  A discussion of the key components of our statements of operations and material fluctuations for the three-month periods ended September 30, 2011 and 2010 is provided below.

Revenues associated with the sale of oil and gas totaled $141,155 for the three-month period ended September 30, 2011, compared to $10,842 for the three-month period ended September 30, 2010.  A comparison of the 2011 and 2010 oil sales is as follows:

•
In March 2010, we acquired a 100% working interest in approximately 4,680 net acres located in southeastern Saskatchewan, Canada (the “Hardy Property”).  The acquired acreage contained one existing oil well (the “Hardy 7-9 well”) that was shut-in due to mechanical issues.  In June 2010, we exchanged half of our working interest in the Hardy Property with American Eagle Energy Inc. (“American Eagle”) in exchange for a 50% working interest in certain unproved acreage located in Divide County, North Dakota (the Spyglass Property).  During August 2010, we, along with our working interest partner, American Eagle, completed a workover and recompletion of the Hardy 7-9 well.  The well was returned to production in September 2010.  The Hardy 7-9 produced oil during each of the three months ended September 30, 2011, versus only one month during the three-month period ended September 30, 2010.  Oil sales from the Hardy 7-9 well totaled $77,035 for the three-month period ended September 30, 2011 versus $6,398 for the comparable period in 2010.

•
In May 2011, we drilled and completed a second well within the Hardy Property (the “Hardy 4-16 well”).  The Hardy 4-16 well was subsequently fracture stimulated and put onto production in mid-September, generating $59,575 of oil sales during the final two weeks of September 2011.  No such revenue was recognized from the Hardy 4-16 well prior to September 2011.

•
In September 2011, we began recognizing revenues from our various working interests in a number of wells located within the Pebble Beach and Spyglass Properties.  Specifically, we recognized oil sales totaling $12,498 and $4,157 from our interest in the Bagley 4-30 and Wolter 1-28 wells (operated by SM Energy Company), respectively, and sales totaling $6,822 from our interest in the Nielsen 1-12 well (operated by Continental Resources Inc.).  These wells were drilled, completed and put on production during 2011.  Accordingly, there were no corresponding revenues from these wells during the three-month period ended September 30, 2010.

In May 2011, we sold half of our working interest in our Spyglass Property to a third party.  The sale was completed via a series of three scheduled closings.  Net proceeds from the sale totaled $3,823,963.  Because our working interest in the Spyglass Property represented a significant portion of our full cost pool that is not subject to amortization, we reallocated the aggregate, non-amortizable cost of the pool among the various properties included within the pool, based on their estimated relative fair market values at the time the sale occurred, and recognized a gain in the amount of $3,448,170, of which $46,170 was recognized during the three-month period ended September 30, 2011.

Oil and gas operating expenses totaled $111,554 for the three-month period ended September 30, 2011 compared to $65,806 for the three-month period ended September 30, 2010.  The majority of these expenses relate to our Hardy operations.  The increase is primarily due to the fact that the Hardy 7-9 operated during each month of the three-month period ended September 2011 versus only one month in the three-month period ended September 30, 2010.  In addition, the Hardy 4-16 was placed on production in mid-September 2011.  Oil and gas operating expenses consist primarily of operator costs, trucking, equipment rental, fuel and routine repair and maintenance expenses.

Oil and gas operating expenses associated with our various working interests in a number of wells located within the Pebble Beach and Spyglass Properties totaled $3,266 for the three-month period ended September 30, 2011.  We incurred no oil and gas operating costs for these wells in 2010.

General and administrative expenses increased from $102,140 for the three-month period ended September 30, 2010 to $189,945 for the three-month period ended September 30, 2011.  The net decrease is primarily due to the following:

•
In September 2010, we recorded several one-time adjustments to remove various long-standing account balances that were no longer deemed necessary.  The effect of these adjustments was a reduction of general and administrative expenses for the three-month period ended September 30, 2010 by $43,101.  No such adjustments were recorded during the three-month period ended September 30, 2011.

•
In July 2011, we entered into an agreement with a third party to provide press release services on an annual basis.  Fees associated with these services totaled $15,847 for the three-month period ended September 30, 2011 compared to $685 for the corresponding period in 2010.

•
Filing fees for the three-month period ending September 30, 2011 increased by $10,572 from the same period in 2010 due to additional filings made to the SEC related to our proposed merger with American Eagle.

•
Insurance expense increased by $5,795, primarily due to the operation of the Hardy 7-9 and 4-16 wells.  We incurred no such operators insurance cost during the three-month period ended September 30, 2010, as the well had not yet been returned to production.

•
In June 2011, we began subleasing a portion of our office space to American Eagle.  As a result, office rent expense for the three-month period ended September 30, 2011 decreased by $5,728 from the corresponding period in 2010.

•
The majority of our transactions related to our Hardy Property are transacted in Canadian Dollars.  We recognized foreign exchange gains totaling $2,213 relating to currency fluctuations between the US Dollar and the Canadian Dollar during the three-month period ended September 30, 2011, versus losses of $6,621 for the comparable period in 2010.

Professional fees increased from $88,150 for the three-month period ended September 30, 2010 to $114,721 for the three-month period ended September 30, 2011.  We incurred additional legal fees and accounting during the current period related to our proposed merger with American Eagle and related SEC filings

Depreciation, depletion and amortization expense totaled $16,976 for the three-month period ended September 30, 2011 compared to $7,786 for the three-month period ended September 30, 2010.  We began recognizing depletion expense in October 2010, concurrent with the return of the Hardy 7-9 well to production.  Depletion expense totaled $15,180 for the three-month period ended September 30, 2011.  No such depletion was recognized during the three-month period ended September 30, 2010.  Offsetting the increase in depletion expense from 2010 to 2011 was a decrease in depreciation expense of $10,471.  A significant portion of our corporate assets and leasehold improvements became fully depreciated during the fourth quarter of 2010, thus resulting in lower depreciation expense in 2011.

Shortly after acquiring shares of common stock of Ryland Oil Corporation (“Ryland”) in connection with the sale of our gross overriding royalties to Ryland during April 2010, Ryland was acquired by Crescent Point Energy Corp. (“Crescent Point”), at which time our shares of Ryland common stock were converted into 25,107 shares of Crescent Point’s common stock.  In October 2010, we began receiving monthly dividend payments related to our holdings of those shares.  As a result, we recognized dividend income totaling $17,717 for the three-month period ended September 30, 2011.  No such dividend income was recognized for the comparable period in 2010.

In 2008 and 2009, we purchased certain down-hole water / gas separation tools at an aggregate cost of $57,000.  Due to a variety of reasons, we did not maintain exclusivity with respect to certain licenses necessary to utilize the tools and, in December 2009, reclassified the tools as assets held for sale.  During September 2010, we determined that the marketability of these tools was less than anticipated and, as a result, we fully impaired our investment in the down-hole tools and recognized an impairment loss of $57,000.  No such impairment loss was incurred during the three-month period ended September 30, 2011.

During the three-month period ended September 30, 2011, we paid foreign taxes related to the dividends received from Crescent Point totaling $2,623.  No such taxes were incurred prior to October 2010.

Results of Operations for the Nine-Month Period Ended September 30, 2011 vs. 2010

We recognized net income of $2,118,858 for the nine-month period ended September 30, 2011, compared to $3,401,960 for the nine-month period ended September 30, 2010.  A discussion of the key components of our statements of operations and material fluctuations for the nine-month periods ended September 30, 2011 and 2010 is provided below.

Revenues associated with the sale of oil and gas totaled $193,960 for the nine-month period ended September 30, 2011, compared to $85,327 for the nine-month period ended September 30, 2010.  A comparison of the 2011 and 2010 oil sales is as follows:

•
Our 2011 oil sales relate primarily to our working interests in the Hardy 7-9 and Hardy 4-16 wells.  We acquired the Hardy 7-9 well in March 2010.  At that time, the well was shut-in due to mechanical issues.  In July 2010, we, along with our working interest partner American Eagle, recompleted the Hardy 7-9 well.  The well was returned to production in September 2010.  The Hardy 7-9 well has produced on and off during the nine-month period ended September 30, 2011.  In January 2011, the well encountered mechanical problems and was taken off of production due to a parted rod string.  The well was repaired and returned to production in March 2011.  The well was once again taken off of production in mid-April due to mechanical issues.  The well bore was repaired in May 2011; but, the well remained shut-in through June 30, 2011 due to inclement weather conditions.  The Hardy 7-9 was returned to production in July 2011 and produced oil during each of the three months ended September 30, 2011.  Oil sales from the Hardy 7-9 well, net of royalty interests payable to royalty interest holders, totaled $103,698 for the nine-month period ended September 30, 2011 versus $10,842 for the comparable period in 2010.

•
In May 2011, we drilled and completed the Hardy 4-16 well, a second well on the Hardy Property.  The Hardy 4-16 well was subsequently fracture stimulated and put on production in mid-September, generating $59,575 of oil sales during the final two weeks of September 2011.  No revenue was recognized from the Hardy 4-16 well prior to September 2011.

•
During 2011, we began recognizing revenues from our various working interests in a number of wells located within the Pebble Beach and Spyglass Properties.  Specifically, we recognized oil sales totaling $12,498, $7,210 and $4,157 from our interest in the Bagley 4-30, Aarestad 4-34 and Wolter 1-28 wells (operated by SM Energy Company), respectively, and sales totaling $6,822 from our interest in the Nielsen 1-12 well (operated by Continental Resources Inc.).  These wells were drilled, completed and put on production during 2011.  Accordingly, there were no corresponding revenues from these wells during the three-month period ended September 30, 2010.

•
During the first quarter of 2010, we recognized revenues totaling $74,485 related to our 5% overriding royalty interests in certain properties located in Saskatchewan, Canada.  We sold our overriding royalty interests to Ryland in March 2010.  Accordingly, we did not recognize any such overriding royalty revenues during 2011.

In April 2010, we sold our gross overriding royalty interest in approximately 264,000 net acres within an area of mutual interest located in southeastern Saskatchewan to Ryland.  In addition to cash consideration totaling $2.9 million, we received 2,145,883 shares of Ryland’s common stock, which were valued at approximately $874,973 as of the date of sale, and an assignment of Ryland’s 100% working interest in the Hardy Property (approximately 4,680 net acres located in Saskatchewan and related equipment).  At the time of the sale, the Hardy Property had an estimated fair market value of $238,681.  We recognized a gain in the amount of $4,735,253 during the nine-month period ended September 30, 2010 related to the sale.

Also in April 2010, we sold our working interest in approximately 700 net acres located within the Pebble Beach prospect to Rover Resources Inc. for cash consideration totaling $1 million.  Because the sale represented a significant reduction of the full-cost pool that is not subject to amortization, the Company reallocated the costs of the pool among the properties included within the pool based on relative fair market value at the time of the sale.  The Company recognized a $509,934 gain on the sale of the Pebble Beach acreage during the nine-month period ended September 30, 2010.

In May 2011, we sold half of our working interest in our Spyglass Property to a third party.  The sale was completed via a series of three scheduled closings.  Net proceeds from the sale totaled $3,823,963, of which $46,170 was receivable as of September 30, 2011.  Because our working interest in the Spyglass Property represented a significant portion of our full cost pool that is not subject to amortization, we reallocated the aggregate, non-amortizable cost of the pool among the various properties included within the pool, based on their estimated relative fair market values at the time the sale occurred, and recognized a gain in the amount of $3,448,170.

Also in May 2011, we sold a portion of our working interest in the Pebble Beach Property for net cash consideration totaling $227,079.  Because the sale did not represent the disposal of a significant portion of non-amortizable full-cost pool at the time of the sale, the net proceeds received were recorded as a reduction of the full-cost pool, not subject to amortization.

Oil and gas operating expenses totaled $227,245 for the nine-month period ended September 30, 2011 versus $65,806 for the same period in 2010.  The increase is primarily due to the fact that the Hardy 7-9 well has been producing for the majority of 2011 to date, versus only for one month.  As noted above, the Hardy 7-9 well was recompleted in July 2011 and put on production in September 2010.  In addition, we have begun to incur lease operating costs associated with our small working interests in producing wells located within the Pebble Beach and Spyglass Properties.

General and administrative expenses decreased from $621,817 for the nine-month period ended September 30, 2010 to $534,851 for the comparable period in 2011.  The net decrease is primarily due to the following:

•	Payroll related expenses decreased by $189,414, as a result of staff reductions that occurred in November 2010.

•
In September 2010, we recorded several one-time adjustments to remove various long-standing account balances that were no longer deemed necessary.  The effect of these adjustments was a reduction of general and administrative expenses for the three-month period ended September 30, 2010 by $43,101.  No such adjustments were recorded during the three-month period ended September 30, 2011.

•
Land management fees for the nine-month period ended September 30, 2011 declined by $29,965 from the same period in 2010, as a result of switching from a full-time resource to a resource that we share with American Eagle.

•
The majority of our transactions related to our Hardy Property are transacted in Canadian Dollars.  During the nine-month period ended September 30, 2011, we recognized foreign exchange losses totaling $26,371 relating to currency fluctuations between the US Dollar and the Canadian Dollar.  We recognized foreign exchange gains of $1,825 during the nine-month period ended September 30, 2010.

•
In May 2011, we paid fees totaling $17,595 to a certain director as compensation for serving on the Special Committee that was formed to review the proposed merger transaction with American Eagle.  This is the only time that we have ever compensated any of our directors through a cash payment.

•
In July 2011, we entered into an agreement with a third party to provide press release services on an annual basis.  Fees associated with these services totaled $18,101 for the nine-month period ended September 30, 2011 compared to $2,360 for the corresponding period in 2010.

•
Insurance expense increased by $7,151  primarily due to higher liability and operator insurance related to the drilling and operation of the Hardy 7-9 and Hardy 4-16 wells, which was partially offset by health insurance savings that resulted from fewer employees being on the payroll in 2011.

•
Filing fees for the nine-month period ending September 30, 2011 increased by $13,802 from the same period in 2010 due to additional filings made with the SEC related to our proposed merger with American Eagle..

•
In June 2011, we began subleasing a portion of our office space to American Eagle.  As a result, net office rent expense for the nine-month period ended September 30, 2011 decreased by $13,820 from the corresponding period in 2010.

•	Travel related expenses increased by 7,320 from 2010 to 2011 in connection with our proposed merger with American Eagle and related activities.

Professional fees increased from $259,301 for the nine-month period ended September 30, 2010 to $763,875 for the nine-month period ended September 30, 2011.  Professional fees increased due to the following reasons:

•
We incurred legal fees totaling $484,473 during the nine-month period ended September 30, 2011, primarily related to our proposed merger with American Eagle.  Legal fees for the nine-month period ended September 30, 2010 totaled $171,705 and related to a proposed merger with Ryland.  The merger with Ryland was never completed.

•
We also incurred consulting fees totaling $154,878 during the nine-month period ended September 30, 2011, the majority of which related to business valuation services obtained in connection with our proposed merger with American Eagle.  Consulting fees for the nine-month period ended September 30, 2010 totaled $53,750 and consisted of fees associated with the obtaining of a fairness opinion related to our contemplated merger with Ryland in March 2010.  The Ryland merger transaction was never completed.

•
Accounting fees for the nine-month period ended September 30, 2011 totaled $124,523, compared to $33,846 for the nine-month period ended September 30, 2010.  The increase is primarily due to additional auditing services obtained in connection with our proposed merger with American Eagle, and related SEC filings, as well as fees incurred as a result of outsourcing of all accounting related activities for the period November 2010 through August 2011.

Depletion expense related to the Hardy 7-9 and Hardy 4-16 wells totaled $39,892 for the nine-month period ended September 30, 2011.  The Hardy 7-9 well was returned to production in September 2010.  The Hardy 4-16 well was completed in July 2011 and put on production in September 2011.  No such depletion expense was recognized during the nine-month period ended September 30, 2010.  Offsetting the increase in depletion expense was a decline in our depreciation expense from $35,668 for the nine-month period ended September 30, 2010 to $6,201 for the same period in 2011.  Depreciation expense decreased due to the fact that the majority of our corporate office equipment, furniture, and leasehold improvements became fully depreciated in December 2010.

We acquired 25,107 shares of Crescent Point common stock in June 2010, in connection with our sale of our gross overriding royalty interests to Ryland.  Dividend income for the nine-month period ended September 30, 2011 totaled $52,249. We did not recognize any dividend income during the nine-month period ended September 30, 2010.

We recognized Canadian income tax expense totaling $892,112 in connection with the sale of certain gross overriding royalties to Ryland in June 2010.

Liquidity and Capital Resources

As of September 30, 2011, our assets totaled $8,612,731, which included, among other items, cash balances totaling $2,019,629, trade receivables totaling $308,017, amounts due from our working interest partner, American Eagle, totaling $317,441, and marketable securities valued at $1,020,835.  Our intention is to hold the marketable securities indefinitely and, accordingly, the marketable securities have been classified as noncurrent assets.  Notwithstanding this classification, our working capital as of September 30, 2011 was $780,590, compared to $2,527,606 as of December 31, 2010.

Historically, we have successfully raised additional operating capital through private equity funding sources and from the sale of various oil and gas prospects and properties.  However, no assurances can be given that we will be able to obtain sufficient working capital through the sale of common stock and/or borrowing or that the development and implementation of our business plan will generate sufficient future revenues to sustain ongoing operations.

Proposed Merger

On February 22, 2011, we announced our intention to pursue a merger with American Eagle.  On April 8, 2011, we entered into a definitive merger agreement (the “Merger Agreement”), pursuant to which we formed a wholly-owned subsidiary into which American Eagle will be merged.  On September 28, 2011, the parties executed an amendment to the Merger Agreement to extend the termination date from September 30, 2011 to December 31, 2011.  We will be the surviving entity of the proposed merger.

The closing of the proposed merger is subject to, among other items, the approval of the transaction by the boards of directors of both companies and by the stockholders of American Eagle.  The ratio of stockholdings between the companies at the closing of the possible merger, exclusive of any presently outstanding options, is currently anticipated to be 80% to the legacy stockholders of American Eagle and 20% to our legacy stockholders.

On November 11, 2011, we registered the shares of our common stock that would be issued in connection with the proposed merger with the U.S. Securities and Exchange Commission.  Our merger with American Eagle is expected to close in early December 2011.

Litigation

As of September 30, 2011, we are not subject to any known or threatened litigation.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Principal Accounting Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.  There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

2.1a
First Amendment to Agreement and Plan of Merger, dated as of September 28, 2011, by and among Eternal Energy Corp., Eternal Sub Corp., and American Eagle Energy Inc. (Incorporated by reference to Exhibit 2.1(a) of our Current Report on Form 8-K filed September 28, 2011.)

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

10.17
Letter Agreement dated October 15, 2006, by and among Eternal Energy Corp., Fairway Exploration, LLC, Prospector Oil, Inc., and 0770890 B.C. Ltd. (Incorporated by reference to Exhibit 10.17 of our Annual Report on Form 10-KSB filed April 16, 2007.)

10.18
Letter Agreement dated October 26, 2006, by and among Eternal Energy Corp., Fairway Exploration, LLC, Prospector Oil, Inc., 0770890 B.C. Ltd., and Rover Resources Inc. (Incorporated by reference to Exhibit 10.18 of our Annual Report on Form 10-KSB filed April 16, 2007.)

10.19
Letter Agreement dated February 28, 2007, by and among Eternal Energy Corp., Pebble Petroleum Inc., Emerald Bay Holdings Ltd., and Heartland Resources Inc. (Incorporated by reference to Exhibit 10.19 of our Annual Report on Form 10-KSB filed April 16, 2007.)

10.20	Agreement To Terminate DGWS Option (Incorporated by reference to Exhibit 10.20 of our Quarterly Report on Form 10-Q filed May 15, 2009.
10.21	Employment Agreement by and between Eternal Energy Corp. and Craig Phelps dated August 1, 2007. (Incorporated by reference to Exhibit 10.21 of our Quarterly Report on Form 10-Q filed May 15, 2009.)

10.22	Employment Agreement by and between Eternal Energy Corp. and Kirk A. Stingley dated June 2, 2008. (Incorporated by reference to Exhibit 10.22 of our Quarterly Report on Form 10-Q filed May 15, 2009.).
10.23
Amended and Restated Employment Agreement by and between Eternal Energy Corp. and Bradley M. Colby dated November 1, 2009. (Incorporated by reference to Exhibit 10.23 of our Quarterly Report on Form 10-Q filed November 23, 2009.).

10.24
First Amendment to the Amended and Restated Employment Agreement by and between Eternal Energy Corp. and Craig H. Phelps dated August 1, 2009. (Incorporated by reference to Exhibit 10.24 of our Quarterly Report on Form 10-Q filed November 23, 2009.)

10.25
First Amendment to the Employment Agreement by and between Eternal Energy Corp. and Kirk A. Stingley dated October 30, 2009. (Incorporated by reference to Exhibit 10.25 of our Quarterly Report on Form 10-Q filed November 23, 2009.)

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

10.39 ^
Purchase and Sale Agreement by and among Eternal Energy Corp., American Eagle Energy Inc. and NextEra Energy Gas Producing, LLC, dated May 17, 2011. (Incorporated by reference to Exhibit 10.39 of our Quarterly Report on Form 10-Q/A filed October 11, 2011.)

10.40 ^
Purchase and Sale Agreement by and among Eternal Energy Corp., American Eagle Energy Inc. and NextEra Energy Gas Producing, LLC, dated May 17, 2011. (Incorporated by reference to Exhibit 10.40 of our Quarterly Report on Form 10-Q/A filed October 11, 2011.)

10.40a
First Amendment to the Purchase and Sale Agreement by and among Eternal Energy Corp., American Eagle Energy Inc. and NextEra Energy Gas Producing, LLC, (dated May 17, 2011) dated June 14, 2011. (Incorporated by reference to Exhibit 10.40a of our Quarterly Report on Form 10-Q filed August 18, 2011.)

10.40b
Second Amendment to the Purchase and Sale Agreement by and among Eternal Energy Corp., American Eagle Energy Inc. and NextEra Energy Gas Producing, LLC, (dated May 17, 2011) dated July 25, 2011 (Incorporated by reference to Exhibit 10.40a of our Quarterly Report on Form 10-Q filed August 18, 2011.).

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

ETERNAL ENERGY CORP.

(Registrant)

November 18, 2011	/s/ Bradley M. Colby
Bradley M. Colby
President and Chief Executive Officer (Principal Executive, Financial and Accounting Officer)