Form 10-K
period 2011-12-31
AMERICAN EAGLE ENERGY Corp
filed 2012-04-16
CIK 1282613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-K

(Mark one)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission File No: 000-50906

____________________

AMERICAN EAGLE ENERGY CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	20-0237026 (I.R.S. Employer Identification No.)

2549 W. Main Street, Suite 202 Littleton, Colorado (Address of Principal Executive Offices)	80120 (Zip Code)

(303) 798-5235

(Registrant’s Telephone Number, Including Area Code)

____________________

Securities registered under Section 12(b) of the Exchange Act: None

 Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

_____________________

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was $12,974,923.00.

The number of shares outstanding of the registrant’s common stock as of April 11, 2012 was 45,842,778.

AMERICAN EAGLE ENERGY CORPORATION

PART I

Item 1. Business.

Corporate History

American Eagle Energy Corporation (“we,” “our,” “us” or the “Company”) was incorporated in Nevada on July 25, 2003, to engage in the acquisition, exploration, and development of natural resource properties. On November 7, 2005, we and a then-newly-formed, wholly-owned subsidiary formed for that purpose completed a merger transaction with us as the surviving corporation (the “2005 Merger”). In connection with the 2005 Merger, we changed our name to “Eternal Energy Corp.” from our original name, “Golden Hope Resources Corp.”

On December 20, 2011, we, a newly-formed merger subsidiary (“Merger Sub”), and American Eagle Energy Inc. (“AEE Inc.”) consummated the final steps of a merger transaction (the “2011 Merger”), whereby Merger Sub merged with and into AEE Inc., with AEE Inc. surviving as our wholly-owned subsidiary. Following the initial step of the 2011 Merger, AEE Inc. changed its name from “American Eagle Energy Inc. to “AMZG, Inc.” In the 2001 Merger, each share of AEE Inc. was converted into 3.641 shares of our common stock, $0.001 par value, per share, which resulted in the issuance of 164,144,426 shares of our common stock. Immediately following the consummation of the 2011 Merger, we declared a one-for-four and one-half reverse split of our common stock. The reverse split reduced the number of shares of our common stock then issued and outstanding to 45,588,948. The retroactive effect of this reverse split has been applied to all share data included in this Annual Report.

In connection with the 2011 Merger, we changed our name to “American Eagle Energy Corporation” from “Eternal Energy Corp.”

Business Overview

Since the 2005 Merger, we have been engaged in the exploration for petroleum and natural gas in the States of Nevada, Utah, Texas, Colorado, and North Dakota, the North Sea, and southeastern Saskatchewan, Canada, through the acquisition of contractual rights for oil and gas property leases and the participation in the drilling of exploratory wells.

In the fourth quarter of 2006, we entered into a series of agreements that resulted in our acquisition of 15% of the capital stock of Pebble Petroleum, Inc. (“Pebble”), as well as the following rights and interests in the Pebble Beach Project in western Canada:

•	a USD$250,000 spud fee for each of the first eight wells drilled by Pebble on the Pebble Beach Project;
•	a five percent gross overriding royalty from each well drilled on certain acreage that Pebble holds rights to in western Canada (we are not required to make any capital outlay or pay other expenses); and

•	a 10% interest in a joint venture with a subsidiary of Pebble; the joint venture will explore and develop certain prospects located in the northern United States (we pay 10% of all costs incurred) (collectively, the “Interests”).

Through a series of subsequent capital transactions completed by Pebble, our equity investment in Pebble was diluted to five percent.  In May 2007, we sold our stock in Pebble to a company then known as Heartland Resources Inc., a petroleum and natural gas exploration company whose shares were then listed on the TSX-Venture Exchange.

In August 2007, Heartland Resources Inc. changed its name to Ryland Oil Corporation (“Ryland”).  During the succeeding several years, Ryland acquired approximately 355,009 gross and net acres in the Pebble Beach Project in which we owned a five percent gross overriding royalty.  In addition, Ryland’s U.S. subsidiary acquired approximately 61,412 gross and 35,145 net acres in the Pebble Beach Project in the northern United States, in which we owned a 10% working interest.  Ryland drilled eight wells on the project, for which we were paid an aggregate of $2,000,000 in spud fees during 2008 and 2009. In May 2011, we sold half of our 10% working interest in certain acreage included in the Pebble Beach Project to a third-party for cash consideration, net of finder’s fees, totaling $227,079.

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

In the fourth quarter of 2007, we entered into a series of agreements with a related party to acquire the right to pursue a down-hole gas/water separation (“DGWS”) opportunity, primarily in western Canada, at which time we formed a wholly-owned subsidiary in Canada, EERG Energy, ULC, to pursue this opportunity.  During 2008, we failed to drill the required number of wells stipulated by the DGWS agreements and, as a result, lost our exclusive right to utilize the DGWS technology.  In December 2008, the option to extend the technology licenses was mutually terminated by us and the related party.  EERG Energy, ULC now holds our investment in Canadian oil and gas leases.

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

Effective April 1, 2010, we sold all of our gross overriding royalty interest in the Saskatchewan acreage to Ryland.  Total consideration received included $2.9 million in cash, 2,145,883 shares of Ryland’s common stock, which were valued at approximately $874,973 as of the date of sale, and an assignment of Ryland’s 100% working interest in approximately 4,480 net acres located in southeastern Saskatchewan, Canada (the “Hardy Property”), and related equipment, valued at $238,681.

Also effective April 1, 2010, we sold our 10% working interest in approximately 700 net acres located in North Dakota to a subsidiary of Ryland, Rover Resources Inc., for $1 million in cash.

January 21, 2010, AEE Inc. entered into an Assignment Agreement with Murrayfield Limited, a United Kingdom company, regarding the acquisition of a working interest in an oil and gas lease in Willacy County, Texas, known as the Sauz Ranch Prospect (the “Leasehold Assignment”).  Miramar Petroleum Inc. and Murrayfield had entered into an Assignment of Oil and Gas Lease, dated August 28, 2009, pursuant to a Lease Purchase and Development Agreement, dated August 5, 2009, wherein Murrayfield acquired from Miramar certain interests regarding a leasehold interest in Willacy County, Texas.  Murrayfield assigned its interest in the lease to AEE Inc. for $137,500, which consists of the turnkey costs paid by Murrayfield to Miramar for the acquisition of its interest.

With the Leasehold Assignment, AEE Inc. acquired a 12.5% working interest in an oil and gas lease in Willacy County, Texas.  The lands covered by the lease consist of 908 acres out of the San Juan de Carrieitos, Willacy County, Texas, which covers an undivided 29/32nd of the mineral estate.  The area is also subject to another oil and gas lease owned by Exxon Mobil Corporation for the remaining 3/32nds.

In June 2010, we sold our 75% working interest in the West Ranch Field for cash consideration totaling $262,500 and the assumption, by the purchaser, of all plugging, abandonment, and environmental reclamation liabilities.

In the fourth quarter of 2010, we began our current drilling activity targeting the Bakken and Three Forks Formations in Divide County, North Dakota. For more information about our working interests in the Bakken and Three Forks Formations, see “Properties” below on page 14 for a discussion of the wells in which we have elected to participate that are located in this area.

On January 31, 2011, AEE Inc. entered into a Lease Acquisition Agreement with Americana Exploration LLC and Big Sky Operating LLC to acquire an undivided 66.67% working interest in approximately 47,392 net acres located in Toole County, Montana for cash consideration of $1,235,684.

In May 2011, we entered into a Purchase and Sale Agreement with AEE Inc. and an unrelated third party for the sale by us and AEE Inc. of one-half of our respective 50% working interests in approximately 8,948 net acres located primarily in Divide County, North Dakota (the “Spyglass Project”).  The initial closing of the transactions occurred on May 26, 2011 and resulted in the sale of an undivided 50% interest in approximately 8,118 net acres for net cash consideration of 6,913,920, which was divided equally between us and AEE Inc.  A second closing related to the transaction occurred on August 5, 2011 and resulted in the sale of an undivided 50% interest in approximately 760 additional net acres for net cash consideration totaling 641,666, which was divided equally between us and AEE Inc.  The Purchase and Sale Agreement also provided for the sale by us of an undivided 50% interest in approximately 269 net acres located within the Spyglass Project (as defined under “Properties” below on page 14) in Divide County, North Dakota for net cash consideration totaling 227,079.  The closing of this sale occurred on August 5, 2011.  Post-closing, we retained a 50% working interest in the Spyglass Project.

On November 18, 2011, we entered into a Purchase and Sale Agreement with AEE Inc. and a third-party purchaser, pursuant to which we and AEE Inc. agreed to sell to the purchaser an aggregate of 75% of approximately 10,521 aggregate net acres located in Western Divide County, North Dakota, and eastern Sheridan County, Montana (the “West Spyglass Project”), a region known for its Bakken and Three Forks zone oil production.  The initial closing of the sale occurred on December 14, 2011, with the payment of $10,913,096, to be split equally us and AEE Inc.  A subsequent closing for certain of the remaining net acreage is expected in Spring 2012.  Post-closing, we retained a 25% working interest in the West Spyglass Project acreage and will remain the operator on that acreage.

In addition, subject to the expiration of a previously granted ten-day preferential sale right, we agreed to sell to the same third-party purchaser 75% of 1,440 net acres in our Spyglass Project, for cash consideration of $1,889,974, which funds were received in January 2012.  Post-closing, we will remain the operator on the West Spyglass Project.

Effective April 15, 2011, we and AEE Inc., entered into a farmout agreement with Passport Energy Ltd. (“Passport”), whereby Passport agreed to fund 38.5% of the drilling, completiing, and equipping costs of up to two future wells located within the Hardy Property in exchange for a 25% working interest in each well.  We retained the remaining working interest.

In May 2011, we and Passport successfully drilled and completed the Hardy 4-16 well, an offset well located within the Hardy Property.  A 29-stage fracture stimulation of the Hardy 4-16 well was completed in July 2011 and was placed on production during September 2011.

In December 2011, we and Passport modified our existing farmout agreement to reduce Passport’s interest in the second well to 23.1% of all drilling related costs and 15% of all lease operations expenses and corresponding revenues, and commenced drilling of the Hardy 14-17 well, a second well within the Hardy Project. The Hardy 14-17 well is expected to be completed in April 2012.

Competitors

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial, and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas leases and farmin and farmout agreements, suitable properties for drilling operations, and necessary drilling and completion equipment and services, as well as for access to funds. There are other competitors that have operations in the various areas of Bakken and Three Forks reserves and the presence of these competitors could adversely affect our ability to acquire additional leases and farmin and farmout agreements.

Hydraulic Fracturing

We have drilled and completed one well since July 2010. That well, the Hardy 4-16 well, is a horizontal well that was completed using hydraulic fracturing as one step of the completion process designed to improve the productivity of the well. We are currently in the process of drilling and completing two additional wells, each of which will be stimulated using hydraulic fracturing techniques. We have contracted with industry-standard third-party specialists for both the drilling and completion phases of these wells. To date, there have not been any environmental or safety incidents, citations, or suits related to the hydraulic fracturing operations used as part of the completion of these wells.

As part of the process of drilling exploratory or producing wells, we currently expect that substantially all of the horizontal wells that we may cause to be drilled will be completed using hydraulic fracturing techniques. We will use industry-standard, long-established third-party service providers for such endeavors. When we initiate any new well in the future, we will determine in advance whether it will be hydraulically fractured and, if so, we will include in the planning and budgetary process all costs associated with the fracture treatment. The costs of a well vary based on the depth to which it will be drilled, its horizontal length, and the completion technique to be used, which will include the added expenditure for the fracture treatment, as well as all related environmental and safety considerations.

Because we contract with industry-standard, long-established third-party service providers for all drilling, casing, and cementing services, we depend upon their industry expertise, safety processes, and best practices for conducting those operations. Our management, and that of our advisors, has significant, long-term experience with the engineering required to determine where and how a well should be drilled and whether the well should be hydraulically fractured as part of the completion process. Accordingly, we believe that we will be able to determine whether our third-party service providers are utilizing proper drilling and completion techniques. Nevertheless, we will rely on them, in the case of fracturing services, to:

•	monitor the rate and pressure of the fracturing treatment in real time for any abrupt change in rate or pressure;
•	evaluate the environmental impact of additives to the hydraulic fracturing fluid;
•	minimize the use of water during the fracturing process; and

•	dispose of any produced water in a manner that avoids any impact on other resources and is in full compliance with all federal, state, and local governmental regulations.

We and our third-party service providers are insured as to various drilling and environmental risks. Our well insurance policy limits are $5,000,000 in each individual instance with a deductible of $100,000. Our environmental liability policy limit is $1,000,000 per individual instance with a deductible of $100,000. Historically, we have not had any indemnification obligations in favor of those entities to whom we sell the oil that is produced from our wells and we do not expect to incur any such obligations in the future. Prior to the closing of the 2011 Merger, AEE Inc. and we, as co-working interest owners, have had reciprocal indemnification obligations to each other.

We rely fully on our third-party service providers to establish and carry out procedures to cope with any negative environmental impact that could occur in the event of a spill or leak in connection with their hydraulic fracturing services. The third-party service providers would be responsible for costs arising out of any surface spillage, mishandling of fluids, or leakage from their equipment, including chemical additives.

The specific chemical composition of the fluids utilized by the third-party service providers in hydraulic fracturing operations are expected to vary by project and by provider; however, we expect that the chemical composition of such fluids will meet industry standards and will be utilized in a manner that conforms to all relevant federal, state, and local rules and regulations.

In order to prevent the underground migration of fracture fluids, we, and we expect our third party service providers to, follow industry-standard practices in respect of casing, cementing, and testing to ensure good physical isolation of the fractured interval from other sections of the well. Our well construction processes and procedures conform to all relevant federal, state, and local rules and regulations. We believe that the large thickness of rock formations between the fractured interval and any potable water sources will minimize the risk of underground migration of fracture fluids. We would generally be responsible for any costs resulting from underground migration of fracture fluids, and we are not fully insured against this risk. The occurrence of a significant event resulting from the underground migration of fracture fluids or surface spillage, mishandling, or leakage of fracture fluids could have a materially adverse effect on our financial condition and results of operations. To date, there have been no such incidents, nor have the members of our management team encountered such an incident in their long-term experience in this industry.

Government Regulations

Our oil and gas operations are subject to various United States and Canadian federal, state / provincial, and local governmental regulations. Matters subject to regulation include discharge permits for drilling operations, drilling, and abandonment bonds, reports concerning operations, the spacing of wells, and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation, and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state, provincial, and local laws and regulations relating primarily to the protection of human health and the environment. To date, expenditures related to complying with these laws, and for remediation of existing environmental contamination, have not been significant in relation to the results of our operations. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations. For information about hydraulic fracturing regulatory matters, see “Risk Factors – Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs, additional operating restrictions or delays, and inability to book future reserves.”

Research and Development

Our business plan is primarily focused on acquiring prospective oil and gas leases and/or operating existing wells located in the United States and Canada. We have expended zero funds on research and development in each of our last two fiscal years. We have developed and are in the process of implementing a future exploration and development plan.

Employees

As of April 16, 2012, our management team consists of Bradley M. Colby, our President, Chief Executive Officer, and Treasurer, Thomas Lantz, our Chief Operating Officer, Kirk Stingley, our Chief Financial Officer, and Richard Pershall, our Operations Manager. We currently have nine full-time operations and administrative employees and engage a full-time contract-based land consultant. We do not expect any material changes in the number of our employees over the next 12-month period. We do and will continue to outsource contract employment as needed. However, if we are successful in our initial and any subsequent drilling programs we may retain additional employees.

Item 1A. Risk Factors.

The information in this Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than statements of historical or present facts, that address activities, events, outcomes, and other matters that the Company plans, expects, intends, assumes, believes, budgets, predicts, forecasts, projects, estimates, or anticipates (and other similar expressions) will, should, or may occur in the future. Generally, the words “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “could,” “should,” “future,” “potential,” “continue,” variations of such words, and similar expressions identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events.

These forward-looking statements appear in a number of places and include statements with respect to, among other things:

•	estimates of our oil and gas reserves;
•	estimates of our future oil and natural gas production, including estimates of any increases or decreases in our production;
•	our future financial condition and results of operations;
•	our future revenues, cash flows and expenses;
•	our access to capital and our anticipated liquidity;
•	our future business strategy and other plans and objectives for future operations;

•	our outlook on oil and gas prices;
•	the amount, nature and timing of capital expenditures, including future development costs, and availability of capital resources to fund capital expenditures;
•	our ability to access the capital markets to fund capital and other expenditures;
•	the impact of political and regulatory developments;
•	our assessment of our counterparty risk and the ability of our counterparties to perform their future obligations; and

•	the impact of federal, state and local political, regulatory and environmental developments in the United States and certain foreign locations where we conduct business operations.

These forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control, incident to the exploration for and development, production, and sale of oil and gas. These risks include, but are not limited to, commodity price volatility, inflation, lack of availability of drilling and production equipment and services, environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating proved oil and natural gas reserves and in projecting future rates of production, cash flow and access to capital, the timing of development expenditures, and the other risks described herein under “Risk Factors.”

Reserve engineering is a process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way. The accuracy of any reserve estimates depends on the quality of available data, the interpretation of such data, and price and cost assumptions made by reservoir engineers. In addition, the results of drilling, testing, and production activities may justify revisions of estimates that were made previously. If significant, such revisions would change the schedule of any further production and development drilling. Accordingly, reserve estimates may differ significantly from the quantities of oil and natural gas that are ultimately recovered.

We may not realize the benefits of the 2011 Merger.

There are significant risks and uncertainties associated with our recent merger with AEE Inc. We need to combine and integrate our operations and AEE Inc.’s operations into one company effectively and efficiently. Integration will require substantial management attention and could detract attention from the day-to-day business of the combined company. We could encounter difficulties in the integration process, such as the need to revisit assumptions about reserves, future production, revenues, capital expenditures, and operating costs, including synergies, the loss of key employees or commercial relationships or the need to address unanticipated liabilities. If we cannot continue to integrate our businesses and AEE Inc.’s businesses successfully, we may fail to realize the expected benefits of the 2011 Merger.

Re-sales of a substantial number of shares of our common stock in the public market after the 2011 Merger could materially adversely affect the market price of common stock.

In connection with closing the 2011 Merger, we issued to AEE Inc.’s stockholders approximately 36,476,539 shares of our common stock, substantially all of which will have no restrictions on resale. The re-sale of a substantial number of shares of our common stock may result in substantial fluctuations in the price of our common stock. In addition, the re-sale of a substantial number of shares of our common stock within a short period of time could cause our stock price to fall. The sale of those shares could also impair our ability to raise capital through sales of additional shares of our common stock.

There is no assurance that we will operate profitably or will generate positive cash flow in the future.

If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations.  In particular, additional capital may be required in the event that drilling and completion costs for further wells increase beyond our expectations, or that we encounter greater costs associated with general and administrative expenses or offering costs. The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plan.

We will depend heavily on outside capital to pay for the continued exploration and development of our properties.  Such outside capital may include the sale of additional stock and/or commercial borrowing.  Capital may not continue to be available if necessary to meet these continuing exploration and development costs or, if capital is available, it may not be on terms acceptable to us.  The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Our success is significantly dependent on a successful acquisition, drilling, completion, and production program.  We may be unable to locate recoverable reserves or operate on a profitable basis.  If our business plan is not successful, and we are not able to operate profitably, our investors may lose some or all of their investment.

Trading of our stock may be restricted by the SEC’s “Penny Stock” regulations, which may limit a stockholder’s ability to buy and sell our stock.

The SEC has adopted regulations that generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share.  Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers or “accredited investors.”  The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with his or her spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.  In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe that the penny stock rules may discourage investor interest in, and limit the marketability of, our common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Trading in our common shares on the OTC Bulletin Board and OTC Markets Group, Inc.’s OTCQB tier has been volatile, making it more difficult for our stockholders to sell their shares or liquidate their investments with predictability.

Our common stock is currently quoted on the OTC Bulletin Board and OTC Markets Group, Inc.’s OTCQB tier.  The trading price of our common stock has been subject to wide fluctuations.  Trading prices of our common stock may fluctuate in response to a number of factors, many of which will be beyond our control.  The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation.  There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained.  These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted.  Such litigation, if instituted, could result in substantial costs for us and a diversion of management’s attention and resources.

Our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of our exploration and development operations.  We are engaged in the business of exploring and, if warranted, developing commercial reserves of oil and gas.  All of our material properties, except one, are in the exploration stage only and are without known reserves of oil and gas.  Accordingly, we have neither generated any material revenues nor realized a profit from our operations to date and there is little likelihood that we will generate any material revenues or realize any profits in the short term.  Any profitability in the future from our business will be dependent upon locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein.  Since we have not generated any material revenues, we expect that we will need to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

As substantially all of our properties are in the exploration stage, there can be no assurance that we will establish commercial discoveries on our properties.

Exploration for economic reserves of oil and gas is subject to a number of risk factors.  Few properties that are explored are ultimately developed into producing oil and/or gas wells.  Substantially all of our properties are in the exploration stage only and are without proven reserves of oil and gas.  We may not establish commercial discoveries on any of our properties that do not have any proved developed or undeveloped reserves.  For information about our proved reserves, please see Note [•] to our consolidated financial statements as of and for the years ended December 31, 2011 and 2010 included in this Annual Report.

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

Adverse weather conditions can also hinder drilling and completion operations.  A productive well may become uneconomic in the event water or other deleterious substances are encountered that impair or prevent the production of oil and/or gas from the well.  In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances.  The marketability of oil and gas that may be acquired or discovered will be affected by numerous factors beyond our control.  These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production, and environmental protection.  These factors cannot be accurately predicted and the combination of these factors may result in us not receiving an adequate return on invested capital.

Competition in the oil and gas industry is highly competitive and there is no assurance that we will be successful in acquiring the leases.

The oil and gas industry is intensely competitive.  We compete with numerous individuals and companies, including many major oil and gas companies that have substantially greater technical, financial, and operational resources and staffs.  Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations, and necessary drilling and completion equipment and services, as well as for access to funds.  We cannot predict if the necessary funds can be raised or that any projected work will be completed.  Our budget anticipates our acquisition of additional acreage.  This acreage may not become available or if it is available for leasing, we may not be successful in acquiring the leases.  There are other competitors that have operations in areas of potential interest to us and the presence of these competitors could adversely affect our ability to acquire additional leases.

The marketability of natural resources will be affected by numerous factors beyond our control, which may result in us not receiving an adequate return on invested capital to be profitable or viable.

The marketability of natural resources that may be acquired or discovered by us will be affected by numerous factors beyond our control.  These factors include market fluctuations in oil and gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, land tenure, land use and governmental regulations including regulations concerning the importing and exporting of oil and gas, and environmental protection regulations.  The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

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

In general, our exploration and production activities are subject to certain federal, state, and local laws and regulations relating to environmental quality and pollution control.  Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation.  Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date.  Specifically, we are subject to legislation regarding emissions into the environment, water discharges, and storage and disposition of hazardous wastes.  In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities.  However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance.  Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

We believe that our operations comply, in all material respects, with all applicable environmental regulations.  We are not fully insured against all possible environmental risks.

Exploratory drilling involves many risks and we may become liable for pollution or other liabilities, which may have an adverse effect on our financial position.

Drilling operations generally involve a high degree of risk.  Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved.  We may become subject to liability for pollution or hazards against which we cannot adequately insure or for which we may elect not to insure.  Incurring any such liability may have a material adverse effect on our financial position and operations. For information about risks associated specifically with hydraulic fracturing, please see “Business – Hydraulic Fracturing” on page [•] of this Annual Report.

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and our profitability.

The laws, regulations, policies, or current administrative practices of any government body, organization, or regulatory agency in the United States or any other jurisdiction, may be changed, applied, or interpreted in a manner that will fundamentally alter the ability of our company to carry on our business.  The actions, policies, or regulations, or changes thereto, of any government body, regulatory agency, or special interest groups, may have a detrimental effect on us.  Any or all of these situations may have a negative impact on our ability to operate and/or our profitability.

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

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs, additional operating restrictions or delays, and inability to book future reserves.

Hydraulic fracturing is a process used by oil and natural gas exploration and production operators in the completion or re-working of certain oil and natural gas wells, whereby water, sand, and chemicals are injected under pressure into subsurface formations to stimulate natural gas and, to a lesser extent, oil production.  We engaged third parties to provide hydraulic fracturing or other well stimulation services to us in connection with the well for which we are the operator and we expect to do so in the future for other wells.  Hydraulic fracturing is typically regulated by state oil and natural gas agencies and has not been subject to Federal regulation.  However, due to concerns that hydraulic fracturing may adversely affect drinking water supplies, the EPA has commenced a study of the potential adverse effects that hydraulic fracturing may have on water quality and public health, and a committee of the U.S. House of Representatives has commenced its own investigation into hydraulic fracturing practices.  Additionally, legislation has been introduced in Congress to amend the Federal Safe Drinking Water Act to subject hydraulic fracturing processes to regulation under that Act and to require the disclosure of chemicals used by the oil and natural gas industry in the hydraulic fracturing process.  If enacted, such a provision could require hydraulic fracturing activities to meet permitting and financial assurance requirements, adhere to certain construction specifications, fulfill monitoring, reporting, and recordkeeping requirements, and meet plugging and abandonment requirements.

In unrelated oil spill legislation being considered by the U.S. Senate in the aftermath of the April 2010 Macondo well release in the Gulf of Mexico, Senate Majority Leader Harry Reid has added a requirement that natural gas drillers disclose the chemicals that are pumped into the ground as part of the hydraulic fracturing process.  Disclosure of chemicals used in the fracturing process could make it easier for third parties opposing hydraulic fracturing to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater.  Certain states and other agencies have adopted or are considering similar disclosure legislation, moratoria, or enforcement initiatives relating to hydraulic fracturing.  Adoption of legislation or of any implementing regulations placing restrictions on, or imposing reporting and disclosure obligations regarding, hydraulic fracturing activities could impose operational delays, increased operating costs and additional regulatory burdens on our exploration and production activities, which could make it more difficult to perform hydraulic fracturing, resulting in reduced amounts of oil and natural gas being produced and booked as reserves in the future, as well as increase our costs of compliance and doing business.

Our Bylaws contain provisions indemnifying our officers and directors against all costs, charges, and expenses incurred by them.

Our Bylaws contain provisions with respect to the indemnification of our officers and directors against all costs, charges, and expenses, including an amount paid to settle an action or satisfy a judgment, (i) actually and reasonably incurred and (ii) in a civil, criminal, or administrative action or proceeding to which such person is made a party by reason of such person being or having been one of our directors or officers.

Investors’ interests in us will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares or raise funds through the sale of equity securities.

In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors’ interests in us will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold.  If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other stockholders.  Further, any such issuance may result in a change in our management and directors.

We have never paid cash dividends and do not intend to do so.

We have never declared or paid cash dividends on our common stock.  We currently plan to retain any earnings to finance the growth of our business rather than pay cash dividends.  Payments of any cash dividends in the future will depend on our financial condition, results of operations, and capital requirements, as well as other factors deemed relevant by our board of directors.

Our Bylaws do not contain anti-takeover provisions, which could result in a change of our management and directors if there is a take-over of us.

We do not currently have a stockholder rights plan or any anti-takeover provisions in our Bylaws.  Without any anti-takeover provisions, there is no deterrent for a take-over of us, which may result in a change in our management and directors.

Item 2. Properties.

Following consummation of the 2011 Merger with AEE Inc., we own a 100% working interest in the Hardy Property, containing approximately 4,300 net acres located in southeastern Saskatchewan, Canada. Our working interest in the Hardy Property is subject to certain, well-specific farmout agreements that reduce our working interests in those particular wells. The Hardy Property includes the 7-9 and the 4-16 operating oil wells that currently collectively produce approximately130 barrels of oil per day, and related equipment.

To date, we have agreed to participate in 28 exploratory wells located within the Spyglass Project areas, at various levels of participation. As of December 31, 2011, 22 wells are producing / shut in and the remaining 6 wells have been, or are in the process of being, drilled or completed.

A summary of the Company’s working interest in the Spyglass wells and the status of each well as of December 31, 2011 is discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

We own an undivided 50% working interest in approximately 11.521 additional net acres located in the Spyglass Project primarily in Divide County, North Dakota. An unrelated third party owns the other undivided 75% working interest in such net acres. No timetable has been developed for the exploration of this acreage.

We own a 100% working interest in approximately 743 net acres located within the Benrude Property, primarily in Roosevelt County, Montana. We are planning to complete a 3-D seismic analysis of the Benrude Property sometime in 2012, in order to determine our development strategy with respect to the Benrude acreage.

We own a 25% working interest in the 10,593 aggregate net acres located in the West Spyglass Project, primarily in Western Divide County, North Dakota, and eastern Sheridan County, Montana.  We sold 75% of the working interest to an unrelated third party during 2011. Post-closing, we will remain the operator on that acreage.

We own a 33% working interest in approximately 25,000 net acres located in the Glacier Prospect, primarily in Toole County, Montana.

We own a 100% working interest in approximately 399 net acres located within the Sidney North Prospect, primarily in Richland County, Montana.

AEE Inc. owns a 12.5% working interest in an oil and gas lease in Willacy County, Texas.  The land covered by the lease consists of 908 acres out of the San Juan de Carrieitos, Willacy County, Texas, which covers an undivided 29/32nd of the mineral estate.  The area is also subject to another oil and gas lease owned by Exxon Mobil Corporation for the remaining 3/32nds.

AEE Inc. also currently owns an undivided 66.67% working interest in approximately 47,392 net acres located in Toole County, Montana.

We currently lease 3,207 square feet of office space in Littleton, Colorado, which we believe to be sufficient for the operation of our business for the foreseeable future. We renewed and extended this lease in October 2011. The current lease agreement expires in December 2014.

We do not own or lease any other properties.

Item 3. Legal Proceedings.

We are not currently a party to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock, par value $0.001, has been dually quoted on the OTC Markets Group, Inc. and the OTC Bulletin Board under the symbol “AMZG” since January 18, 2012 and, before that, under the symbol “EERG” since November 7, 2005, except from December 20, 2011 to January 17, 2011 when the symbol was “EERGD”; however, active trading in the market of our common stock did not commence until February 2, 2006. The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by OTC Markets Group, Inc. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. Historical prices have been adjusted to reflect the effect of the one-for-four and one-half reverse stock-split that occurred on December 20, 2011.

	Bid
	High	Low
Year ended December 31, 2011:
First Quarter	$1.89	$0.50
Second Quarter	2.03	1.40
Third Quarter	1.49	0.81
Fourth Quarter	1.75	0.81

Year ended December 31, 2010:
First Quarter	0.72	0.18
Second Quarter	0.36	0.14
Third Quarter	0.41	0.23
Fourth Quarter	0.59	0.23

As of April 9, 2012, there were 45 holders of record of our common stock.

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

Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties, including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions, further changes in our business direction or strategy, competitive factors, oil and gas exploration uncertainties, and an inability to attract, develop, or retain technical, consulting, or managerial agents or independent contractors. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Annual Report, except as required by law; we are not obligated to release publicly any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report or to reflect the occurrence of unanticipated events.

Industry Outlook

The petroleum industry is highly competitive and subject to significant volatility due to numerous market forces. Crude oil and natural gas prices are affected by market fundamentals such as weather, inventory levels, competing fuel prices, overall demand, and the availability of supply.

Worldwide oil prices reached historical highs during the last half of 2008, before tumbling amid worldwide economic crisis. Oil prices stabilized during 2009 and remained stable throughout 2010. Since December 31, 2010, oil prices increased rapidly, topping $100 per barrel in mid-March 2011. Oil prices varied widely during 2011, ranging from $88 to $114 per barrel. The price of oil at December 31, 2011 was approximately $99 per barrel.

Oil prices cannot be predicted with any certainty and have significantly affected profitability and returns for upstream producers. Historically, crude oil prices have averaged approximately $82 per barrel over the past five years, per the New York Mercantile Exchange (“NYMEX”). However, during that time, oil prices have experienced wide fluctuations in prices, ranging from $37 per barrel to $145 per barrel, with the median price of $80 per barrel. Oil prices averaged approximately $95 during the year ended December 31, 2011.

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

Company Overview

The address of our principal executive office is 2549 W. Main Street, Suite 202, Littleton, Colorado, 80120. Our telephone number is 303-798-5235.

Our common stock is quoted on the OTC Bulletin Board and the OTC Markets Group Inc.’s OTCQB under the symbol “AMZG.”

Our Company was incorporated in the State of Nevada under the name “Golden Hope Resources Corp.” on July 25, 2003 and is engaged in the acquisition, exploration, and development of natural resource properties of merit. On November 7, 2005, we filed documents with the Nevada Secretary of State to change our name to “Eternal Energy Corp.” by way of a merger with our wholly-owned subsidiary, Eternal Energy Corp., which was formed solely to facilitate the name change. In December 2011, we again filed documents with the Nevada Secretary of state to change our name to “American Eagle Energy Corporation”, in conjunction with our acquisition of, and merger with, AEE Inc.

Since our inception, we have entered into participation agreements related to oil and gas exploration projects throughout the continental United States, including Colorado, Montana, Nevada, North Dakota, Texas, and Utah, as well as in the province of Saskatchewan, Canada, and areas located in the North Sea. As of December 31, 2011, we are actively engaged in exploration activities within the Spyglass Property, located in Divide County, North Dakota, within the Benrude Property, located in Roosevelt County, Montana and within the Hardy Property, located in southeastern Saskatchewan, Canada. In addition, we own undeveloped acreage interests in the Glacier Prospect, located in Toole County, Montana, the Sidney North Prospect, located in Richland County, Montana and the West Spyglass Prospect, located in an area adjacent to our Spyglass Property in Divide County, North Dakota and Sheridan County, Montana.

Our current operations consist of nine full-time employees and one paid consultant, who provides land management services on a contract basis.

Oil & Gas Wells

As of December 31, 2011, the Company has elected to participate in the drilling of 28 wells within the Spyglass Property. The Company’s consolidated working interests in these wells ranges from 0.03% to 35.49%. The Spyglass Property is evaluated for impairment annually. There were no impairments evident as of December 31, 2011.

A summary of the Company’s working interest in the Spyglass wells and the status of each well as of December 31, 2011 is as follows:

Well Name	Operator	Working Interest	Actual or Anticipated Spud Date	Current Status
Aarestad 4-34H-160N-97W	North Plains Energy, LLC	0.63%	November 1, 2010	Producing
Adams 2-18H	SM Energy	18.52%	April 20, 2012	Waiting to spud
Bagley 4-30H-163N-100W	SM Energy Company	3.87%	April 3, 2011	Producing
Blazer 2-11-163N-98W	Samson Resources Company	0.94%	February 12, 2011	Producing
Christianson 15-12	American Eagle	35.49%	January 11, 2012	Completing
Cody 16-11	American Eagle	31.20%	March 22, 2012	Drilling
Coplan	American Eagle	12.86%	April 25, 2012	Waiting to spud
Denali 13-21-163N-98W	Samson Resources Company	0.03%	December 23, 2010	Producing
Gerhardsen 1-10H-160N-97W	Continental Resources, Inc.	2.37%	January 12, 2011	Producing
Gulbranson 2-11H-	SM Energy	11.34%	May 25, 2012	Waiting to spud
Jurasin 32-29	Crescent Point Energy	0.61%	October 15, 2011	Shut-in
Lancaster 2-1-162N-101W	Crescent Point Energy	6.23%	July 1, 2011	Completing

Well Name	Operator	Working Interest	Actual or Anticipated Spud Date	Current Status
Legaard 4-25H-163N-101W	SM Energy Company	3.69%	July 19, 2011	Producing
Montclair 1-12	Samson Resources Company	1.60%	November 7, 2011	Producing
Mustang 7-6-163N-98W	Samson Resources Company	0.32%	April 25, 2011	Producing
Nielsen 1-12H-160N-97W	Continental Resources, Inc.	0.46%	December 21, 2010	Producing
Nomad 6-7-163N-99W	Samson Resources Company	14.47%	October 26, 2011	Producing
Olson 15-22	Baytex Energy USA	0.78%	August 11, 2011	Producing
Reistad 1-1-162N-102W	Murex Petroleum Corporation	8.62%	February 28, 2011	Waiting on completion
Ridgeway 25-36-163N-101W	Crescent Point Energy	1.88%	August 15, 2011	Shut-in
Riede 4-14H-163N-100W	SM Energy Company	0.34%	January 30, 2011	Producing
Thomte 8-5-163N-99W	Samson Resources Company	3.18%	August 22, 2011	Producing
Titan 36-25	Samson Resources Company	0.81%	October 8, 2011	Producing

Well Name	Operator	Working Interest	Actual or Anticipated Spud Date	Current Status
Torgeson 1-15H-163N-100W	SM Energy Company	4.38%	March 6, 2011	Producing
Wolter 1-28H-163N-100W	SM Energy Company	1.30%	November 27, 2010	Producing
Wolter 13-9H-163N-100W	SM Energy Company	5.92%	June 26, 2011	Producing
Wolter 15-8	SM Energy	1.54%	November 20, 2011	Producing
Yukon 12-1-163N-98W	Samson Resources Company	1.25%	February 28, 2011	Producing

Well Summary

The following tables summarize the Company’s wells and drilling activity for the years ended December 30, 2011 and 2010:

	December 31, 2011		December 31, 2010
	U.S.	Canada	U.S.	Canada
Gross exploratory wells:
Beginning of period	-	-	-	-
Purchased / acquired	-	-	-	-
Drilled	-	-	-	-
Abandoned	-	-	-	-
End of period	-	-	-	-

Gross development wells:
Beginning of period	-	1.00	-	-
Purchased / acquired	-	-	-	1.0
Drilled	21.00	1.00	-	-
Abandoned	-	-	-	-
End of period	21.00	2.00	-	1.0

	December 31, 2011		December 31, 2010
	U.S.	Canada	U.S.	Canada
Net exploratory wells:
Beginning of period	-	-	-	-
Purchased / acquired	-	-	-	-
Drilled	-	-	-	-
Abandoned	-	-	-	-
End of period	-	-	-	-

Net development wells:
Beginning of period	-	1.00	-	-
Purchased / acquired	-	-	-	1.00
Drilled	0.50	0.75	-	-
Abandoned	-	-	-	-
End of period	0.50	1.75	-	1.00

The Company did not drill any dry exploratory or developmental wells during the years ended December 31, 2011 and 2010.

Acquisition of AEE Inc.

On February 23, 2011, we announced our intention to pursue a merger with AEE Inc. On April 8, 2011, we entered into a definitive merger agreement (that was amended on September 28, 2011, to extend the termination date), pursuant to which we formed a wholly-owned subsidiary into which AEE Inc. was merged. On December 20, 2011, we consummated the final steps in the merger transaction and trading of the common stock of the combined company commenced. The relevant documents for the merger were filed with the Secretary of State of Nevada effective November 30, 2011.

The ratio of stockholdings between the companies at the closing of the merger, exclusive of any then-outstanding options, was approximately 80% to the legacy stockholders of AEE Inc. and 20% to our legacy stockholders. Despite the fact that AEE Inc.’s legacy stockholders held approximately 80% of the Company’s outstanding shares immediately following the merger, other factors present in the structure of the transaction resulted in the Company being determined to be the legal and acquiring entity. We completed the registration of the common stock that we issued to the legacy stockholders of AEE Inc. with the Securities and Exchange Commission on November 11, 2011.

Results of Operations for the Year Ended December 31, 2011 vs. 2010

The following discussion regarding the results of our operations for the years ended December 2011 and 2010 focuses solely on the stand-alone operations of American Eagle Energy Corporation and our wholly owned subsidiary, EERG Energy ULC. The consolidated results of operations for AEE Inc. for the period January 1, 2011 through December 20, 2011, the date of our merger, are excluded from our reportable 2011 results of operations due to accounting rules applicable to business combinations.

We recognized net income of $4,453,901 for the year ended December 31, 2011, compared to net earnings of $2,884,491 for the year ended December 31, 2010. Our basic and diluted earnings per share for the year ended December 31, 2011 was $0.49 and $0.37, respectively, compared to $0.31 and $0.30 for the year ended December 31, 2010, respectively. The 2010 earnings per share figures have been adjusted to reflect the effects of the 1.0-to-4.5 reverse stock split that occurred in December 2011. A discussion of the key components of our statements of operations and material fluctuations for the years ended December 31, 2011 and 2010 is provided below.

Revenues associated with the sale of oil and gas totaled $864,918 for the year ended December 31, 2011, compared to $207,788 for the year ended December 31, 2010. A comparison of the 2011 and 2010 oil sales is as follows:

•	In March 2010, we acquired a 100% working interest in approximately 4,680 net acres located in southeastern Saskatchewan, Canada (the “Hardy Property”). The acquired acreage contained one existing oil well (the “Hardy 7-9 well”) that was shut-in due to mechanical issues. In June 2010, we exchanged half of our working interest in the Hardy Property with AEE Inc. in exchange for a 50% working interest in certain unproved acreage located in the Spyglass Property. During August 2010, AEE Inc. and we completed a workover and recompletion of the Hardy 7-9 well. The well was returned to production in September 2010. The Hardy 7-9 well has produced on and off during the year ended December 31, 2011. In January 2011, the well encountered mechanical problems and was taken off of production due to a parted rod string. The well was repaired and returned to production in March 2011. The well went off of production in mid-April due to mechanical issues. The well bore was repaired in May 2011; but, the well remained shut-in through June 30, 2011 due to inclement weather conditions and widespread flooding in the area. The Hardy 7-9 was returned to production in July 2011 and produced oil during five of the last six months of 2011.

•	In May 2011, we drilled and cased the Hardy 4-16 well, a second well on the Hardy Property. The Hardy 4-16 well was subsequently fracture stimulated and put on production in mid-September 2011.

•	Oil sales from our Hardy wells, net of royalty interests payable to royalty interest holders, totaled $462,482 for the year ended December 31, 2011 versus $133,303 for the comparable period in 2010.

•	During 2011, we began recognizing revenues from our various working interests in a number of wells located within the Spyglass Property. Revenues related to Spyglass wells totaled $402,436 for the year ended December 31, 2011. No such revenue was recognized during 2010. The majority of our 2011 Spyglass oil sales is attributable to the Torgeson 1-15, the Bagley 4-30, the Wolter 1-28 and the Gerhardsen 1-10 wells, which contributed $152,776, $83,799, $75,764 and $65,039 in oil sales, respectively. The Torgeson 1-15, Bagley 4-30 and Wolter 1-28 wells are operated by SM Energy Company. The Gerhadsen 1-10 well is operated by Continental Resources, Inc.

•	During the first quarter of 2010, we recognized revenues totaling $74,485 related to our 5% overriding royalty interests in certain properties located in Saskatchewan, Canada. We sold our overriding royalty interests to Ryland Oil Corporation (“Ryland”) in March 2010. Accordingly, we did not recognize any such overriding royalty revenues during 2011.

Oil and gas operating expenses totaled $535,498 for the year ended December 31, 2011 compared to $141,481 for the same period in 2010. We acquired a 50% working interest in the Hardy 7-9 well in April 2010. At that time, the well was shut-in due to mechanical issues. After recompleting the well, the well was returned to production in September 2010 and continued to produce for the remainder of 2010. The Hardy 7-9 encountered a broken rod string in January 2011 and produced off and on throughout 2011 due to mechanical issues and weather related delays. Lease operating expenses associated with the Hardy 7-9 well totaled $265,471 for the year ended December 31, 2011, compared to $141,481 for the year ended December 31, 2010.

In July 2011, we drilled the Hardy 4-16 well, which is an offset well to the Hardy 7-9 well. The Hardy 4-16 well was completed and put on production in September 2011. Lease operating expenses associated with the Hardy 4-16 well totaled $175,083 for the year ended December 31, 2011.

Also in 2011, we began recognizing lease operating expenses related to our working interests in a number of non-operated wells located within the Spyglass Property. Lease operating expenses associated with these wells totaled $23,116 for the year ended December 31, 2011.

General and administrative expenses totaled $2,148,126 for the year ended December 31, 2011, compared to $1,352,732 for the year ended December 31, 2010. The net increase is primarily due to the following:

•	Salaries and related payroll expenses totaled $327,211 for the year ended December 31, 2011, compared to $581,799 for the prior year. The decrease is due to our termination of the employment agreements of our then-CFO and then-Vice President of Engineering in November 2010. Thereafter, between January and August 2011, our former CFO provided accounting services to us on a contract basis. As such, fees paid to our former CFO are included in Professional Fees for the year ended December 31, 2011 versus payroll costs in 2010. In September 2011, we rehired our former CFO on a permanent, employee basis. This individual was renamed as our CFO effective January 1, 2012.

•	For the year ended December 31, 2011, we paid employment and performance related bonuses totaling $196,500 to members of our management and operational teams, in recognition of the successful acquisition of, and merger with, AEE Inc. Performance bonuses for the year ended December 31, 2010 totaled $31,100.

•	We incurred legal fees totaling $637,707 during the year ended December 31, 2011, the majority of which related to our acquisition of AEE Inc. Legal fees for the year ended December 31, 2010 totaled $268,704 and primarily related to a proposed merger with Ryland. The merger with Ryland was never completed.

•	We also incurred consulting fees totaling $171,417 during the year ended December 31, 2011, the majority of which related to business valuation services obtained in connection with our proposed merger with AEE Inc. Consulting fees for the year ended December 31, 2010 totaled $61,423 and consisted of fees associated with the obtaining of a fairness opinion related to our contemplated merger with Ryland in March 2010. As stated previously, the merger with Ryland was never completed.

•	Accounting fees for the year ended December 31, 2011 totaled $169,993, compared to $58,301 for the year ended December 31, 2010. The increase is primarily due to additional auditing services obtained in connection with our merger with AEE Inc. and related SEC filings, as well as fees incurred as a result of outsourcing all accounting related activities between January and August, 2011.

•	In December 2011, we granted 975,000 stock options to members of our management and operational teams, as well as two directors and one independent contractor. As a result, we recognized stock-based compensation expense of $30,614 for the year ended December 31, 2011. The remaining value of the options, as calculated using the Black-Scholes Pricing Model will be amortized over the remaining five-year life of the stock options. We did not recognized any stock-based compensation expense during the year ended December 31, 2010, as all outstanding options at that time had fully vested prior to January 1, 2010.

•	In September 2010, we recorded several one-time adjustments to remove various long-standing account balances that were no longer deemed necessary. The effect of these adjustments was a reduction of general and administrative expenses for the year ended December 31, 2010 by $43,101. No such adjustments were recorded during the year ended December 31, 2011.

•	Travel and entertainment related expenses increased from $12,705 for the year ended December 31, 2010 to $32,764 for the year ended December 31, 2011, primarily as a result of increased travel related to merger and property sales negotiations.

•	The majority of our transactions related to our Hardy Property are transacted in Canadian Dollars. During the year ended December 31, 2011, we recognized foreign exchange losses totaling $17,886 relating to currency fluctuations between the US Dollar and the Canadian Dollar. We recognized foreign exchange losses of $24,104 during the year ended December, 2010.

•	In May 2011, we paid fees totaling $17,595 to a certain director as compensation for serving on the Special Committee that was formed to review the proposed merger transaction with AEE Inc. This is the only time that we have ever compensated any of our directors through a cash payment.

•	In July 2011, we entered into an agreement with a third party to provide expanded press release services. Expenses related to investor relations totaled $31,380 for the year ended December, 2011 compared to $3,340 for the corresponding period in 2010.

•	Fees paid to our transfer agent totaled $36,160 for the year ended December 31, 2011, compared to $1,580 for 2010. The increase is primarily due to the distribution of informational materials related to our acquisition of AEE Inc.

•	Filing fees for the year ended December 31, 2011 increased by $13,726 from the same period in 2010 due to additional filings that were required in connection with our acquisition of AEE Inc.

•	Land management fees for the year ended December 31, 2011 totaled $72,733 compared to $80,333 for the year ended December 31, 2010.

•	For the period from June 1, 2011 through the date of the merger, we sublet a portion of our office space to AEE Inc. In addition, we entered into an agreement to extend the lease on our office space effective October 1, 2010 at a lower monthly rate than we were paying previously. As a result, net office rent expense for the year ended December 31, 2011 decreased by $13,820 from the corresponding period in 2010.

Depletion expense related to the Hardy 7-9 and Hardy 4-16 wells totaled $89,185 for the year ended December 31, 2011, compared to $104,350 for the prior year. Despite an increase to our amortizable cost basis associated with the Hardy Property and the fact that oil sales volumes increased from 2010 to 2011, depletion expense decreased due to the fact that proved reserves as of December 31, 2011 greatly exceed our proved reserves as of the end of 2010. Thus, our depletion rate for 2011 is significantly lower than the prior year rate. Further, depreciation expense declined from $48,933 for the year ended December 31, 2010 to $7,603 for the year ended December 31, 2011, as the majority of our leasehold improvements and office equipment became fully depreciated at the end of 2010.

In April 2010, we sold our gross overriding royalty interest in approximately 264,000 net acres within an area of mutual interest located in southeastern Saskatchewan to Ryland. In addition to cash consideration totaling $2.9 million, we received 2,145,883 shares of Ryland’s common stock, which were valued at approximately $874,973 as of the date of sale, and an assignment of Ryland’s 100% working interest in the Hardy Property (approximately 4,680 net acres located in Saskatchewan and related equipment). At the time of the sale, the Hardy Property had an estimated fair market value of $238,681. We recognized a gain in the amount of $4,735,253 during the year ended December 31, 2010 related to the sale.

Also in April 2010, we sold our working interest in approximately 700 net acres located within the Pebble Beach prospect to Ryland’s wholly-owned subsidiary, Rover Resources Inc., for cash consideration totaling $1 million. Because the sale represented a significant reduction of the full-cost pool that is not subject to amortization, we reallocated the costs of the pool among the properties included within the pool based on relative fair market value at the time of the sale. We recognized a $509,934 gain on the sale of the Pebble Beach acreage during the year ended December 31, 2010.

In June 2010, Crescent Point Energy Corp. (“Crescent Point”) acquired Ryland. As a result, the 2,145,883 shares of Ryland’s common stock that we acquired in connection with the sale of our gross overriding royalty interests to Ryland, were exchanged for 25,107 shares of Crescent Point’s common stock. Dividend income for the year ended December 31, 2011 totaled $69,822, compared to $23,759 for the year ended December 31, 2010.

In May 2011, we sold half of our working interest in our Spyglass Property to a third party. The sale was completed via a series of three scheduled closings. Net proceeds from the sale totaled $3,823,963, of which $46,170 was receivable as of December 31, 2011. At the time of the sale, the Spyglass Property represented the only unproven prospect included in the portion of our full-cost pool that is not subject to amortization. After applying a portion of the sales proceeds to fully reduce the non-amortizable portion of our full cost pool, we recognized a gain in the amount of $3,072,377. During the third quarter of 2011, we reassigned the Spyglass Property from the non-amortizable full-cost pool to the full-cost pool that is subject to amortization, as the Spyglass Property was identified as containing proved reserves.

Also in May 2011, we sold a portion of our working interest in the Pebble Beach Property for net cash consideration totaling $227,079. Because the sale did not represent the disposal of a significant percentage of the portion of our full-cost pool that is subject to amortization, 100% of the net proceeds received were recorded as a reduction of the full-cost pool.

In June 2011, we, along with our then working interest partner, AEE Inc., began acquiring mineral leases in an area we call the West Spyglass Prospect. In December 2011, we sold 75% of our working interest in the West Spyglass Prospect. Net proceeds from the sale totaled $5,456,548. At the time of the sale, the West Spyglass Prospect represented the only unproven prospect included in the portion of our full-cost pool that is not subject to amortization. After applying a portion of the sales proceeds to fully reduce the non-amortizable portion of our full-cost pool, we recognized a gain in the amount of $3,332,737.

Also in December 2011, we sold a portion of our working interest in additional Pebble Beach Property for net cash consideration totaling $1,889,974. Because the sale did not represent the disposal of a significant percentage of the portion of our full-cost pool that is subject to amortization, 100% of the net proceeds received were recorded as a reduction of the full-cost pool.

We recognized Canadian income tax expense totaling $892,112 during the year ended December 31, 2010 in connection with our sale of certain gross overriding royalties to Ryland. We did not recognize any US income tax expense in 2010 as all of our taxable income was offset by net operating losses (”NOL’s) that were carried forward from prior years. We recognized US income tax expense of $99,291 for the year ended December 31, 2011. All of our remaining US NOL’s were fully utilized during the year ended December 31, 2011.

Liquidity and Capital Resources

As of December 31, 2011, our assets totaled $40,041,223, which included, among other items, cash balances totaling $12,151,309, trade receivables totaling $3,105,079, amounts due from our working interest partner, Passport Energy Ltd., totaling $314,521, and marketable securities valued at $1,254,434. Our working capital as of December 31, 2011 was $5,920,991, compared to $2,527,606 as of December 31, 2010.

We did not have any outstanding bank debt, loans or notes payable as of December 31, 2011 or December 31, 2010.

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

Litigation

As of December 31, 2011, we are not subject to any known or threatened litigation.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 8. Financial Statements and Supplementary Data.

Our financial statements required to be included in Item 8 are set forth in the Index to Financial Statements on page F-1 of this Annual Report.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On November 25, 2011, we dismissed Kelly & Company as our principal accountant. The report of Kelly & Company on our financial statements for the fiscal year ended December 31, 2010 did not contain an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles. We engaged Hein & Associates LLP (“Hein & Associates”) as our new principal accountant effective as of November 28, 2011. The decision to change accountants was recommended and approved by our board of directors.

During the fiscal years ended December 31, 2011 and 2010, and the subsequent interim period through November 25, 2011, the date of dismissal, there were no disagreements with Kelly & Company on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreement(s), if not resolved to the satisfaction of Kelly & Company, would have caused them to make reference to the subject matter of the disagreement(s) in connection with their report, nor were there any reportable events as defined in Item 304(a)(1)(iv) of Regulation S-K.

We engaged Hein & Associates as our new independent accountant as of November 28, 2011. During the fiscal years ended December 31, 2011 and 20010, and the subsequent interim period through November 25, 2011, we did not, nor did anyone on our behalf, engage Hein & Associates regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any matter that was either the subject of a “disagreement” or a “reportable event,” both as such terms are defined in Item 304 of Regulation S-K.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2011.  Based on this evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, during the period and as of the end of the period covered by this Annual Report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

Our Principal Executive Officer and Principal Financial Officer do not expect that our disclosure controls and procedures will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met.  Further, the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Report on Internal Control Over Financial Reporting

Our internal controls over financial reporting are designed by, or under the supervision of our Principal Executive Officer and Principal Financial Officer or persons performing similar functions, and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention of, or timely detection of, unauthorized acquisition or disposition of our assets that could have a material effect on the financial statements.

Our management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2011, there were no changes in our internal controls or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth information concerning current executive officers and directors as of the date of this Annual Report:

Name	Age	Position(s)
Richard Findley	59	Director (Chairman of the Board)
Bradley M. Colby	55	President, Chief Executive Officer, Treasurer and Director
Kirk A. Stingley	46	Chief Financial Officer
Thomas Lantz	59	Chief Operating Officer
John Anderson	47	Director
Andrew P. Calerich	47	Director
Paul E. Rumler	58	Director and Secretary

Richard (“Dick”) Findley – Mr. Findley was appointed as our Chairman of the Board of Directors immediately following the closing of the 2011 Merger. Prior to the closing of the 2011 Merger and since December 14, 2009, he served as AEE Inc.’s President, Secretary, and Treasurer, and as its sole director. Mr. Findley is a geologist engaged in exploration for oil and gas. His 35-year career began in February 1975 with Tenneco Oil Company, located in Denver, Colorado, and continued with Patrick Petroleum, located in Billings, Montana, in January 1978. Mr. Findley formed Prospector Oil, Inc. in September 1983 to build an independent company working within the Williston Basin and Northern Rockies. He served as Chairman of the Board for Ryland, a company engaged in Bakken exploitation in Saskatchewan and North Dakota, from June 2007 until November 2007 and he served as a board member for RPT Uranium Inc. from July 2008 until June 2009. From October 19, 2010 to March 12, 2012, Mr. Findley served as an Executive Director of Passport, a Canadian resources company traded on the Canadian National Stock Exchange.

Mr. Findley has been credited with the discovery of Elm Coulee Field, which has been ranked as the 23rd largest oil field in terms of liquid proved reserves in the United States and is also the analogy for the Bakken Play in Montana, North Dakota, and Canada. His story has been featured in the Wall Street Journal, and the Canadian National Post, as well as other international papers in Italy and the Netherlands. He has also been the subject in oil and gas trade journals, including the American Oil and Gas Reporter, Petroleum Intelligence Weekly , and the AAPG Explorer magazine.

Mr. Findley holds a BS (1973) and an MS (1975) from Texas A&M University. He was awarded a Tenneco Fellowship Grant from 1973 to 1975 and received a best paper award – Third Place, Gulf Coast Association of Geological Societies in 1973. He also received the Michel T. Halbouty Fellowship in 1974. In December 2006, Texas A&M awarded him the Michel Halbouty Medal for distinguished achievement in geosciences and earth resources exploration development and conservation following the discovery of Elm Coulee. Mr. Findley has been a member of the American Association of Petroleum Geologists since 1974 and received its “Outstanding Explorer Award” in 2006 for his discovery of Elm Coulee Field.

Bradley M. Colby – Mr. Colby was appointed as our President, Chief Executive Officer, and Treasurer and as one of our directors on November 4, 2005. From November 2010 until January 1, 2012, he also served as our Chief Financial and Accounting Officer. For the four years prior to joining us, Mr. Colby was a principal at Westport Petroleum, Inc., where he bought and sold producing properties for his own account. Mr. Colby received a BS in Business-Minerals Land Management from the University of Colorado in 1979 and studied petroleum engineering at the Colorado School of Mines.

Kirk A. Stingley – Mr. Stingley was appointed as our Chief Financial Officer on January 1, 2012, having served in that capacity from June 2, 2008, to November 1, 2010. From January 1, 2011 to August 31, 2011, Mr. Stingley provided financial consulting services to us on an independent basis; effective September 1, 2011, he recommenced his status as a full-time employee.  During November and December 2010, Mr. Stingley was employed as the Corporate Controller for MicroStar Keg Management LLC.  Between January and May 2008, Mr. Stingley was employed by Adam James Consulting, where he provided accounting consulting services.  During the preceding four years, from December 2003 to January 2008, he served as the Director of Internal Audit and as Director of Online Operations for The Sports Authority, Inc.  Mr. Stingley began his career with Coopers & Lybrand in Houston, Texas and Denver, Colorado, where he provided auditing and consulting services to a number of private and publicly traded companies, whose principle activities involved the exploration, development, and operation of oil and gas properties.  Subsequent to leaving public accounting, Mr. Stingley served as the Director of Accounting Services for Jefferson Wells International, a regional financial consulting firm, where he provided accounting and financial related services to various oil and gas related entities.  Mr. Stingley holds an active CPA license in Colorado.

Thomas G. Lantz – Mr. Lantz was appointed as our Chief Operating Office immediately following the closing of the 2011 Merger. Prior to the closing of the 2011 Merger and since June 2010, he had served as AEE Inc.’s Vice President of Operations. During his 30-year professional career and immediately prior to his affiliation with AEE Inc., he served as VP of Operations for a wholly-owned subsidiary of Ryland. From 1998 through 2006, Mr. Lantz was an Asset Manager for Halliburton Energy Services, during which time he led the efforts for several development programs for Halliburton’s clients, including the initial development of the Elm Coulee oil field. In that capacity, he and his team designed the technology for combining fracture stimulation in horizontal well bores, which advancement in technology was the key to unlocking the economic development of the Elm Coulee Field. This technology is being applied worldwide in other unconventional reservoirs in both gas and oil. Mr. Lantz also served as U.S. Operations Manager for Enerplus Resources (USA) Corporation after it acquired a major interest in the Elm Coulee Field from Lyco Oil Corporation. His expertise is reservoir and completion engineering. His recent work has been focused on development of unconventional resource plays in the Rockies, including the Bakken, Three Forks, Wasatch, and Mesaverde Formations. Mr. Lantz received a BS in Chemical Engineering from University of Southern California and engaged in graduate studies at Colorado State University in Mechanical Engineering. From October 5, 2010 to March 17, 2012, he served on the board of directors of Passport.

John Anderson – Mr. Anderson was appointed as one of our directors on November 4, 2005. From December 1994 to the present, he has served as President of Axiom Consulting Partners, a personal consulting and investing company primarily involved in capital raising for private and public companies in North America, Europe, and Asia. Mr. Anderson is the founder and General Partner of Aquastone Capital Partners LLC, a New York-based private gold and special situations fund and serves as the President of Purplefish Capital Ltd., which specializes in financial consulting with small-to mid-cap companies in the resource sector. Mr. Anderson received a BA from University of Western Ontario. He serves as a director or an executive officer of a number of publicly traded natural resources companies with operations around the world:

•	Blue Note Mining Inc. (TSX – Venture Exchange), a gold company in Quebec, Canada – director since August 2009.
•	Cadan Resources Corp. (TSX – Venture Exchange), a gold and copper producing company operating in the Philippines – director since February 2007, becoming the Chairman of the Board in January 2010 and its Executive Chairman in October 2010.
•	Dawson Gold Corporation (TSX – Venture Exchange), a mineral exploration company – director since March 2008.
•	Huakan International Mining, Inc. (TSX – Venture Exchange), a gold and exploration company in British Columbia, Canada and Washington State – director since June 2010.
•	Northern Freegold Resources Ltd. (TSX – Venture Exchange), a gold exploration and development company in Yukon, Canada – director since January 2010.
•	Passport Energy Ltd. (Canadian National Stock Exchange), a Canadian natural resources company – director since September 2009.
•	Simba Gold Corp. (TSX – Venture Exchange), a company developing gold projects in Rwanda – director since January 2009 and serves as interim Chief Executive Officer.
•	Soho Resources Corp. (TSX – Venture Exchange), a mining company in Mexico – director since November 2010.
•	Sona Resource Corp. (TSX – Venture Exchange), a mine development company – director since June 2006.

•	Strategic Resources Ltd. (Other OTC), a Nevada company in the business of exploring, acquiring and developing advanced precious metals and base metal properties – President, Chief Executive Officer, Secretary and Treasurer and a director since May 2004.
•	Wescorp Energy, Inc. (OTC Bulletin Board), an oil and gas operations solution and engineering company – director between October 2001 and May 2009, Secretary and Treasurer from April 2003 to May 2009 and President and Chief Executive Officer between March 2003 and May 2004.

Andrew P. Calerich – Mr. Calerich was appointed as one of our directors on February 21, 2012. From July 2003 until its merger into Hess Bakken Investments I Corporation (a wholly-owned subsidiary of Hess Corporation) in December 2010, he held various positions, including president, chief financial officer, and director of American Oil & Gas Inc. Prior to the merger, American Oil & Gas Inc. was a publicly traded independent oil and gas exploration and production company that was engaged in the acquisition of oil and gas mineral leases and the exploration and development of crude oil and natural gas reserves and production, most recently in the Williston Basin of North Dakota and Montana. Since the merger, he has been on sabbatical from full-time employment. During his 20-year professional career, Mr. Calerich has served public companies engaged in upstream oil and gas businesses in a variety of capacities, most recently (January 2011) becoming an independent director for Earthstone Energy, Inc., a Delaware corporation, whose common stock is traded on the NYSE Amex tier. Earthstone is primarily engaged in the exploration, development, and production of oil and natural gas properties, whose operating activities are concentrated in the North Dakota and Montana portions of the Williston basin, the southern portions of Texas, onshore portions of the Gulf Coast, and the Denver-Julesburg basin of Colorado. From August 2006 through September 2007, he served as a Director with Falcon Oil & Gas, Ltd. (TSXV). Mr. Calerich holds an inactive Certified Public Accountant license and earned BS degrees in both Accounting and Business Administration at Regis College, in Denver.

Paul E. Rumler – Mr. Rumler was appointed as one of our directors on July 26, 2007, and he became our corporate Secretary on October 22, 2007. Mr. Rumler also served as the sole member of our Special Committee that reviewed and evaluated the transactions that ultimately became the 2011 Merger. For more than the preceding five years, Mr. Rumler has been the principal shareholder and the managing shareholder at Rumler Tarbox Lyden Law Corporation, PC, in Denver, Colorado. He is a business attorney, whose areas of practice include general corporate and business planning matters and mergers and acquisitions, primarily in the closely held market place. Mr. Rumler is also a shareholder and a member of the board of directors of Stargate International, Inc., a manufacturer located in the Denver, Colorado, metropolitan area.

There are no family relationships among any of our directors, executive officers, or key employees.

Messrs. Anderson, Calerich, and Rumler are independent directors. The determination of independence of directors has been made using the definition of “independent director” contained in Section 803A of the NYSE Amex LLC Company Guide. All directors have participated in the consideration of director nominees. We do not have a policy with regard to attendance at board meetings. Our board of directors held 2 formal meetings during the year ended December 31, 2011, at which each then-elected director was present. All other proceedings of our board of directors were conducted by resolutions consented to in writing by all of the directors and filed with the minutes of the proceedings of our directors.

We do not have a policy with regard to consideration of nominations of directors. Nominations for directors are accepted from our security holders. There is no minimum qualification for a nominee to be considered by our directors. All of our directors will consider any nomination and will consider such nomination in accordance with his or her fiduciary responsibility to us and our stockholders.

Security holders may send communications to our board of directors by writing to American Eagle Energy Corporation, 2549 West Main Street, Suite 202, Littleton, Colorado 80120, attention: Board of Directors or to any specified director. Any correspondence received at the foregoing address to the attention of one or more directors is promptly forwarded to such director or directors.

Committees

Prior to the consummation of the 2011 Merger, we did not have standing audit, nominating, or compensation committees of our board of directors, or committees performing similar functions; our board of directors performed such functions. Our common stock is not currently listed on any national exchange and we are not required to maintain such committees by any self-regulatory agency. Prior to the 2011 Merger, we did not believe it was necessary for our board of directors to appoint such committees because the volume of matters that historically came before our board of directors for consideration permitted each director to give sufficient time and attention to such matters to be involved in all decision making. Following consummation of the 2011 Merger, our board of directors established three committees: the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee.

Audit Committee

Following consummation of the 2011 Merger and in connection with a potential listing of our common stock on the NYSE Amex, we established an Audit Committee in order to comply with the NYSE Amex rules, on which Messrs. Anderson, Calerich, and Rumler currently serve. Messrs. Anderson, Calerich, and Rumler each qualifies as an “independent director” within the meaning of Section 803A of the NYSE Amex LLC Company Guide and Rule 10A-3 under the Exchange Act. The Audit Committee is responsible for oversight of the integrity of the Company’s financial statements, the selection and retention of our independent registered public accounting firm, review of the scope of their audit function, and review of the audit reports rendered by them. The Audit Committee is not responsible for conducting audits, preparing financial statements, or the accuracy of any financial statements or filings, all of which remain the responsibility of management and our independent registered public accounting firm. Our board of directors has designated Mr. Calerich as the Audit Committee’s named financial expert as defined in Section 407 of the Sarbanes-Oxley Act and the SEC rules under that statute. Mr. Calerich’s biography is available on page 31. The charter of the Audit Committee may be found on our website (www.americaneagleenergy.com).

Compensation Committee

Following consummation of the 2011 Merger and in connection with a potential listing of our common stock on the NYSE Amex, we established a Compensation Committee, on which Messrs. Anderson, Findley, and Rumler currently serve. The Compensation Committee is responsible for reviewing and approving our goals and objectives relevant to compensation, evaluating the performance of our senior executive officers (including our Chief Executive Officer) with respect to such goals and objectives, approving the compensation of our senior executive officers (including our Chief Executive Officer), and overseeing our compensation and benefits policies. The charter of the Compensation Committee may be found on our website (www.americaneagleenergy.com).

Nominating and Corporate Governance Committee

Following completion of the 2011 Merger and in connection with a potential listing of our common stock on the NYSE Amex, we established a Nominating and Corporate Governance Committee, on which Messrs. Anderson, Findley, and Rumler currently serve. The Nominating and Corporate Governance Committee is responsible for recommending corporate governance principles and a code of conduct and ethics to our board of directors, overseeing adherence to the corporate governance principles adopted by our board of directors, recommending policies for compensation of directors, recommending criteria and qualifications for new directors, and recommending individuals to be nominated as directors and committee members. This function includes evaluation of new candidates, as well as evaluation of then-current directors.

The Nominating and Corporate Governance Committee will consider nominees recommended by our stockholders. A stockholder’s recommendation must be submitted in writing to: Nominating and Corporate Governance Committee, American Eagle Energy Corporation, 2459 W. Main Street, Suite 202, Littleton, Colorado 80120. The recommendation should include the nominee’s name and biography. The Nominating and Corporate Governance Committee may also require a candidate to furnish additional information regarding his or her eligibility and qualifications. The charter of the Nominating and Corporate Governance Committee may be found on our website (www.americaneagleenergy.com).

Compensation Committee Interlocks and Insider Participation

Historically, our board of directors has performed the functions of a compensation committee. With the exception of Mr. Colby, none of the current members of our board of directors is an employee or officer of ours. None of our officers or employees serve as a member of our newly-formed Compensation Committee.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires officers, directors and persons who own more than 10% of any class of our securities registered under Section 12(g) of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2011, or with respect to such fiscal year, all Section 16(a) filing requirements were met.

Code of Ethics

We adopted a Code of Conduct and Ethics that applies to all of our directors, executive officers, and employees. A copy of our Code of Conduct and Ethics is available on our website (www.americaneagleenergy.com) and is also available free of charge by writing to: Investor Relations, American Eagle Energy Corporation, 2459 W. Main Street, Suite 202, Littleton, Colorado 80120. Our Nominating and Corporate Governance Committee is responsible for the review and oversight of our ethical policies. Our management believes our Code of Conduct and Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely, and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the Code. Our board of directors must approve an amendment, exception, or waiver to the Code of Conduct and Ethics with respect to a director or an executive officer; the Nominating and Corporate Governance Committee must approve the same with respect to any other employee. In addition, a description of any exception, amendment, or waiver to the Code of Conduct and Ethics with respect to the Chief Executive Officer, Chief Financial Officer, our principal accounting officer, controller, or persons performing similar functions will be posted on our website within four business days following the date of such exception, amendment, or waiver.

Item 11. Executive Compensation.

We have not regularly compensated our directors in cash for their service as members of our board of directors. However, during 2011, Mr. Rumler received a payment of $11,786 in connection with his service as the sole member of the special committee of our board of directors that was formed specifically to review and evaluate the transactions that ultimately became the 2011 Merger. We do reimburse our directors for reasonable expenses in connection with attendance at board meetings and, commencing in 2012, have adopted a policy to compensate our directors for their attendance at our board of directors meetings.

The following table presents information concerning compensation paid to our Chief Executive Officer and our other executive officers in 2010 and 2011.

Summary Compensation Table

Name & Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Bradley M. Colby	2011	189,000	100,000	0	0	0	0	0	289,000
President, CEO, and Treasurer	2010	174,000	26,100	0	0	0	0	0	200,100
Kirk Stingley	2011	—	—	—	—	—	—	—	—
Chief Financial Officer(1)	2010	150,531	0	0	0	0	0	0	150,531
Thomas Lantz(2)	2011	10,323	0	0	0	0	0	0	10,323
Chief Operating Officer	2010	—	—	—	—	—	—	—	—

(1)	Effective January 1, 2012, we appointed Kirk Stingley as our Chief Financial Officer. Mr. Stingley previously served in that capacity for us from June 2, 2008, until November 1, 2010.

(2)	Mr. Lantz’s employment commenced on December 20, 2011, immediately following the closing of the 2011 Merger.

Narrative Disclosure to Summary Compensation Table

Compensation Philosophy

The Company’s basic objectives for executive compensation are to recruit and keep top quality executive leadership focused on attaining long-term corporate goals and increasing stockholder value.

Employment Agreements

We have entered into written employment agreements with each of our executive officers, the material terms of which are:

Officer	Compensation	Expiry Date
Bradley M. Colby	$204,000.00 per year	June 30, 2014
Thomas Lantz	$204,000.00 per year	June 30, 2014
Kirk A. Stingley	$150,000.00 per year	December 31, 2013

We may terminate In the event that we terminate Mr. Colby’s or Mr. Lantz’s employment “without cause” or such officer terminates his employment “for good reason,” as each such term is defined in his respective employment agreement, then such individual would be entitled to the following benefits: (i) payment of all accrued salary through the date of such termination, payment for all accrued, but unused, vacation, and reimbursement of all business expenses; (ii) upon the signing and delivering to us a general release of all claims against us, a severance payment equal to one times his then-current annual base salary; and (iii) continuation of group health, vision, and dental benefits in accordance with the relevant benefit plan. If, upon or within 12 months of, a “change of control,” as such term is defined in his respective employment agreement, such individual’s employment is terminated “without cause” or “for good reason,” then such individual would be entitled to the following benefits: (i) payment of all accrued salary through the date of such termination, payment for all accrued, but unused, vacation, and reimbursement of all business expenses; (ii) upon the signing and delivering to us a general release of all claims against us, a severance payment equal to two times his then-current annual base salary; and (iii) continuation of group health, vision, and dental benefits in accordance with the relevant benefit plan. If, within 60 days of a “change of control,” such individual terminates his employment for any reason other than “for good reason,” then such individual would be entitled to the following benefits: (i) payment of all accrued salary through the date of such termination, payment for all accrued, but unused, vacation, and reimbursement of all business expenses; (ii) upon the signing and delivering to us a general release of all claims against us, a severance payment equal to one times his then-current annual base salary; and (iii) continuation of group health, vision, and dental benefits in accordance with the relevant benefit plan. We may also terminate such officer’s employment “for cause,” as such term is defined in his respective employment agreement. In such event, such individual would be entitled to receive payment of all accrued salary through the date of such termination, payment for all accrued, but unused, vacation, and reimbursement of all business expenses.

In the event that we terminate Mr. Stingley’s employment “without cause” or he terminates his employment “for good reason,” as each such term is defined in his employment agreement, then he would be entitled to the following benefits: (i) payment of all accrued salary through the date of such termination, payment for all accrued, but unused, vacation, and reimbursement of all business expenses; (ii) upon the signing and delivering to us a general release of all claims against us, a severance payment of $35,000; and (iii) continuation of group health, vision, and dental benefits in accordance with the relevant benefit plan. If, upon or within 12 months of, a “change of control,” as such term is defined in his respective employment agreement, his employment is terminated “without cause” or “for good reason,” then he would be entitled to the following benefits: (i) payment of all accrued salary through the date of such termination, payment for all accrued, but unused, vacation, and reimbursement of all business expenses; (ii) upon the signing and delivering to us a general release of all claims against us, a severance payment equal to his then-current annual base salary; and (iii) continuation of group health, vision, and dental benefits in accordance with the relevant benefit plan. If, within 60 days of a “change of control,” he terminates his employment for any reason other than “for good reason,” then he would be entitled to the following benefits: (i) payment of all accrued salary through the date of such termination, payment for all accrued, but unused, vacation, and reimbursement of all business expenses; (ii) upon the signing and delivering to us a general release of all claims against us, a severance payment equal to one-half of his then-current annual base salary; and (iii) continuation of group health, vision, and dental benefits in accordance with the relevant benefit plan. We may also terminate his employment “for cause,” as such term is defined in his employment agreement. In such event, he would be entitled to receive payment of all accrued salary through the date of such termination, payment for all accrued, but unused, vacation, and reimbursement of all business expenses.

Stock Option Grants to Management

During 2011, we granted five-year options to purchase 975,000 shares of our common stock with a per-share exercise price of $1.18, 50% of which vest on December 28, 2013 and 50% of which vest on December 28, 2014, in each case subject to the grantee’s continued service as a director, officer, employee, or consultant, as applicable, through such dates. The exercise price at which these options were issued was equal to closing price of our common stock on the date of grant.

In connection with the 2011 Merger, we granted replacement options to three of our directors or executive officers to purchase 1,732,988 shares of our common stock with a per-share exercise price of $0.74, in exchange for options to purchase shares of AEE Inc. common stock that had been tendered in connection with the 2011 Merger. The replacement options expire on December 30, 2015, the same date on which the original options were set to expire.

No stock options were granted during the year ended December 31, 2010.

In December 2010, 512,889 options to purchase shares of our common stock held by former members of our management team were exercised via “net exercises”.  As a result, we issued an aggregate of 227,961 shares of our common stock to the former employees.

As of December 31, 2011, the following stock options were outstanding.

Outstanding Equity Awards at 2011 Fiscal Year-End

Outstanding Equity Awards at 2011 Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Bradley M. Colby	512,788	(1)	512,788	$0.225	10/29/2014
	658,067	(1)(2)	658,067	$0.74	12/30/2015
Kirk A. Stingley	150,000	(3)	150,000	$1.18	12/28/2016
Thomas Lantz	435,866	(2)	435,866	$0.74	12/30/2015
Richard Findley	581,152		581,152	$0.74	12/30/2015
John Anderson	158,834	(1)	158,834	$0.225	10/29/2014
	50,000	(3)	50,000	$1.18	12/28/2016
Paul E. Rumler	153,834	(1)	692,250	$0.05	10/30/2014
	250,000	(3)	250,000	$1.18	12/28/2016

(1)	All options vested 100% and were exercisable immediately upon grant.

(2)	These options were granted by the Company in exchange for options to purchase shares of AEE Inc. common stock that were tendered in connection with the 2011 Merger.

(3)	Fifty percent of the options granted on December 28, 2011, vest on December 28, 2012, and 50% of such options vest on December 28, 2013, in each event subject to the grantee’s continued service as a director or officer, as applicable, of the Company through such dates.

Consulting Agreement

We have also entered into a Consulting Agreement with Richard Findley, our Chairman. The agreement expires on June 30, 2012. We compensate Mr. Findley at the rate of $5,000 per month and reimburse him for his business expenses.

 In the event that we terminate his consultancy “without cause” or he terminates his consultancy “for good reason,” as each such term is defined in his consulting agreement, then he would be entitled to the following benefits: (i) payment of all accrued consulting fees through the date of such termination and reimbursement of all business expenses and (ii) upon the signing and delivering to us a general release of all claims against us, a payment equal to his then-current annual consulting fee. If, upon or within 12 months of, a “change of control,” as such term is defined in his consulting agreement, his consultancy is terminated “without cause” or “for good reason,” then he would be entitled to the following benefits: (i) payment of all accrued consulting fees through the date of such termination and reimbursement of all business expenses and (ii) upon the signing and delivering to us a general release of all claims against us, a severance payment equal to two times his then-current annual consulting fee. If, within 60 days of a “change of control,” he terminates his consultancy for any reason other than “for good reason,” then he would be entitled to the following benefits: (i) payment of all accrued consulting fees through the date of such termination and reimbursement of all business expenses and (ii) upon the signing and delivering to us a general release of all claims against us, a severance payment equal to his then-current annual consulting fee. We may also terminate his consultancy “for cause,” as such term is defined in his consulting agreement. In such event, he would be entitled to receive payment of all accrued consulting fees through the date of such termination and reimbursement of all business expenses.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the shares of common stock beneficially owned or deemed to be beneficially owned as of April 11, 2012 by: (i) each person known to beneficially own more than 5% of our common stock, (ii) each of our directors, (iii) our executive officers named above in the summary compensation table, and (iv) all such directors and executive officers as a group.

Except as indicated by the footnotes below, our management believes, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of our common stock that they beneficially own, subject to applicable community property laws.

In computing the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we deemed as outstanding shares of our common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 16, 2012.  We did not deem such shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

	Shares of Common	Percent of Common
	Stock Beneficially	Stock Beneficially
Name of Beneficial Owner / Management and Address	Owned (1)	Owned (1)
Bradley M. Colby (2)	3,480,258	7.49%
Kirk A. Stingley (3)	45,687	*
Thomas Lantz (4)	2,360,114	5.10%
Richard Findley (5)	2,874,510	6.19%
John Anderson (6)	962,946	2.09%
Andrew P. Calerich (7)	100,000	*
Paul E. Rumler (8)	192,398	*
All directors and executive officers as a group (7 persons) (9)	10,015,913	21.01%

Five Percent Beneficial Owner:
Steven Swanson (10)	2,840,321	6.12%

* Less than 1%

(1)	The applicable percentage ownership is based on 45,842,778 shares of common stock outstanding at April 16, 2012. The number of shares of common stock owned are those “beneficially owned” as determined under the rules of the Securities and Exchange Commission, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right.

(2)	Includes 2,373,204 shares owned by Mr. Colby and an aggregate of 449,860 shares owned by five members of his immediate family as to which he disclaims beneficial ownership of an aggregate of 359,888 shares owned of record by his spouse and three of their adult children. Also includes 657,194 shares underlying options that are exercisable within 60 days of April 16, 2012. The business address for this person is 2549 W. Main Street, Suite 202, Littleton, Colorado 80120.

(3)	The business address for this person is 2549 W. Main Street, Suite 202, Littleton, Colorado 80120.

(4)	Includes 2,226,524 shares owned by Mr. Lantz and 133,590 shares owned by his adult child as to which he disclaims beneficial ownership. Also includes 433,248 shares underlying options that are exercisable within 60 days of April 16, 2012.

(5)	Includes 2,296,847 shares held by Golden Vista Energy, LLC (“Golden Vista”). Mr. Findley is the sole member of Golden Vista and beneficially owns all of the shares held by Golden Vista. Also includes 577,663 shares underlying options that are exercisable within 60 days of April 16, 2012. The business address for this person is 27 North 27th Street, Suite 21G, Billings, Montana 59101.

(6)	Includes 153,834 shares underlying options that are exercisable within 60 days of April 16, 2012. The business address for this person is Suite 916-925 West Georgia Street, Vancouver, British Columbia V6C 3L2.

(7)	The business address for this person is PO Box 1571, Eastlake, Colorado 80614.

(8)	The business address for this person is 1777 South Harrison Street, Suite 1250, Denver, Colorado 80210.

(9)	Includes all shares and options referenced in notes 2 through 8.

(10)	We obtained this information regarding share ownership from the Schedule 13G filed February 14, 2012, by Mr. Swanson. Includes 969,507 shares owned by Mr. Swanson, 969,507 shares owned by his spouse, and 161,822 shares each owned by their two adult children, as to which 1,293,151 shares Mr. Swanson disclaims beneficial ownership. Also includes 577,663 shares underlying options that are exercisable within 60 days of April 16, 2012. The business address for this person is 5720 S. Benton Circle, Littleton, Colorado 80123.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Passport Energy Ltd.

During June 2010, each of the Company and AEE Inc. purchased 500,000 shares of common stock of Passport, then known as Covenant Resources Ltd. (“Covenant”). Attached to each share of common stock purchased was a two-year warrant to purchase an additional share at a price of CdN$0.05 per share that expires on June 23, 2012. The cash consideration paid by the Company and AEE Inc. to acquire the shares totaled $24,733 and $25,547, respectively. As of December 31, 2011, the fair-market value of our investment in Passport was $146,714, which includes the 500,000 shares of Passport common stock owned by AEE Inc.

On December 22, 2010, Passport, the Company, and AEE Inc. signed a letter of intent allowing Passport a promoted cost on two wells to earn a position in the Hardy Bakken Field in southeastern Saskatchewan, Canada. Passport agreed to pay 38.5% of the drilling, completion, and equipping costs associated with each well and fulfilling other obligations in order to earn 25.0% working interest in certain lands. The final participation agreement was entered into effective April 15, 2011 and, subsequently in May 2011, the parties successfully drilled and completed the Hardy 4-16 well.

In December 2011, we modified our farmout agreement with Passport relative to the second development well. Under the terms of the revised agreement, Passport agreed to pay 23.1% of the drilling, completion, and equipping costs associated with the Hardy 14-17 well in order to earn a 15.0% working interest in it. Collectively, we commended drilling of the Hardy 14-17 well in December 2011.

John Anderson currently serves on the board of directors of Passport. Until March 2012, Messrs. Lantz and Mr. Findley served as a director and as an Executive Director of Passport, respectively.

Synergy Resources LLC

In January 2010, AEE Inc. engaged Synergy Resources LLC, a privately-held company (“Synergy”), to provide geological and engineering consulting services. On December 14, 2010, AEE Inc. acquired from Synergy all of Synergy’s working interests and certain other contractual rights of Synergy, including farmin rights and rights in and of a potential working interest in a Bakken oil-producing field located in Richland County, Montana. The Saskatchewan Prospects consist of two Bakken exploration prospects and one Three Forks exploration prospect, all located in the Williston Basin in Southeast Saskatchewan, Canada. The Benrude Prospect consists of approximately 743 acres in Roosevelt County, Montana, on which AEE Inc. currently expects to drill a development well that it believes to be low-risk. Mr. Findley, who is currently serves as a director of the Company, and Mr. Lantz, who currently serves as Chief Operating Officer of the Company, are each a member of Synergy. Mr. Colby, who currently serves as the Chief Executive Officer and a director of the Company, has assisted Synergy and the members of Synergy in the negotiations and closings of certain transactions relevant to certain rights and interests in properties that have prospects of exploration to certain oil and gas leases, as well as all intellectual property and records held by Synergy, in each case relating to the projects and prospects identified as the “Glacier Project,” the “Elm Coulee Project,” the “Saskatchewan Prospects,” and the “Benrude Prospect.” The Glacier Project consists of three prospective areas in the emerging Alberta Bakken play located in Glacier and Toole Counties, Montana, which have been identified as the “Bakken Basin Facies,” “Bakken Northern Dome Facies,” and the “Southern Dome Facies.” In January 2011, AEE Inc. concluded negotiations to acquire working interests and other rights in approximately 60,000 net acres in these areas. The Elm Coulee Project consists of a potential working interest in a Bakken oil-producing field located in Richland County, Montana. The Saskatchewan Prospects consist of two Bakken exploration prospects and one Three Forks exploration prospect, all located in the Williston Basin in Southeast Saskatchewan, Canada. The Benrude Prospect consists of approximately 760 acres in Roosevelt County, Montana, on which the Company currently expects to drill a development well that it believes to be low-risk.

Item 14. Principal Accountant Fees and Services.

Kelly & Co. (“Kelly”) audited our financial statements for the year ended December 31, 2010 and reviewed our quarterly financial statements for the interim period through November 25, 2011, as well as provided tax return and tax related services during that time. On November 25, 2011, we dismissed Kelly as our principal accountant and, on November 28, 2011, retained Hein & Associates (“Hein”). Hein audited our financial statements for the year ended December 31, 2011 and provided preparation services for the 2010 US federal and state tax returns.

The aggregate fees billed for professional services by Kelly during the interim period ended November 25, 2011 and the year ended December 31, 2010 were as follows:

	2011	2010
Audit Fees	$63,100	$50,500
Audit Related Fees	-	-
Tax Fees	6,100	2,500
All Other Fees	26,685	500
Total	$95,885	$53,500

The aggregate fees billed for professional services by Hein for the year ended December 31, 2011 was as follows:

2011
Audit Fees	$80,000
Audit Related Fees	—
Tax Fees	—
All Other Fees	—
Total	$80,000

It is our board of director’s policy and procedure to approve in advance all audit engagement fees and terms and all permitted non-audit services provided by our independent auditors. We believe that all audit engagement fees and terms and permitted non-audit services provided by our independent registered public accounting firm as described in the above table were approved in advance by our board of directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

INDEX TO EXHIBITS

Exhibit	Description of Exhibit
2.1	Agreement and Plan of Merger among Eternal Energy Corp., Eternal Sub Corp. and American Eagle Energy Inc., dated April 8, 2011. (Incorporated by reference to Exhibit 2.1 of our Registration Statement on Form S-4 filed May 4, 2011.)
2.1(a)	First Amendment to Agreement and Plan of Merger among Eternal Energy Corp., Eternal Sub Corp. and American Eagle Energy Inc., dated September 28, 2011. (Incorporated by reference to Exhibit 2.1(a) of our Current Report on Form 8-K filed September 28, 2011.)
3(i).1	Articles of Incorporation filed with the Nevada Secretary of State on July 25, 2003. (Incorporated by reference to Exhibit 3.1 of our Form 10-SB filed August 18, 2004.)
3(i).2	Certificate of Change filed with the Nevada Secretary of State effective November 7, 2005. (Incorporated by reference to Exhibit 3(i).2 of our Current Report on Form 8-K filed November 9, 2005.)
3(i).3	Articles of Merger filed with the Nevada Secretary of State effective November 7, 2005. (Incorporated by reference to Exhibit 3(i).3 of our Current Report on Form 8-K filed November 9, 2005.)
3(i).4	Articles of Merger filed with the Nevada Secretary of State effective November 30, 2011. (Incorporated by reference to Exhibit 3(i).4 of our Current Report on Form 8-K filed December 20, 2011.)
3(i).5	Articles of Merger filed with the Nevada Secretary of State effective November 30, 2011. (Incorporated by reference to Exhibit 3(i).5 of our Current Report on Form 8-K filed December 20, 2011.)
3(i).6	Certificate of Change filed with the Nevada Secretary of State effective November 30, 2011. (Incorporated by reference to Exhibit 3(i).6 of our Current Report on Form 8-K filed December 20, 2011.)
3(ii).1	Bylaws, adopted July 18, 2003. (Incorporated by reference to Exhibit 3.2 of our Form 10-SB filed August 18, 2004.)
3(ii).2	Amendment No. 1 to Bylaws, adopted November 4, 2005. (Incorporated by reference to Exhibit 3(ii) of our Current Report on Form 8-K filed November 9, 2005.)
3(ii).3	Amendment No. 2 to Bylaws, adopted February 22, 2011. (Incorporated by reference to Exhibit 3(ii).3 of our Current Report on Form 8-K filed February 23, 2011.)
4.1	American Eagle Energy Corporation 2012 Equity Incentive Plan. (Incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.2	Non-qualified Stock Option Agreement, dated as of October 30, 2009, by and between the Registrant and Bradley M. Colby. (Incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.3	Non-qualified Stock Option Agreement, dated as of October 30, 2009, by and between the Registrant and John Anderson. (Incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.4	Non-qualified Stock Option Agreement, dated as of October 30, 2009, by and between the Registrant and Paul E. Rumler. (Incorporated by reference to Exhibit 4.4 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.5	Non-qualified Stock Option Agreement, dated as of December 30, 2010, by and between the Registrant and Bradley M. Colby. (Incorporated by reference to Exhibit 4.5 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.6	Non-qualified Stock Option Agreement, dated as of December 30, 2010, by and between the Registrant and Thomas G. Lantz. (Incorporated by reference to Exhibit 4.6 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.7	Reserved for future use.
4.8	Non-qualified Stock Option Agreement, dated as of December 30, 2010, by and between the Registrant and Richard Findley. (Incorporated by reference to Exhibit 4.8 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.9	Non-qualified Stock Option Agreement, dated as of December 28, 2011, by and between the Registrant and Paul E. Rumler. (Incorporated by reference to Exhibit 4.9 of our Registration Statement on Form S-8 filed February 28, 2012.)

4.10	Non-qualified Stock Option Agreement, dated as of December 28, 2011, by and between the Registrant and John Anderson. (Incorporated by reference to Exhibit 4.10 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.11	Reserved for future use.
4.12	Non-qualified Stock Option Agreement, dated as of December 28, 2011, by and between the Registrant and Kirk Stingley. (Incorporated by reference to Exhibit 4.12 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.13	Reserved for future use.
4.14	Reserved for future use.
4.15	Reserved for future use.
4.16	Reserved for future use.
4.17	Reserved for future use.
4.18	Reserved for future use.
4.19	Non-qualified Stock Option Agreement, dated as of February 21, 2012, by and between the Registrant and Andrew P. Calerich. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 21, 2012.)
4.20	Reserved for future use.
10.1	Agreement and Plan of Merger between Golden Hope Resources Corp. (renamed Eternal Energy Corp.) and Eternal Energy Corp., filed with the Nevada Secretary of State effective November 7, 2005. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed November 9, 2005.)
10.2	Purchase and Sale Agreement by and between Eternal Energy Corp., PNP Petroleum I, LP., Cibolo Energy Operating, Inc. and Century Assets Corporation, dated June 25, 2010. (Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed August 16, 2010.)
10.3	Purchase and Sale Agreement between Eternal Energy Corp. and American Eagle Energy Inc. dated June 18, 2010. (Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q filed August 16, 2010.)
10.4	Reserved for future use.
10.5	Reserved for future use.
10.6	Letter Agreement by and between Eternal Energy Corp. and International Frontier Resources Corporation. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed December 5, 2005.)
10.7	Reserved for future use.
10.8	Reserved for future use.
10.9	Letter Agreement by and between Eternal Energy Corp. and International Frontier Resources Corporation Relating to Quad 41 and Quad 42 dated January 30, 2006. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 3, 2006.)
10.10	Amended and Restated Letter Agreement by and between Eternal Energy Corp. and International Frontier Resources Corporation Relating to Quad 14 dated January 30, 2006. (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed February 3, 2006.)
10.11*	Amended and Restated Employment Agreement by and between the Registrant and Bradley M. Colby effective July 1, 2011.
10.12*	Employment Agreement by and between the Registrant and Thomas G. Lantz, effective November 30, 2011.
10.13*	Employment Agreement by and between the Registrant and Kirk Stingley, effective January 1, 2012.
10.14*	Consulting Agreement by and between the Registrant and Richard Findley, effective November 30, 2011.
10.15	Reserved for future use.
10.16	Letter Agreement effective as of May 19, 2006, by and among Eternal Energy Corp., International Frontier Resources Corporation, Palace Exploration Company Limited, Oilexco Incorporated, and Challenger Minerals (North Sea) Limited. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed May 23, 2006).
10.17	Letter Agreement dated October 15, 2006, by and among Eternal Energy Corp., Fairway Exploration, LLC, Prospector Oil, Inc., and 0770890 B.C. Ltd. (Incorporated by reference to Exhibit 10.17 of our Annual Report on Form 10-KSB filed April 16, 2007).
10.18	Letter Agreement dated October 26, 2006, by and among Eternal Energy Corp., Fairway Exploration, LLC, Prospector Oil, Inc., 0770890 B.C. Ltd., and Rover Resources Inc. (Incorporated by reference to Exhibit 10.18 of our Annual Report on Form 10-KSB filed April 16, 2007).

10.19	Letter Agreement dated February 28, 2007, by and among Eternal Energy Corp., Pebble Petroleum Inc., Emerald Bay Holdings Ltd., and Heartland Resources Inc. (Incorporated by reference to Exhibit 10.19 of our Annual Report on Form 10-KSB filed April 16, 2007).
10.20	Agreement To Terminate DGWS Option (Incorporated by reference to Exhibit 10.20 of our Quarterly Report on Form 10-Q filed May 15, 2009.
10.21	Employment Agreement by and between Eternal Energy Corp. and Craig Phelps dated August 1, 2007. (Incorporated by reference to Exhibit 10.21 of our Quarterly Report on Form 10-Q filed May 15, 2009).
10.22	Employment Agreement by and between Eternal Energy Corp. and Kirk A. Stingley dated June 2, 2008. (Incorporated by reference to Exhibit 10.22 of our Quarterly Report on Form 10-Q filed May 15, 2009).
10.23	Amended and Restated Employment Agreement by and between Eternal Energy Corp. and Bradley M. Colby dated November 1, 2009. (Incorporated by reference to Exhibit 10.23 of our Quarterly Report on Form 10-Q filed November 23, 2009).
10.24	First Amendment to the Amended and Restated Employment Agreement by and between Eternal Energy Corp. and Craig H. Phelps dated August 1, 2009. (Incorporated by reference to Exhibit 10.24 of our Quarterly Report on Form 10-Q filed November 23, 2009).
10.25	First Amendment to the Employment Agreement by and between Eternal Energy Corp. and Kirk A. Stingley dated October 30, 2009. (Incorporated by reference to Exhibit 10.25 of our Quarterly Report on Form 10-Q filed November 23, 2009).
10.26	Reserved for future use.
10.27	Lease Agreement dated January 1, 2009 by and between Eternal Energy Corp. and Oakley Ventures, LLC. (Incorporated by reference to Exhibit 10.27 of our Annual Report on Form 10-K filed March 23, 2010.)
10.27a*	Lease Addendum, dated October 1, 2011 by and between Eternal Energy Corp. and Oakley Ventures, LLC, and Exhibit A thereto.
10.28	Purchase and Sale Agreement by and between Eternal Energy Corp. and Ryland Oil Corporation dated March 26, 2010. (Incorporated by reference to Exhibit 10.28 of our Current Report on Form 8-K filed March 29, 2010.)
10.29	Purchase of Royalty Agreement by and between Eternal Energy Corp. and Ryland Oil Corporation dated March 26, 2010. (Incorporated by reference to Exhibit 10.29 of our Current Report on Form 8-K filed March 29, 2010.)
10.29a	Amending Agreement to the Ryland / Eternal Royalty Purchase Agreement by and between Eternal Energy Corp. and Ryland Oil Corporation dated April 20, 2010. (Incorporated by reference to Exhibit 10.29a of our Current Report on Form 8-K filed March 29, 2010.)
10.30	Termination Agreement (of the US Pebble Acquisition Agreement) by and between Eternal Energy Corp., Fairway Exploration LLC, Prospector Oil, Inc. Pebble Petroleum Inc. and Rover Resources Inc. dated April 29, 2010. (Incorporated by reference to Exhibit 10.30 of our Quarterly Report on form 10-Q filed May 17, 2010.)
10.31	Termination Agreement (of the Canadian Pebble Acquisition Agreement) by and between Eternal Energy Corp., Fairway Exploration LLC, Prospector Oil, Inc. and Pebble Petroleum Inc. dated April 29, 2010. (Incorporated by reference to Exhibit 10.31 of our Quarterly Report on form 10-Q filed May 17, 2010.)
10.32	Termination Agreement (of the US Prospect Acquisition Agreement) by and between Eternal Energy Corp., Fairway Exploration LLC, Prospector Oil, Inc., Pebble Petroleum Inc., Rover Resources Inc., Steven Swanson, Richard L. Findley, Thomas G. Lantz and Ryland Oil Corporation dated May 11, 2010. (Incorporated by reference to Exhibit 10.33 of our Quarterly Report on Form 10-Q filed May 17, 2010.)
10.33	Termination Agreement (of the Canadian Prospect Acquisition Agreement) by and between Eternal Energy Corp., Fairway Exploration LLC, Prospector Oil, Inc., Pebble Petroleum Inc., Rover Resources Inc., Steven Swanson, Richard L. Findley, Thomas G. Lantz and Ryland Oil Corporation dated May 11, 2010. (Incorporated by reference to Exhibit 10.33 of our Quarterly Report on form 10-Q filed May 17, 2010.)
10.34	Termination of Management Services Agreement by and between Eternal Energy Corp., Ryland Oil Corporation and Brad Colby dated December 1, 2009. (Incorporated by reference to Exhibit 10.34 of our Quarterly Report on form 10-Q filed May 17, 2010.)
10.35	Amendment to the Consulting Agreement by and between Eternal Energy Corp., Rover Resources Inc., and Brad Colby dated April 1, 2010. (Incorporated by reference to Exhibit 10.35 of our Quarterly Report on form 10-Q filed May 17, 2010.)
10.36	Letter of Intent between Eternal Energy Corp. and American Eagle Energy Inc. dated February 22, 2011. (Incorporated by reference to Exhibit 10.36 of our Annual Report on Form 10-K filed March 23, 2011.)

10.37	Engagement Letter for Professional Services between Eternal Energy Corp. and C.K. Cooper & Company, dated February 25, 2011. (Incorporated by reference to Exhibit 10.37 of our Annual Report on Form 10-K filed March 23, 2011.)
10.38	Participation and Operating Agreement among Eternal Energy Corp., AEE Canada Inc. and Passport Energy Inc., dated April 15, 2011. (Incorporated by reference to Exhibit 10.38 of our Registration Statement on Form S-4 filed May 4, 2011.)
10.38a*	Amendment to the participation and operating agreement among Eerg Energy Ulc, Aee Canada Inc and Passport Energy Inc., dated February 1, 2012
10.39^	Purchase and Sale Agreement among Eternal Energy Corp., American Eagle Energy Inc. and NextEra Energy Gas Producing, LLC, dated May 17, 2011. (Incorporated by reference to Exhibit 10.39 of our Amended Quarterly Report on Form 10-Q/A filed October 11, 2011.)
10.40^	Purchase and Sale Agreement among Eternal Energy Corp., American Eagle Energy Inc. and NextEra Energy Gas Producing, LLC, dated May 17, 2011. (Incorporated by reference to Exhibit 10.40 of our Amended Quarterly Report on Form 10-Q/A filed October 11, 2011.)
10.40a	First Amendment to Purchase and Sale Agreement among Eternal Energy Corp., American Eagle Energy Inc. and NextEra Energy Gas Producing, LLC, dated June 14, 2011. (Incorporated by reference to Exhibit 10.40a of our Quarterly Report on Form 10-Q filed August 18, 2011.)
10.40b	Second Amendment to Purchase and Sale Agreement among Eternal Energy Corp., American Eagle Energy Inc. and NextEra Energy Gas Producing, LLC, dated July 25, 2011. (Incorporated by reference to Exhibit 10.40b of our Quarterly Report on Form 10-Q filed August 18, 2011.)
10.41*^	Purchase and Sale Agreement among Eternal Energy Corp., American Eagle Energy Inc. and NextEra Energy Gas Producing, LLC, dated November 15, 2011.
21.1*	List of Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

^ Portions omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EAGLE ENERGY CORPORATION

By:	/s/ BRADLEY M. COLBY
Bradley M. Colby
President, Chief Executive Officer, Treasurer and Director

Date: April 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/BRADLEY M. COLBY	President, Chief Executive Officer, Treasurer and Director (Principal Executive Officer)	April 16, 2012
Bradley M. Colby

/s/KIRK A. STINGLEY	Chief Financial Officer (Principal Accounting Officer)	April 16, 2012
Kirk A. Stingley

/S/THOMAS LANTZ	Chief Operating Officer	April 16, 2012
Thomas Lantz

/s/RICHARD FINDLEY	Director (Chairman)	April 16, 2012
Richard Findley

/s/JOHN ANDERSON	Director	April 16, 2012
John Anderson

/s/ ANDREW P. CALERICH	Director	April 16, 2012
Andrew P. Calerich

/s/PAUL E. RUMLER	Director and Secretary	April 16, 2012
Paul E. Rumler

American Eagle Energy Corporation

Consolidated Financial Statements

As of December 31, 2011 and 2010

For Each of the Two Years in the Period Ended December 31, 2011

American Eagle Energy Corporation

Index to the Financial Statements

As of December 31, 2011 and 2010 and

For Each of the Two Years in the Period Ended December 31, 2011

45

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

American Eagle Energy Corp.

We have audited the accompanying consolidated balance sheet of American Eagle Energy Corp. and subsidiaries (the “Company”) as of December 31, 2011, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Eagle Energy Corp. and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Hein & Associates LLP

Denver, Colorado

April 16, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of American Eagle Energy Corp. (formerly Eternal Energy Corp.)

We have audited the accompanying consolidated balance sheet of American Eagle Energy Corp. (formerly Eternal Energy Corp.) as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Eagle Energy Corp. (formerly Eternal Energy Corp.) as of December 31, 2010, and the results of its operations and its cash flows for the year ended December 31, 2010 in conformity with U.S. generally accepted accounting principles.

Kelly & Company

Costa Mesa, California

March 18, 2011

American Eagle Energy Corporation

Consolidated Balance Sheets

As of December 31, 2011 and 2010

	2011	2010
Current assets:
Cash	$12,151,309	$2,400,362
Trade receivables	3,105,079	248,461
Receivables from related parties	314,521	279,376
Prepaid expenses	45,690	30,106

Total current assets	15,616,599	2,958,305

Equipment and leasehold improvements, net of accumulated depreciation and amortization of $156,744 and $149,142, respectively	19,823	20,693
Oil and gas properties, under the full cost method – subject to amortization, net of accumulated depletion of $183,238 and $104,350, respectively	15,798,307	340,321
Oil and gas properties, under the full cost method – not subject to amortization	7,295,215	590,368
Marketable securities	1,107,721	1,117,716
Marketable securities of related party	146,713	197,453
Restricted cash	51,500	-
Deposits	5,345	5,345

Total assets	$40,041,223	$5,230,201

Current liabilities:

Accounts payable	$6,002,204	$430,699
Amounts due to working interest partners	2,233,267	-
Accrued income taxes	1,460,137	-

Total current liabilities	9,695,608	430,699

Asset retirement obligation	34,628	13,853
Deferred taxes	4,552,864	-
Total liabilities	14,283,100	444,552

Commitments and contingencies (Note 10)	-	-

Stockholders’ equity:
Common stock, $.001 par value, 194,444,444 shares authorized, 45,588,948 and 9,112,405 shares outstanding	45,589	9,112
Additional paid-in capital	25,948,311	9,231,199
Accumulated other comprehensive income	180,447	415,463
Accumulated deficit	(416,224)	(4,870,125)

Total stockholders’ equity	25,758,123	4,785,649

Total liabilities and stockholders’ equity	$40,041,223	$5,230,201

The accompanying notes are an integral part of the consolidated financial statements.

American Eagle Energy Corporation

Consolidated Statements of Income and Comprehensive Income

For Each of the Two Years in the Period Ended December 31, 2011

	2011	2010

Oil and gas sales	$864,918	$207,788

Operating expenses:
Oil and gas operating expenses	537,122	145,961
General and administrative expenses	2,148,126	1,352,732
Depreciation, depletion and amortization	96,787	153,284
Total operating expenses	2,782,035	1,651,977

Total operating loss	(1,917,117)	(1,444,189)

Interest income	5,286	9,615
Dividend income	69,822	23,759
Gain on the sale of oil and gas property – subject to amortization, net of costs	-	509,934
Gain on the sale of oil and gas property – not subject to amortization, net of costs	6,395,201	4,735,253
Impairment of assets held for sale	-	(57,769)

Income before taxes	4,553,192	3,776,603

Income tax expense	(99,291)	(892,112)

Net income	$4,453,901	$2,884,491

Net income per common share:
Basic	$0.49	$0.31
Diluted	$0.37	$0.30

Weighted average number of shares outstanding:
Basic	9,143,099	9,436,340
Diluted	12,161,472	9,734,156

The accompanying notes are an integral part of the consolidated financial statements.

F-4

American Eagle Energy Corporation

Consolidated Statements of Income and Comprehensive Income

For Each of the Two Years in the Period Ended December 31, 2011

	2011	2010

Net income	$4,453,901	$2,884,491

Other comprehensive (loss) income:
Unrealized (losses) gains on securities, net of tax	(235,016)	415,463

Comprehensive income	$4,218,885	$3,299,954

The accompanying notes are an integral part of the consolidated financial statements.

American Eagle Energy Corporation

Consolidated Statements of Stockholders’ Equity

For Each of the Two Years in the Period Ended December 31, 2011

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders
	Shares	Amount	Capital	Income	Deficit	Equity

Balance, December 31, 2009	9,900,000	$9,900	$9,558,958	$-	$(7,754,616)	1,814,242

Net exercise of stock options	227,961	228	(228)	-	-	-
Repurchase and retirement of common stock	(1,015,556)	(1,016)	(327,531)	-	-	(328,547)
Unrealized gain on securities, net of tax	-	-	-	415,463	-	415,463
Net income	-	-	-	-	2,884,491	2,884,491

Balance, December 31, 2010	9,112,405	$9,112	$9,231,199	$415,463	$(4,870,125)	$4,785,649

Shares issued during acquisition	36,476,543	36,477	16,686,498	-	-	16,722,975
Stock based compensation	-	-	30,614	-	-	30,614
Unrealized loss on securities, net of tax	-	-	-	(235,016)	-	(235,016)
Net Income	-	-	-	-	4,453,901	4,453,901

Balance, December 31, 2011	45,588,948	$45,589	$25,948,311	$180,447	$(416,224)	$25,758,123

The accompanying notes are an integral part of the consolidated financial statements.

American Eagle Energy Corporation

Consolidated Statements of Cash Flows

For Each of the Two Years in the Period Ended December 31, 2011

	2011	2010
Cash flows provided by (used for) operating activities:
Net income	$4,453,901	$2,884,491
Adjustments to reconcile net income to net cash used by operating activities:
Non-cash transactions:
Stock-based compensation	30,614	-
Depreciation, depletion and amortization	96,787	153,284
Accretion of discount on asset retirement obligation	1,548	4,480
Impairment of assets held for sale	-	57,769
Provision for deferred income taxes	(385,846)	-
Gain on the sale of oil and gas properties, subject to amortization	-	(509,934)
Gain on the sale of oil and gas properties, not subject to amortization	(6,395,201)	(4,735,253)
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expense	(8,115)	16,278
Decrease in spud fees receivable	-	20,000
Increase in trade receivables	(568,916)	(90,034)
Increase in receivables from related parties	(314,521)	(279,376)
Increase in accounts payable	1,047,508	292,035
Increase in income taxes payable	485,137	-
Increase in amounts due to working interest partners	2,233,267	-
Net cash provided by (used for) operating activities	676,163	(2,186,260)

Cash flows provided by (used for) investing activities:
Cash obtained in acquisition	5,598,916	-
Proceeds from the partial sale of the Pebble Beach Property	227,079	225,000
Proceeds from the partial sale of the Spyglass Prospect	3,777,793	-
Proceeds from the partial sale of the West Spyglass Prospect	5,456,548	-
Proceeds from the sale of overriding royalties	-	3,900,000
Proceeds from the sale of equipment	700	1,700
Additions to oil and gas properties	(5,928,820)	(673,265)
Additions to equipment and leasehold improvements	(7,432)	(22,287)
Purchase of certificates of deposit	(50,000)	-
Purchase of marketable securities - related party	-	(24,733)
Net cash provided by investing activities	9,074,784	3,406,415

Cash flows used for financing activities:
Repurchase and retirement of shares	-	(328,547)
Net cash used for financing activities	-	(328,547)

Net increase in cash	9,750,947	891,608

Cash - beginning of period	2,400,362	1,508,754

Cash - end of period	$12,151,309	$2,400,362

The accompanying notes are an integral part of the consolidated financial statements.

American Eagle Energy Corporation

Consolidated Statements of Cash Flows

For Each of the Two Years in the Period Ended December 31, 2011

Supplemental Disclosure of Cash Flow Information

	2011	2010
Cash paid during the period for:
Interest	$-	$-
Income taxes	10,438	892,112

Supplemental Disclosure of Non-Cash Investing and Financing Activities

	2011	2010
Stock issued in acquisition	$16,722,975	$-
Property additions included in accounts payable	1,223,505	-
Recording of asset retirement obligation	1,913	13,853
Marketable securities acquired in sale of oil and gas properties	-	874,973
Cashless exercise of stock options	-	1,026

The accompanying notes are an integral part of the consolidated financial statements.

American Eagle Energy Corporation

Notes to the Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For Each of the Two Years in the Period Ended December 31, 2011

1.	Description of Business

American Eagle Energy Corporation (the “Company”) was incorporated in the state of Nevada in March 2003 under the name Golden Hope Resources. In July 2005, the Company changed its name to Eternal Energy Corp. In December 2011, the Company changed its name to American Eagle Energy Corporation, in connection with its acquisition of, and merger with, American Eagle Energy Inc. (“AEE Inc.”). See Note 3.

The Company engages in the acquisition, exploration, development and producing of oil and gas properties. At December 31, 2011, the Company had entered into participation agreements related to oil and gas exploration projects in the Spyglass Property and West Spyglass Prospect, located in Divide County, North Dakota, and Sheridan County, Montana and the Hardy Property, located in southeastern Saskatchewan, Canada. In addition, the Company owns working interests in mineral leases located in Richland, Roosevelt and Toole Counties in Montana.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, American Eagle Energy Inc., EERG Energy ULC (Canadian) and AEE Canada Inc. (Canadian). All material intercompany accounts, transactions and profits have been eliminated.

In December 2011, the Company announced a 1.0-for-4.5 reverse stock split. As a result, all share and per share information included in these consolidated financial statements has been presented on a post-reverse-split basis.

Certain amounts in the 2010 financial statements have been reclassified to conform with the current year presentation.

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

Concentration of Credit Risk

At December 31, 2011, the Company had $11,549,926 on deposit that exceeded the United States (FDIC) federally insurance limit of $250,000 per bank.

American Eagle Energy Corporation

Notes to the Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For Each of the Two Years in the Period Ended December 31, 2011

Foreign Currency Adjustments

The Company’s functional currency is the US Dollar. All transactions are translated using historical exchange rates. Gains and losses resulting from foreign currency transactions are included in the Company’s results of operations. The Company’s wholly-owned subsidiary, EERG Energy ULC, which holds title to the Company’s Canadian assets and operates the Hardy Property wells, routinely, conducts transactions denominated in Canadian Dollars. The Company recognized exchange losses totaling $17,886 and $24,104 for the years ended December 31, 2011 and 2010, respectively.

Cash and Cash Equivalents

Cash equivalents consist of time deposits and liquid debt investments with original maturities of three months or less at the time of purchase.

Restricted Cash

At December 31, 2011, the Company has $51,500 of restricted cash. The restricted cash consists of cash bonds required by the State of North Dakota in order to pursue future drilling in the state. The cash is held in custody by the issuing bank in the form of certificates of deposit and is restricted as to withdrawal or use. Interest income earned from the certificates of deposit is paid to the Company upon maturation of the certificates of deposit. The certificates of deposit have six-month terms. However, it is the Company’s intention to renew the certificates of deposit upon maturation and to leave the cash bond in place for the foreseeable future. Accordingly, the restricted cash has been classified as a non-current asset.

Components of Other Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under generally accepted accounting principles, are excluded from net income. For the Company, such items consist solely of unrealized gains (losses) on marketable securities.

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

American Eagle Energy Corporation

Notes to the Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For Each of the Two Years in the Period Ended December 31, 2011

The Company maintains an estimated allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Changes to the allowance for doubtful accounts made as a result of management’s determination regarding the ultimate collectability of such accounts are recognized as a charge to the Company’s earnings. Specific receivable balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to the receivable.

At December 31, 2011, the Company has determined that all receivable balances are fully collectible and, accordingly, no allowance for doubtful accounts has been recorded.

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

The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market. Warrants to purchase common stock are valued using the Black-Scholes Option Pricing Model.

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

American Eagle Energy Corporation

Notes to the Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For Each of the Two Years in the Period Ended December 31, 2011

Oil and Gas Properties and Prospects

The Company follows the full-cost method of accounting for its investments in oil and gas properties. Under the full-cost method, all costs associated with the acquisition, exploration or development of properties are capitalized into appropriate cost centers within the full-cost pool. Internal costs that are capitalized are limited to those costs that can be directly identified with acquisition, exploration, and development activities undertaken and do not include any costs related to production, general corporate overhead, or similar activities. Cost centers are established on a country-by-country basis.

Capitalized costs within the cost centers are amortized on the unit-of-production basis using proved oil and gas reserves. The cost of investments in unproved properties and major development projects are excluded from capitalized costs to be amortized until it is determined that proved reserves can be assigned to the properties. Until such a determination is made, the properties are assessed annually to ascertain whether impairment has occurred. The costs of drilling exploratory dry holes are included in the amortization base immediately upon determination that the well is dry.

As of the end of each reporting period, the capitalized costs of each cost center are subject to a ceiling test, in which the costs may not exceed the cost center ceiling. The cost center ceiling is equal to i) the present value of estimated future net revenues computed by applying average monthly prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus ii) the cost of properties not being amortized; plus iii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less iv) income tax effects related to differences between the book and tax basis of the properties. If unamortized costs capitalized within a cost center, less related deferred income taxes, exceed the cost center ceiling, the excess is charged to expense and separately disclosed during the period in which the excess occurs.

Proceeds received from disposals are credited against accumulated costs except when the sale represents a significant disposal of reserves, in which case a gain or loss is recognized. The sum of net capitalized costs and estimated future development and abandonment costs for each cost center is depleted using the equivalent unit-of-production method, based on proved oil and gas reserves. Excluded from amounts subject to depletion are costs associated with unevaluated properties or properties for which no proved reserves have been identified.

American Eagle Energy Corporation

Notes to the Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For Each of the Two Years in the Period Ended December 31, 2011

Asset Retirement Obligations

The Company records estimated asset retirement obligations related to the future plugging and abandoning of its existing wells in the period in which the wells are completed. The initial recording of an asset retirement obligation results in an increase in the carrying amount of the related long-lived asset and the creation of a liability. The portion of the asset retirement obligation expected to be realized during the next 12-month period is classified as a current liability, while the portion of the asset retirement obligation expected to be realized during subsequent periods is discounted and recorded at its net present value. Because the Company does not have any outstanding interest bearing debt, the discount factor used to determine the net present value of the Company’s asset retirement obligation is 10%, which represents the Company’s estimated incremental borrowing rate as of December 31, 2011.

Changes in the noncurrent portion of the asset retirement obligation due to the passage of time are accreted using the interest method. The amount of change is recognized as an increase in the liability and an accretion expense in the statement of operations. Changes in either the current or noncurrent portion of the Company’s asset retirement obligation resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease to the carrying amount of the liability and the related long-lived asset.

Stock Repurchase Program

The Company implemented a stock repurchase program during 2010, for which it utilized the cost method to account for shares reacquired under the program. Under the cost method, common stock is reduced by the par value of the shares repurchased. The difference between the total consideration given to reacquire the shares, including any broker commissions or other transaction costs, and the par value of the shares acquired, is recorded as a reduction of additional paid in capital. The Company immediately retires all repurchased shares. The Company ceased its open market purchases of common stock effective November 1, 2010.

Stock-Based Compensation

The Company measures compensation cost for all stock-based awards at fair value on the date of grant and recognizes compensation expense in its statements of operations over the service period that the awards are expected to vest. The Company has elected to recognize compensation cost for all options with graded vesting on a straight-line basis over the vesting period of the entire option. The Company recognized stock-based compensation expense of $30,614 and $0 for the years ended December 31, 2011 and 2010, respectively.

American Eagle Energy Corporation

Notes to the Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For Each of the Two Years in the Period Ended December 31, 2011

Fair Value of Financial Instruments

Fair value is the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. Hierarchy Levels 1, 2 or 3 are terms for the priority of inputs to valuation techniques used to measure fair value. Hierarchy Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Hierarchy Level 2 inputs are inputs other than quoted prices included within Level 1 that are directly or indirectly observable for the asset or liability. Hierarchy Level 3 inputs are inputs that are not observable in the market.

The fair value measurements of the Company’s financial instruments at December 31, 2011 and December 31, 2010 were as follows:

December 31, 2011	Level 1	Level 2	Level 3	Total
Cash & equivalents	$12,151,309	$-	$-	$12,151,309
Marketable securities - related party	-	146,713	-	146,713
Marketable securities	1,107,721	-	-	1,107,721
Restricted cash	51,500	-	-	51,500
	$13,310,530	$146,713	-	$13,457,243

December 31, 2010	Level 1	Level 2	Level 3	Total
Cash & equivalents	$2,400,362	$-	$-	$2,400,362
Marketable securities - related party	-	197,453	-	197,453
Marketable securities	1,117,716	-	-	1,117,716
	$3,518,078	$197,453	-	$3,715,531

The Company uses level 2 inputs to determine the fair value of its marketable securities - related party, which consists of common stock and warrants in an entity which is traded on the Canadian National Stock Exchange. The warrants are valued using the Black Scholes Option Pricing Model which includes a calculation of historical volatility of the stock.

Basic and Diluted Earnings Per Share

Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed in the same way as basic earnings per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued that were dilutive. See Note 11 for the calculation of basic and diluted weighted average common shares outstanding for the years ended December 31, 2011 and 2010.

American Eagle Energy Corporation

Notes to the Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For Each of the Two Years in the Period Ended December 31, 2011

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

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent obligations in the financial statements and accompanying notes. The Company’s most significant assumptions are the estimates used in the determination of the deferred income tax asset valuation allowance, the valuation of oil and gas reserves to which the Company owns rights, estimates related to the Company’s asset retirement obligations, valuation of the warrants held by the Company as investments and valuation of assets acquired via merger. The estimation process requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain. Actual results could differ materially from these estimates.

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

American Eagle Energy Corporation

Notes to the Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For Each of the Two Years in the Period Ended December 31, 2011

In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220). This new guidance requires the components of net income and other comprehensive income to either be presented in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. This new guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The Company has adopted the new guidance in its financial statements as of and for the years ended December 31, 2011 and December 31, 2010.

In December 2011, the FASB issued Accounting Standards Update No. 2011-12 (“ASC No. 2011-12”), a deferral to one of the requirements of ASC No. 2011-05. ASC No. 2011-12 defers the specific requirement to present items that are reclassified from AOCI to net income separately with their respective components of net income and OCI. This requirement has been deferred indefinitely at this time.

3.	Acquisition of American Eagle Energy Inc.

On December 20, 2011, the Company finalized its merger transaction with AEE Inc. Prior to the transaction, AEE Inc. operated as a publicly traded company with oil and gas holdings in North Dakota, Texas and southeastern Saskatchewan, Canada and was a working interest partner to the Company with respect to its Hardy Property and certain proved oil and gas properties and unproven oil and gas prospects located in North Dakota. The Company acquired AEE Inc. in order to leverage the two companies’ respective oil and gas holdings.

Pursuant to the terms of the Merger Agreement, the Company issued 36,476,543 shares of its common stock to acquire 100% of the then-outstanding shares of AEE Inc.’s common stock, which resulted in AEE Inc. becoming a wholly owned subsidiary of the Company. Immediately subsequent to the transaction, legacy AEE Inc. stockholders owned approximately 80% of the shares of the Company’s outstanding common stock, exclusive of outstanding options to purchase shares of the Company’s common stock and shares of AEE Inc.’s common stock. The shares of common stock that were issued in connection with the Company’s acquisition of AEE Inc. were registered with the SEC on November 11, 2011.

Despite the fact the AEE Inc.’s legacy stockholders held approximately 80% of the Company’s outstanding shares immediately following the merger, other factors present in the structure of the transaction resulted in the Company being determined to be the legal and acquiring entity. Accordingly, the Company’s historical financial statements have been prepared to give effect to the merger and to represent the historical operations of the Company through the merger date and the consolidated results of operations for the period from the merger date through December 31, 2011. The merger was structured to qualify as a “tax-free” transaction pursuant to Internal Revenue Service regulations.

American Eagle Energy Corporation

Notes to the Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For Each of the Two Years in the Period Ended December 31, 2011

The following table summarizes the consideration paid by the Company to acquire AEE Inc. and the net assets acquired:

Consideration given:
36,476,543 shares of the Company’s common stock	$16,722,975

Identifiable assets acquired and liabilities assumed:
Financial assets acquired	$6,032,799
Oil and gas properties acquired (amortizable)	12,781,348
Oil and gas properties acquired (non-amortizable)	7,290,500
Financial liabilities assumed	(9,381,672)
Net assets acquired	$16,722,975

The amounts presented above are based on estimated fair market values and are subject to change as additional information becomes available. Because the common stock of both companies is very thinly traded, the Company estimated the fair market value of the shares issued based on an independent valuation.

The financial assets acquired included cash and cash equivalents of $5,598,916, trade and other receivables totaling $351,558, prepaid expenses totaling $7,468, marketable securities of a related party totaling $73,357 and restricted cash totaling $1,500.

The financial liabilities assumed consisted of trade payables and accrued liabilities totaling $3,300,491, amounts due to the Company totaling $251,081 and long-term asset retirement obligations totaling $17,314. The Company recorded a deferred tax liability in the amount of $4,837,786, which represents the future tax effects of the fair market value adjustments applied to the assets of AEE Inc. upon acquisition and current income taxes payable totaling $975,000.

Supplemental Pro Forma Information (Unaudited)

The Company’s consolidated statement of income for the year ended December 31, 2011 includes AEE Inc.’s revenues and net losses for the period December 21, 2011 through December 31, 2011 of $42,308 and ($144,525), respectively.

American Eagle Energy Corporation

Notes to the Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For Each of the Two Years in the Period Ended December 31, 2011

Had the merger transaction occurred effective January 1, 2010, the Company’s consolidated financial statements for the years ended December 31, 2011 and 2010 would have been as follows (unaudited):

	Revenue	Net Income
2011 supplemental pro forma information	$13,165,575	$8,595,814
2010 supplemental pro forma information	$5,585,849	$2,331,256

The following assumptions were used to prepare the supplemental pro forma financial information presented above:

•	No adjustments were made to reflect economies of scale or other potential cost savings that may have been achieved had the merger occurred on January 1, 2010.

•	No adjustments were made relative to alternative financing strategies that may have been implemented on a combined entity basis.

•	The estimated fair market value of AEE Inc.’s oil and gas properties, subject to amortization, is based on the net present value of future cash flows from proven reserves as of December 31, 2011, as calculated by an independent, third-party engineering firm.

•	The estimated fair market values of AEE Inc.’s oil and gas properties, not subject to amortization, were determined based on prevailing lease prices associated with acreage located in close proximity to the acquired properties and/or the Company’s recent acreage purchase transactions as of or near to December 20, 2011.

American Eagle Energy Corporation

Notes to the Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For Each of the Two Years in the Period Ended December 31, 2011

4.	Marketable Securities

Available-for-sale marketable securities at December 31, 2011 consist of the following:

		Gains in	Losses in
		Accumulated	Accumulated
	Estimated	Other	Other
	Fair	Comprehensive	Comprehensive
	Value	Income	Income
December 31, 2011
Noncurrent assets:
Common stock	$1,107,721	$232,748	$-
Common stock and warrants - related party	146,713	48,623	-
Total available-for-sale marketable securities	$1,254,434	$281,371	$-

December 31, 2010:
Noncurrent assets:
Common stock	$1,117,716	$242,743	$-
Common stock and warrants - related party	197,453	172,720	-
Total available-for-sale marketable securities	$1,315,169	$415,463	$-

The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market. Warrants to purchase common stock are valued using the Black-Scholes Option Pricing Model, with the following assumptions;

Risk-free interest rate	0.21%
Expected volatility of common stock	223%
Dividend yield	$0.00
Expected life of warrants	0.5 years

A marketability discount was applied to the related party shares and warrants. There were no sales of marketable securities for the years ended December 31, 2011 or 2010.

5.	Sale of Royalty and Property Interests

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

American Eagle Energy Corporation

Notes to the Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For Each of the Two Years in the Period Ended December 31, 2011

Also effective April 1, 2010, the Company entered into a Purchase and Sale Agreement with Ryland’s wholly-owned subsidiary, Rover Resources Inc. (“Rover”), in which the Company agreed to sell its ten percent working interest in approximately 700 net acres located in North Dakota to Rover for $1 million cash. The acreage sold was part of the Company’s Pebble Beach Property, which, at the time, was included in the US cost center of the Company’s full-cost pool that is not subject to amortization.

In June 2010, the Company sold its 75% working interest in the West Ranch Field for cash consideration totaling $262,500 and the assumption, by the purchaser, of all plugging, abandonment and environmental reclamation liabilities.

In May 2011, the Company sold half of its 50% working interest in the Spyglass Property to a third party for cash consideration, net of finder’s fees, totaling $3,823,963. As of December 31, 2011, $46,170 of the net proceeds was still receivable. At the time of the sale, the Spyglass Prospect represented the only prospect included in the portion of the Company’s full-cost pool that was not subject to amortization. After reducing the carrying value of the full-cost pool, not subject to amortization to zero, the Company recognized a gain on the sale of $3,072,377. Because proved reserves were later established, subsequent costs associated with the Company interest in the Spyglass Prospect have been assigned to the full-cost pool that is subject to amortization.

Also in May 2011, the Company sold half of its 10% working interest in certain acreage included in the Pebble Beach Property to the same third-party for cash consideration, net of finder’s fees, totaling $227,079. Because the sale of the Pebble Beach working interest did not represent a significant portion of the full-cost pool that is subject to amortization, the net proceeds received were recorded as a reduction of the amortizable full-cost pool.

In December 2011, the Company sold three-quarters of its 50% working interest in the West Spyglass Prospect to a third party for cash consideration totaling $5,456,548. At the time of the sale, the West Spyglass Prospect represented the only prospect included in the portion of the Company’s full-cost pool that was not subject to amortization. After again reducing the carrying value of the full-cost pool, not subject to amortization, to zero, the Company recognized a gain on the sale of $3,332,737.

Also in December 2011, the Company sold half of its 10% working interest in certain other acreage included in the Pebble Beach Property to the same third-party for cash consideration totaling $1,889,674. The full amount of the consideration was included in the Company’s receivable balance as of December 31, 2011 and collected in January 2012. Because the sale of the Pebble Beach working interest did not represent a significant portion of the full-cost pool that is subject to amortization, the sales proceeds to be received were recorded as a reduction of the amortizable full-cost pool.

American Eagle Energy Corporation

Notes to the Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For Each of the Two Years in the Period Ended December 31, 2011

6.	Equipment and Leasehold Improvements

The following is a summary of equipment and improvements, at cost, December 31, 2011 and December 31, 2010:

	December 31,	December 31,
	2011	2010
Office equipment	$129,057	$122,325
Leasehold improvements	47,510	47,510
Total equipment and improvements	176,567	169,835
Less: accumulated depreciation and amortization	(156,744)	(149,142)
Equipment and improvements, net	$19,823	$20,693

Depreciation and amortization expense for the years ended December 31, 2011 and 2010 was $7,602 and $48,934, respectively.

During 2008 and 2009, the Company purchased an aggregate of $57,000 of down-hole tools. Because the Company no longer possessed exclusive rights to utilize the down-hole gas and water separation technology and had no plans to utilize the tools in the foreseeable future, the tools were classified as assets held for sale and were considered to be fully impaired as of December 31, 2010 and December 31, 2011. The Company recognized impairment expense relating to the down-hole gas and water separation tools totaling $57,000 during the year ended December 31, 2010.

7.	Oil and Gas Properties

As of December 31, 2011 and December 31, 2010, net costs included in the Company’s full-cost pool cost centers are as follows:

	December 31, 2011		December 31, 2010
	Amortizable	Non-Amortizable	Amortizable	Non-Amortizable
United States	$6,816,654	$7,295,215	$-	$590,368
Canada	8,981,653	-	340,321	-
Total	$15,798,307	$7,295,215	$340,321	$590,368

American Eagle Energy Corporation

Notes to the Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For Each of the Two Years in the Period Ended December 31, 2011

Hardy Property

As discussed in Note 5, in April 2010, the Company acquired a 100% working interest in approximately 4,480 net acres located in Saskatchewan, Canada in connection with the sale of certain gross overriding royalty interest to Ryland. The Hardy Property contained one existing well with equipment valued at approximately $238,681 at the time of the purchase. Shortly after the acquisition, the Company sold 50% of its working interest in the Hardy Property to AEE Inc. and received a 50% working interest in the Spyglass Prospect. As a result, the Company reclassified 50% of the Company’s carrying value of the Hardy Property at the time of the sale to the newly acquired Spyglass Prospect.

In August 2010, the Company, along with AEE Inc., its working interest partner at the time, performed a workover and recompletion of the Hardy 7-9 well at an aggregate cost of $475,274. The Company’s portion of the recompletion cost was $237,637. The Hardy 7-9 well was returned to production in September 2010.

On May 2, 2011, the Company entered into a participation agreement with Passport Energy Ltd. (“Passport”), pursuant to which Passport agreed to participate in, and fund 38.5% of the drilling costs of, up to two new wells within the Hardy Property in exchange for a 25% working interest in the wells. Eternal Energy and AEE Inc. each agreed to fund 30.75% of the drilling cost of the two new wells and retain a 37.5% working interest in the new wells.

In May 2011, the Company, along with its then working interest partners, AEE Inc. and Passport, successfully drilled and completed the “Hardy 4-16” well, an offset well located within the Hardy Property. The well was fracture stimulated in July 2011 and placed on production during September 2011.

In December 2011, the Company and Passport modified the terms of their existing participation agreement and commenced drilling of the Hardy 14-17 well. Pursuant to the modified participation agreement, the Company and AEE Inc. each agreed to fund 38.45% of the initial drilling and completion costs of the Hardy 14-17 well, with Passport funding the remaining 23.1% of the drilling and completion costs. Upon completion of the well, the Company will own a consolidated 85% working interest in the well, with Passport retaining a 15% working interest.

As of December 31, 2011, the Company owns a 50% working interest in approximately 4,300 net acres held by 6 leases, each of which is scheduled to expire on April 1, 2014.

The net capitalized cost of the Hardy Property as of December 31, 2011 and December 31, 2010 is summarized below:

American Eagle Energy Corporation

Notes to the Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For Each of the Two Years in the Period Ended December 31, 2011

	December 31,	December 31,
	2011	2010
Acquisition costs	$7,012,338	$133,774
Development costs	2,152,553	310,897
	9,164,891	444,671
Cumulative depletion	(183,238)	(104,350)
Net capitalized cost	$8,981,653	$340,321

The Company recognized depletion expense totaling $89,185 and $104,350 for the years ended December 31, 2011 and 2010, respectively, relative to the Hardy Property.

Spyglass Property

For reporting purposes, the Spyglass Property has been redefined to include the historical Spyglass acreage, as well as certain acreage formerly referred to as the Pebble Beach Property.

In 2006, the Company entered into a series of agreements that resulted in the acquisition of a ten percent working interest in a joint venture with Rover. The joint venture was formed to explore and develop certain prospects principally located in Divide County, North Dakota.

As noted in Note 5, the Company sold its working interest in approximately 700 net acres located within the Pebble Beach Property to Rover in April 2010 for cash consideration totaling $1 million. At that time, the sale represented a significant reduction of the full-cost pool that is not subject to amortization. Accordingly, the Company reallocated the costs of the total pool among the properties included within the pool based on relative fair market value at the time of the sale. The Company recognized a $509,934 gain on the sale of the Pebble Beach acreage during the year ended December 31, 2010.

In June 2010, the Company sold half of its 100% working interest in the Hardy Property to AEE Inc. in exchange for a 50% working interest in approximately 6,239 net acres located within Divide County, North Dakota. The Company reclassified 50% of the then-carrying value of its investment in the Hardy Property ($126,029) to the Spyglass Property at the time of the sale. Between June 30, 2010 and May 27, 2011, the Company acquired a 50% working interest in an additional 2,486 net acres at an aggregate cost of $625,557.

Exploratory drilling within the Spyglass Property commenced during the fourth quarter of 2010. During the year ended December 31, 2011, economically recoverable proved reserves were identified within the Spyglass Property. As a result, the Company reassigned its investment in the Spyglass Property to the full-cost pool, subject to amortization.

American Eagle Energy Corporation

Notes to the Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For Each of the Two Years in the Period Ended December 31, 2011

In May 2011, the Company sold a portion of the acreage that it had previously acquired from Rover for net cash consideration totaling $227,079. Because the sale did not represent the disposal of a significant portion of non-amortizable full-cost pool at the time of the sale, the net proceeds received were recorded as a reduction of the full-cost pool, not subject to amortization.

Also in May 27, 2011, the Company and AEE Inc. each sold a 25% working interest in the Spyglass Property to a third party for cash consideration, net of finder’s fees, totaling $3,823,963 each to the Company and to AEE Inc. After reducing the carrying value of the Company’s full-cost pool, subject to amortization, to zero, the Company recognized a gain in the amount of $3,072,377.

In December 2011, the Company sold an additional portion of the property that it had acquired from Rover for net cash consideration totaling $1,889,973. Because the sale did not represent the disposal of a significant portion of amortizable full-cost pool at the time of the sale, the net proceeds received were recorded as a reduction of the full-cost pool, subject to amortization. The net proceeds from the sale were received in January 2012 and are included in the Company’s receivables balance as of December 31, 2011.

As of December 31, 2011, the Company owns a consolidated 50% working interest in approximately 11,521 net acres within the Spyglass Property, which is held by approximately 438 leases, with expiration dates ranging from August 2012 to February 2017.

Benrude Property

As of December 31, 2011, the Company owns a 100% working interest in approximately 743 net acres located in Roosevelt County, Montana. The acreage is held by 32 leases, with expiration dates ranging from December 2012 to July 2015. The Company is planning to conduct a 3-D seismic study of the Benrude Property during 2012, the results of which will be used to determine the Company’s strategy for pursuing the proved reserves assigned to the Benrude Property.

Exploratory Prospects

As of December 31, 2011, the Company has entered into participation agreements in a number of exploratory oil and gas prospects, all which are located within the continental United States. Unproven exploratory prospects are excluded from the amortizable cost pools. Each prospect’s costs are transferred into the amortization base on an ongoing basis as the prospect is evaluated and proved reserves are established or impairment is determined. The Company paid certain amounts upon execution of the agreements and is obligated to share in the drilling costs of certain exploratory wells being drilled in the prospects. The capitalized costs of the exploratory prospects are not subject to amortization because, to date, no proved reserves have been assigned to the individual prospects. The nature of the capitalized costs of the unproven prospects is as follows:

American Eagle Energy Corporation

Notes to the Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For Each of the Two Years in the Period Ended December 31, 2011

			Aggregate
	December 31,		Through
	2011	2010	2009	Total

Acquisition costs	$9,442,209	$386,687	$1,976,054	$11,804,950
Exploration costs	520,967	69,285	136,918	727,170
Reclassifications to the amortizable pool	(758,723)	-	-	(758,723)
Impairments and sales	(2,499,605)	(277,355)	(1,701,222)	(4,478,182)
Total capitalized costs of exploratory prospects	$6,704,848	$178,617	$411,750	$7,295,215

Glacier Prospect

As a result of its acquisition of AEE Inc., the Company owns an undivided 33% working interest in approximately 25,000 net acres located in Toole County, Montana. The acreage is held by approximately 400 leases, with expiration dates ranging from May 2012 to June 2015.

Because no proved reserves have yet been identified, the Glacier Prospect has been assigned to the full-cost pool that is not subject to amortization. Management is currently in the process of developing its exploration strategy relative to the Glacier Prospect. The Company is evaluating the results of nearby wells drilled by other companies in order to make a determination on the future of the Glacier Prospect. The Glacier Prospect is evaluated for impairment during each reporting period. There were no impairments evident as of December 31, 2011.

Sidney North Prospect

As a result of its acquisition of AEE Inc., the Company owns a 100% working interest in oil and gas leases on approximately 399 net acres located in Richland County, Montana (the “Sidney North Prospect”). The acreage is held by approximately 14 leases, with expiration dates ranging from July 2013 to October 2015. The Company’s management is currently evaluating this prospect. No formal determination of the ultimate viability of this prospect is expected during the next twelve months. Management has reviewed the carrying value of this property and determined that no impairment exists as of December 31, 2011.

West Spyglass Prospect

In June, 2011, the Company began acquiring interests in oil and gas leases located in an area adjacent to the existing Spyglass Prospect. The Company’s management refers to the adjacent acreage as the West Spyglass Prospect.

American Eagle Energy Corporation

Notes to the Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For Each of the Two Years in the Period Ended December 31, 2011

The Company sold 75% of its then-working interest in the West Spyglass Prospect to a third party during December 2011. The Company received cash consideration totaling $5,456,548 from the sale. At the time of the sale, the West Spyglass Prospect represented the only prospect included in the portion of the Company’s full-cost pool that was not subject to amortization. After again reducing the carrying value of the full-cost pool, not subject to amortization to zero, the Company recognized a gain on the sale of $3,332,737.

The Company acquired an additional 12.5% working interest in the West Spyglass Prospect as a result of its acquisition of AEE Inc. As of December 31, 2011, the Company owns a 25% working interest in approximately 10,593 net acres located within the West Spyglass Prospect. The net acres are held by 283 leases, with expiration dates ranging from April 2012 to February 2017. The Company’s management is currently evaluating this prospect. No formal determination of the ultimate viability of this prospect is expected during the next twelve months. Management has reviewed the carrying value of this property and determined that no impairment exists as of December 31, 2011.

Exploratory Prospect Cost Summary

The following table summarizes the costs of the Company’s aggregate exploratory activities for all unproven prospects for the year ended December 31, 2011 and the year ended December 31, 2010:

	December 31,	December 31,
	2011	2010

Balance at the beginning of the period	$590,368	$412,797
Additions to exploratory costs	11,407,645	455,972
Disposals	(2,499,605)	(278,401)
Reassignments to the amortizable pool	(2,203,193)	-
Balance at the end of the period	$7,295,215	$590,368

8.	Asset Retirement Obligations

As discussed in Note 5, the Company sold its interest in the West Ranch Property in June 2010. Pursuant to the terms of the sale agreement, the purchaser assumed all future plugging, abandonment and environmental reclamation liabilities associated with the West Ranch wells. Accordingly, the Company removed the asset retirement obligation associated with the West Ranch Property from its books and considered the extinguishment of this debt in calculating the gross gain realized on the sale.

American Eagle Energy Corporation

Notes to the Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For Each of the Two Years in the Period Ended December 31, 2011

The Company has recorded estimated asset retirement obligations for the future plugging and abandonment of wells within the Hardy Property. As of December 31, 2011 and 2010, the consolidated discounted value of the Hardy Property asset retirement obligations was $34,628 and 13,853, respectively.

The Company recognized accretion expense of $1,548 for the year ended December 31, 2011 and 2010 associated with the Hardy Property asset retirement obligations. No such amortization was recorded during 2010 as the asset retirement obligations were initially recorded on December 31, 2010. The projected plugging dates for the Hardy 7-9 and Hardy 4-16 wells are December 2020 and June 2036, respectively.

9.	Income Taxes

The Company recognized income tax expense of $99,291 and $892,112 for the years ended December 31, 2011 and December 31, 2010, respectively. Income tax expense for the years ended December 31, 2011 and 2010 consisted of the following:

	2011	2010
Current income tax expense:
Domestic	$485,137	$-
Foreign	-	892,112
Total current income tax expense	485,137	892,112

Deferred income tax expense (benefit):
Domestic	(523,627)	-
Foreign	137,781	-
Total deferred income tax expense (benefit)	(385,846)	-

Total income tax expense	$99,291	$892,112

In June 2010, the Company remitted $892,112 to the Canadian Revenue Agency in connection with the sale of certain gross overriding royalty interests. Due to uncertainties related to the Company’s future ability to utilize the foreign tax credit created by the payment of these taxes, the Company included this item as a part of the net operating loss deduction in calculating its 2011 estimated income tax provision.

American Eagle Energy Corporation

Notes to the Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For Each of the Two Years in the Period Ended December 31, 2011

Significant components of the Company’s deferred income tax assets and liabilities at December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets:
Foreign tax credits	$-	$892,112
Net operating losses – domestic	-	907,864
Net operating losses – foreign	137,781	-
Stock options	464,428	-
Total deferred tax assets	602,209	1,799,976
Valuation allowance	-	(1,799,976)
Net deferred income tax assets	$602,209	$-

Deferred tax liabilities:
Deferred gain	$591,100	-

Domestic fixed assets	3,061,917	-
Foreign fixed assets	1,401,132	-
Net fixed assets	4,463,049	-

Marketable securities	100,924	-

Deferred tax liabilities	$5,155,073	$-

Net deferred tax liabilities	$4,552,864	$-

Prior to recognizing income for the year ended December 31, 2010, the Company recognized net losses in each fiscal year since inception. Based on the Company’s history of net losses, management believed that it was more likely than not that the net deferred tax assets would not be fully realizable. Accordingly, the Company recorded a full valuation allowance against its deferred tax assets as of December 31, 2010. The Company fully exhausted its net operating loss carryforwards during the year ended December 31, 2011.

American Eagle Energy Corporation

Notes to the Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For Each of the Two Years in the Period Ended December 31, 2011

A reconciliation between the amount of income tax expense for the years ended December 31, 2011 and 2010, determined by applying the appropriate applicable statutory income tax rates, is as follows:

	2011	2010
U.S. Statutory tax expense	$1,620,602	$1,344,093
State income taxes, net of federal benefit	89,071	70,573
Foreign taxes paid	-	892,112
Permanent differences	3,054	937
Change in valuation allowance	(1,799,976)	(1,415,603)
True-up of prior year amounts	324,321	-
Foreign operations	(137,781)	-
Net income tax expense	$99,291	$892,112

Effective tax rate	2.18%	23.62%

10.	Commitments and Contingencies

Drilling Obligations

The Company has the option to participate in the drilling of future exploratory wells related to its working interest in the Spyglass Property, should any such wells be proposed by the other working interest owners. As of December 31, 2011, the Company has elected to participate in 28 wells located within the Spyglass Property. As such, the Company is currently obligated to fund its non-operating working interest portion of the drilling and future operations costs of these wells. The Company’s working interests in the Spyglass wells range from 0.03% to 35.49%. Additional wells could be proposed in the future, at which time the Company may or may not elect to participate in such additional wells.

The Company intends to drill and operate a series of horizontal and/or vertical wells to be located within the Spyglass Property and has contracted for the use of a drilling rig for the foreseeable future. The Company is obligated to pay all costs related to the use of the drilling rig in connection with the drilling of four wells, one of which is currently being completed, one that is currently being drilled and two wells that are waiting to be drilled.

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

American Eagle Energy Corporation

Notes to the Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For Each of the Two Years in the Period Ended December 31, 2011

Lease Obligation

The Company currently leases office space pursuant to the terms of a three-year lease agreement. The original lease agreement was scheduled to expire on December 31, 2011. In September 2011, the Company amended the original lease agreement and extended the term of the lease through December 31, 2014. Future lease payments related to the Company’s office and equipment leases as of December 31, 2011 are as follows:

Amount
2012	$60,933
2013	64,140
2014	67,347
2015	-
2016	-
Total	$192,420

Rent expense for the years ended December 31, 2011 and 2010 totaled $75,735 and $77,674, respectively.

11.	Earnings Per Share

The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the years ended December 31, 2011 and 2010:

	2011	2010

Net income	$4,453,901	$2,884,491

Weighted average number of common shares outstanding	9,143,099	9,436,340
Incremental shares from the assumed exercise of dilutive stock options	3,018,373	297,816
Diluted common shares outstanding	12,161,472	9,734,156

Earnings per share - basic	$0.49	$0.31
Earnings per share - diluted	$0.37	$0.30

American Eagle Energy Corporation

Notes to the Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For Each of the Two Years in the Period Ended December 31, 2011

12.	Equity Transactions

Shares Issued in Connection with the AEE Inc. Merger

As discussed in Note 3, on December 20, 2011, the Company issued 36,476,543 shares of its common stock to legacy AEE Inc. stockholders in order to acquire 100% of the then-outstanding shares of AEE Inc. Because the common stock of both companies is very thinly traded, the Company estimated the fair market value of the shares issued based on an independent valuation. The estimated value of stock that was issued to acquire AEE Inc. was $16,722,975.

Reverse Stock Split

Immediately subsequent to the acquisition of AEE Inc., the Company declared a 1.0-for-4.5 reverse stock split. All historical share and per share information presented below has been restated and presented on a post-reverse-split basis.

Stock Repurchases

In March 2010, the Company’s Board of Directors authorized implementation of a stock repurchase program, pursuant to which the Company was authorized to repurchase up to $500,000 of its then-outstanding common shares at prevailing market prices. During the duration of the program, the Company repurchased and retired 1,015,556 shares of its previously issued and outstanding common stock at an aggregate cost of $328,547 (average repurchase price of $0.32 per share). The Company discontinued the share repurchase program effective November 1, 2010.

Stock Options

During December 2010, 512,889 stock options were exercised by former members of the Company’s management. The transactions were completed as net exercises, resulting in the issuance of 227,961 shares of the Company’s common stock.

In December 2011, the Company granted 975,000 options to purchase shares of the Company’s common stock to certain employees and contractors. The options have a five-year life, are exercisable at a price of $1.18 per share and vest over a two-year period. The Company recognized stock-based compensation expense of $30,614 for the year ended December 31, 2011. No stock-based compensation expense was recognized for the year ended December 31, 2010 as all options outstanding during the year fully vested prior to the January 1, 2010.

American Eagle Energy Corporation

Notes to the Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For Each of the Two Years in the Period Ended December 31, 2011

The stock options granted in December 2011 were valued using the Black-Scholes option pricing model and had a fair market value of $1,325,414 at the time of grant. The assumptions used in the Black-Scholes option pricing model for the stock options granted in December 2011 were as follows:

Risk-free interest rate	0.28%
Expected volatility of common stock	101%
Dividend yield	$0.00
Expected life of options	5 years
Weighted average fair market value of options granted	$0.79

A summary of stock option activity for the years ended December 31, 2011 and December 31, 2010 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contract
	Options	Price	Term

Outstanding at December 31, 2009	1,333,333	$0.23	4.8 years

Options granted	-	-	-
Options exercised	(512,889)	-	-
Options expired	-	-	-
Options forfeited	-	-	-

Outstanding at December 31, 2010	820,444	$0.23	3.8 years

Options granted	975,000	1.18	5.0 years
Options exercised	-	-	-
Options expired	-	-	-
Options forfeited	-	-	-

Outstanding at December 31, 2011	1,795,444	$0.74	4.0 years

Exercisable at December 31, 2011	820,444	$0.23	2.8 years

The options outstanding as of December 31, 2011 and December 31, 2010 have an intrinsic value of $0.56 and $0.23 per share and an aggregate intrinsic value of $1,005,449 and $184,600, respectively.

Shares Reserved for Future Issuance

As of December 31, 2011 and December 31, 2010, the Company had reserved 1,795,444 and 820,444 shares, respectively, for future issuance upon exercise of outstanding options.

American Eagle Energy Corporation

Notes to the Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For Each of the Two Years in the Period Ended December 31, 2011

13.	Related Party Transactions

In June 2010, the Company purchased 500,000 shares of common stock, with attached warrants, of Passport, an entity related by virtue of a common director. The aggregate cost of stock and warrants was $24,733. Each share of common stock purchased included a warrant that enables the Company to purchase an additional share of common stock at a price of $0.05 per share. As a result of its acquisition of AEE Inc., the Company acquired an additional 500,000 shares of Passport’s common stock with attached warrants. As of December 31, 2011 and December 31, 2010, the fair market value of the Company’s investment in Passport was $146,713 and $197,453, respectively.

Passport is a working interest partner with the Company in the Hardy 4-16 and Hardy 14-17 wells. As of December 31, 2011, the Company has a receivable from Passport in the amount of $314,521.

The Company routinely obtains legal services from a firm for whom one of its directors serves as a principal. Fees paid this firm totaled $16,585 and $25,231 for the years ended December 31, 2011 and 2010, respectively.

Historically, the Company has not typically compensated its directors. However, during the year ended December 31, 2011, the Company paid $11,786 to one of its directors for additional services provided in connection with the contemplated acquisition of AEE Inc.

Prior to its acquisition by the Company, AEE Inc. entered into an agreement with Synergy Energy Resources LLC (“Synergy”) for it to provide monthly geological consulting services to AEE Inc. One of the Company’s current directors and one current officer own material ownership interests in Synergy. The Company purchased $7,000 of consulting fees from Synergy during the period from December 20, 2011, the date of acquisition, through December 31, 2011. In addition, a $20,000 performance bonus was paid to an employee of Synergy related to services rendered in connection with the acquisition of AEE Inc.

14.	Subsequent Events

In January 2012, the Company amended its three-year employment agreements with its President and its Chief Operating Officer. The amended employment agreements expire on June 30, 2014. The company also entered into a two-year employment agreement with its Chief Financial Officer that expires on December 31, 2013. In addition to employment benefits commensurate with their positions, the President, Chief Operating Officer and Chief Financial Officer will receive annual compensation totaling $204,000, $204,000 and $150,000, respectively. The employment agreements contain certain buy-out provisions should the Company experience a change of control prior to the expiration of their respective terms.

In January 2012, the Company collected proceeds from the partial sale of its interest in certain Pebble Beach acreage totaling $1,889,674. The proceeds were included in the Company’s receivable balance as of December 31, 2011.

American Eagle Energy Corporation

Notes to the Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For Each of the Two Years in the Period Ended December 31, 2011

In January 2012, the Company sold 100,000 shares of its common stock to a new director. Proceeds from the sale totaled $110,000.

15.	Supplemental Oil and Gas Information (Unaudited)

During the years ended December 31, 2011 and 2010, the Company capitalized the following costs associated with the acquisition, exploration and development of oil and gas properties:

	2011	2010
Acquisition costs	$2,649,493	177,570
Exploration costs	-	-
Development costs	4,502,832	444,671
Total costs	$7,152,325	$622,241

The Company recognized the following revenues and expenses associated with its oil and gas producing activities for the years ended December 31, 2011 and 2010:

	2011	2010
Oil and gas revenues	$864,918	$207,788
Operating expenses	537,122	145,961
Net oil and gas revenues	$327,796	$61,827

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

American Eagle Energy Corporation

Notes to the Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For Each of the Two Years in the Period Ended December 31, 2011

The Company has retained an independent petroleum engineering firm to determine its annual estimate of oil and gas reserves as of December 31, 2011 and 2010. The independent petroleum engineering firm estimated the oil and gas reserves associated with the Company’s Hardy, Spyglass and Benrude Properties using generally accepted industry standards, which include the review of technical data, methods and procedures used in estimating reserves volumes, the economic evaluations and reserves classifications.

The Company believes that the methodologies used by the independent petroleum engineering firm in preparing the relevant estimates comply with current Securities and Exchange Commission standards for such preparing such estimates.

The following table summarizes changes in the Company’s proved oil and gas reserves for the years ended December 31, 2011 and 2010:

	Oil	Gas	Total
	(Barrels)	(Mcf)	(Boe)
For the year ended December 31, 2011:
Balance, beginning of year	198,825	-	198,825
Revisions	22,239	-	22,239
Discoveries	430,920	-	430,920
Purchases of reserves in place	864,584	416,900	934,068
Production	(5,330)	-	(5,330)
Balance, end of year	1,511,238	416,900	1,580,721

Proved developed reserves	274,188	59,892	284,170
Proved undeveloped reserves	1,237,050	357,008	1,296,551
Total proved reserves	1,511,238	416,900	1,580,721

For the year ended December 31, 2010:
Balance, beginning of year	-	-	-
Revisions	-	-	-
Discoveries	-	-	-
Purchases of reserves in place	202,826	-	202,826
Production	(4,001)	-	(4,001)
Balance, end of year	198,825	-	198,825

Proved developed reserves	50,478	-	50,478
Proved undeveloped reserves	148,347	-	148,347
Total proved reserves	198,825	-	198,825

American Eagle Energy Corporation

Notes to the Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For Each of the Two Years in the Period Ended December 31, 2011

Standardized Measure, Including Year-to-Year Changes Therein, of Discounted Future Net Cash Flows

For purposes of the following disclosures, estimates were made of quantities of proved reserves and the periods during which they are expected to be produced. Future cash flows were computed by applying year-end prices, except in those instances where future oil or natural gas sales are covered by physical contract terms providing for higher or lower prices, to the Company’s share of estimated annual future production from proved oil and gas reserves, net of royalties. Future development and production costs were computed by applying year-end costs to be incurred in producing and further developing the proved reserves. Future income tax expenses were computed by applying, generally, year-end statutory tax rates (adjusted for permanent differences, tax credits, allowances and foreign income repatriation considerations) to the estimated net future pre-tax cash flows. The discount was computed by application of a 10 % discount factor. The calculations assumed the continuation of existing economic, operating and contractual conditions at December 31, 2011.

Standardized Measure of Discounted Future Net Cash Flows

	At December 31,
	2011	2010
Future cash flows	$132,047,257	$5,350,175
Future costs:
Production costs	(28,976,839)	(1,215,802)
Development costs	(15,273,800)	(930,000)
Income taxes	(31,309,370)	-
Future net cash flows	56,487,248	3,204,373
Ten percent discount factor	(31,265,211)	(1,265,320)
Standardized measure of discounted future net cash flows	$25,222,037	$1,939,053

American Eagle Energy Corporation

Notes to the Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For Each of the Two Years in the Period Ended December 31, 2011

The following table summarizes the changes in the Company’s standardized measure of discounted future net cash flows for the years ended December 31, 2011 and 2010:

	2011	2010
Extensions and discoveries	$10,865,465	$-
Net changes in sales prices and production costs	370,076	-
Oil and gas sales, net of production costs	(329,420)	(133,303)
Change in estimated future development costs	(710,348)	-
Revision of quantity estimates	999,954	-
Purchases of mineral interests	17,700,515	2,072,356
Additions of mineral interests due to merger	14,176,308	-
Previously estimated development costs incurred in the current period	1,640,348	-
Changes in production rates, timing and other	(5,455,760)	-
Changes in income taxes	(16,258,320)	-
Accretion of discount	287,166	-
Net increase	23,285,984	1,939,053
Standardized measure of discounted future cash flows:
Beginning of year	1,939,053	-
End of year	$25,225,037	$1,939,053

Assumed prices used to calculate future cash flows

	At December 31,
	2011	2010
Oil price per barrel	$86.47		$76.87
Gas price per mcf	$3.29	$	N/A

