Form 10-Q
period 2012-03-31
AMERICAN EAGLE ENERGY Corp
filed 2012-05-21
CIK 1282613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

 Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

45,842,778 shares of common stock issued and outstanding at May 15, 2012.

INDEX

A Note About Forward Looking Statements	1

PART I - FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements (Unaudited)	2

Condensed Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011	F-2

Condensed Consolidated Statements of Comprehensive Income for the Three-Month Periods Ended March 31, 2012 and 2011 (Unaudited)	F-3

Condensed Consolidated Statements of Stockholders’ Equity for the Three-Month Period Ended March 31, 2012) and the Year Ended December 31, 2011 (Unaudited)	F-5

Condensed Consolidated Statements of Cash Flows for the Three-Month Periods Ended March 31, 2012 and 2011 (Unaudited)	F-6

Notes to the Condensed Consolidated Financial Statements (Unaudited)	F-7

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 4 - Controls and Procedures	14

PART II - OTHER INFORMATION

Item 6 – Exhibits	15

Signatures	19

A Note About Forward Looking Statements

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

1

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Eagle Energy Corporation

Condensed Consolidated Financial Statements

As of March 31, 2012, December 31, 2011 and

For the Three-Month Periods Ended March 31, 2012 and 2011

2

American Eagle Energy Corporation

Index to the Condensed Consolidated Financial Statements

As of March 31, 2012, December 31, 2011 and

For the Three-Month Periods Ended March 31, 2012 and March 31, 2011

Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011(Unaudited)	F-2

Condensed Consolidated Statements of Income and Comprehensive Income for the Three-Month Periods Ended March 31, 2012 and 2011 (Unaudited)	F-3

Condensed Consolidated Statements of Stockholders’ Equity for the Three-Month Period Ended March 31, 2012) and the Year Ended December 31, 2011 (Unaudited)	F-5

Condensed Consolidated Statements of Cash Flows for the Three-Month Periods Ended March 31, 2012 and 2011 (Unaudited)	F-6

Notes to the Consolidated Financial Statements (Unaudited)	F-7

American Eagle Energy Corporation

Condensed Consolidated Balance Sheets

As of March 31, 2012 and December 31, 2011

	March 31,	December 31
	2012	2011
Current assets:
Cash	$7,125,082	$12,151,309
Trade receivables	3,925,224	3,105,079
Receivables from related parties	274,645	314,521
Prepaid expenses	89,197	45,690

Total current assets	11,414,148	15,616,599

Equipment and leasehold improvements, net of accumulated depreciation and amortization of $163,066 and $156,744, respectively	112,171	19,823
Oil and gas properties, under the full cost method – subject to amortization, net of accumulated depletion of $473,714 and $183,238, respectively	23,698,157	15,798,307
Oil and gas properties, under the full cost method – not subject to amortization	7,663,223	7,295,215
Marketable securities	1,086,882	1,107,721
Marketable securities of related party	250,228	146,713
Restricted cash	51,500	51,500
Deposits	5,345	5,345

Total assets	$44,281,654	$40,041,223

Current liabilities:

Accounts payable	$11,529,320	$6,002,204
Amounts due to working interest partners	2,233,267	2,233,267
Accrued income taxes	375,137	1,460,137

Total current liabilities	14,137,724	9,695,608

Asset retirement obligation	35,500	34,628
Deferred taxes	4,272,643	4,552,864
Total liabilities	18,445,867	14,283,100

Commitments and contingencies (Note 8)	-	-

Stockholders’ equity:
Common stock, $.001 par value, 194,444,444 shares authorized, 45,842,782 and 45,588,948 shares outstanding	45,843	45,589
Additional paid-in capital	26,258,359	25,948,311
Accumulated other comprehensive income	306,144	180,447
Accumulated deficit	(774,559)	(416,224)

Total stockholders’ equity	25,835,787	25,758,123

Total liabilities and stockholders’ equity	$44,281,654	$40,041,223

The accompanying notes are an integral part of the condensed consolidated financial statements.

American Eagle Energy Corporation

Condensed Consolidated Statements of Income and Comprehensive Income

For the Three-Month Periods Ended March 31, 2012 and 2011

	2012	2011

Oil and gas sales	$1,225,579	$39,103

Operating expenses:
Oil and gas operating expenses	406,556	48,532
General and administrative expenses	1,178,692	555,982
Depreciation, depletion and amortization	296,797	15,559
Total operating expenses	1,882,045	620,073

Total operating loss	(656,466)	(580,970)

Interest income	3,403	1,368
Dividend income	17,281	15,056
Interest expense	(182)	-

Loss before taxes	(635,964)	(564,546)

Income tax (expense) benefit	277,629	-

Net loss	$(358,335)	$(564,546)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.06)

Weighted average number of shares outstanding:
Basic and diluted	45,639,327	9,112,405

F-3

American Eagle Energy Corporation

Condensed Consolidated Statements of Income and Comprehensive Income

For the Three-Month Periods Ended March 31, 2012 and 2011

	2012	2011

Net loss	$(358,335)	$(564,546)

Other comprehensive (loss) income:
Unrealized gains on securities, net of tax	125,697	74,193

Comprehensive loss	$(232,638)	$(490,353)

The accompanying notes are an integral part of the condensed consolidated financial statements.

American Eagle Energy Corporation

Consolidated Statements of Stockholders’ Equity

For the Three-Month Period Ended March 31, 2012 and the Year Ended December 31, 2011

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders
	Shares	Amount	Capital	Income	Deficit	Equity

Balance, December 31, 2010	9,112,405	$9,112	$9,231,199	$415,463	$(4,870,125)	$4,785,649

Shares issued during acquisition	36,476,543	36,477	16,686,498	-	-	16,722,975
Stock based compensation	-	-	30,614	-	-	30,614
Unrealized loss on securities, net of tax	-	-	-	(235,016)	-	(235,016)
Net income	-	-	-	-	4,453,901	4,453,901

Balance, December 31, 2011	45,588,948	45,589	25,948,311	180,447	(416,224)	25,758,123

Stock based compensation	-	-	165,677	-	-	165,677
Shares issued in private placement	100,000	100	109,900	-	-	110,000
Shares issued from exercise of stock options	153,834	154	34,471	-	-	34,625
Unrealized gains on securities, net of tax	-	-	-	125,697	-	125,697
Net loss	-	-	-	-	(358,335)	(358,335)

Balance, March 31, 2012	45,842,782	$45,843	$26,258,359	$306,144	$(774,559)	$25,835,787

The accompanying notes are an integral part of the condensed consolidated financial statements.

American Eagle Energy Corporation

Condensed Consolidated Statements of Cash Flows

For the Three-Month Periods Ended March 31, 2012 and 2011

	2012	2011

Cash flows provided by operating activities:

Net loss	$(358,335)	$(564,546)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash transactions:
Stock-based compensation	165,677	-
Depreciation, depletion and amortization	296,797	15,559
Accretion of discount on asset retirement obligation	872	349
Provision for deferred income taxes	(280,221)	-
Foreign currency translation losses	43,021	-
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(43,507)	16,439
(Increase) decrease in trade receivables	(820,144)	111,896
Increase in accounts payable	5,527,116	568,753
Decrease in income taxes payable	(1,085,000)	-
Decrease in receivables from related parties	39,876	594,658

Net cash provided by operating activities	3,486,152	743,108

Cash flows used for investing activities:

Additions to oil and gas properties	(8,558,334)	(851,673)
Additions to office equipment and leasehold improvements	(98,670)	(287)
Proceeds from sale of office equipment	-	700

Net cash used for investing activities	(8,657,004)	(851,260)

Cash flows provided by financing activities:

Proceeds from sale of stock to a director	110,000	-
Proceeds from the exercise of stock options	34,625	-

Net cash provided by financing activities	144,625	-

Net decrease in cash	(5,026,227)	(108,152)

Cash - beginning of period	12,151,309	2,400,362

Cash - end of period	$7,125,082	$2,292,210

The accompanying notes are an integral part of the condensed consolidated financial statements.

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of March 31, 2012, December 31, 2011 and

For the Three-Month Periods Ended March 31, 2012 and 2011

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

The Company engages in the acquisition, exploration, development and producing of oil and gas properties. At March 31, 2012, the Company had entered into participation agreements related to oil and gas exploration projects in the Spyglass Property and West Spyglass Prospect, located in Divide County, North Dakota, and Sheridan County, Montana and the Hardy Property, located in southeastern Saskatchewan, Canada. In addition, the Company owns working interests in mineral leases located in Richland, Roosevelt and Toole Counties in Montana.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, American Eagle Energy Inc., EERG Energy ULC (Canadian) and AEE Canada Inc. (Canadian). All material intercompany accounts, transactions and profits have been eliminated.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the condensed results for the interim periods. Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

In December 2011, the Company announced a 1.0-for-4.5 reverse stock split. As a result, all share and per share information included in these consolidated financial statements has been presented on a post-reverse-split basis.

Certain amounts presented in the prior year financial statements have been renamed or reclassified in order to conform to the current period presentation. Such reclassifications had no effect on net loss.

Concentration of Credit Risk

At March 31, 2012, the Company had $6,877,069 on deposit that exceeded the United States (FDIC) federally insurance limit of $250,000 per bank.

Foreign Currency Adjustments

The functional currency of the Company’s Canadian subsidiaries is the US Dollar. All transactions are translated using historical exchange rates. Gains and losses resulting from foreign currency transactions are included in the Company’s results of operations. The Company’s wholly-owned subsidiary, EERG Energy ULC, which holds title to the Company’s Canadian assets and operates the Hardy Property wells, routinely, conducts transactions denominated in Canadian Dollars. The Company recognized exchange losses totaling $45,020 and $6,947 for the three-month periods ended March 31, 2012 and 2011, respectively.

Restricted Cash

At March 31, 2012 and December 31, 2011, the Company had $51,500 of restricted cash. The restricted cash consists of cash bonds required by the State of North Dakota in order to pursue future drilling in the state. The cash is held in custody by the issuing bank in the form of certificates of deposit and is restricted as to withdrawal or use. Interest income earned from the certificates of deposit is paid to the Company upon maturation of the certificates of deposit. The certificates of deposit have six-month terms. However, it is the Company’s intention to renew the certificates of deposit upon maturation and to leave the cash bond in place for the foreseeable future. Accordingly, the restricted cash has been classified as a non-current asset.

Receivables

At March 31, 2012, the Company has determined that all receivable balances are fully collectible and, accordingly, no allowance for doubtful accounts has been recorded.

Stock-Based Compensation

The Company measures compensation cost for all stock-based awards at fair value on the date of grant and recognizes compensation expense in its statements of operations over the service period that the awards are expected to vest. The Company has elected to recognize compensation cost for all options with graded vesting on a straight-line basis over the vesting period of the entire option. The Company recognized stock-based compensation expense of $165,677 and $0 for the three-month periods ended March 31, 2012 and 2011, respectively.

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

The fair value measurements of the Company’s financial instruments at March 31, 2012 and December 31, 2011 were as follows:

March 31, 2012	Level 1	Level 2	Level 3	Total
Cash & equivalents	$7,125,082	$-	$-	$7,125,082
Marketable securities	1,086,882	-	-	1,086,882
Marketable securities – related party	-	250,228	-	250,228
Restricted cash	51,500	-	-	51,500
	$8,263,464	$250,228	$-	$8,513,692

December 31, 2011
Cash & equivalents	$12,151,309	$-	$-	$12,151,309
Marketable securities	1,107,721	-	-	1,107,721
Marketable securities - related party	-	146,713	-	146,713
Restricted cash	51,500	-	-	51,500
	$13,310,530	$146,713	$-	$13,457,243

The Company uses level 2 inputs to determine the fair value of its marketable securities - related party, which consists of common stock and warrants in an entity which is traded on the Canadian National Stock Exchange. The warrants are valued using the Black Scholes Option Pricing Model which includes a calculation of historical volatility of the stock.

Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed in the same way as basic earnings per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued that were dilutive. Diluted loss per common share for the three-month periods ended March 31, 2012 and 2011 is computed in the same way as basic loss per common share, as the inclusion of additional common shares that would be outstanding if all potential common shares had been issued would be anti-dilutive. See Note 9 for the calculation of basic and diluted weighted average common shares outstanding for the three-month periods ended March 31, 2012 and 2011.

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

The financial liabilities assumed consisted of trade payables and accrued liabilities totaling $3,300,491, amounts due to the Company totaling $251,081 and long-term asset retirement obligations totaling $17,314 and current income taxes payable totaling $975,000. In addition, the Company recorded a deferred tax liability in the amount of $4,837,786, which represents the future tax effects of the fair market value adjustments applied to the assets of AEE Inc. upon acquisition.

Supplemental Pro Forma Information (Unaudited)

Had the merger transaction occurred effective January 1, 2011, the Company’s consolidated financial statements for the three-month period ended March 31, 2011 would have been as follows (unaudited):

	Revenue	Net Loss

2011 supplemental pro forma information	$75,143	$(961,059)

The following assumptions were used to prepare the supplemental pro forma financial information presented above:

•	No adjustments were made to reflect economies of scale or other potential cost savings that may have been achieved had the merger occurred on January 1, 2011.

•	No adjustments were made relative to alternative financing strategies that may have been implemented on a combined entity basis.

•	The estimated fair market value of AEE Inc.’s oil and gas properties, subject to amortization, is based on the net present value of future cash flows from proven reserves as of December 31, 2011, as calculated by an independent, third-party engineering firm.

•	The estimated fair market values of AEE Inc.’s oil and gas properties, not subject to amortization, were determined based on prevailing lease prices associated with acreage located in close proximity to the acquired properties and/or the Company’s recent acreage purchase transactions as of or near to December 20, 2011.

4.	Marketable Securities

Available-for-sale marketable securities at March 31, 2012 and December 31, 2011 consist of the following:

		Gains in	Losses in
		Accumulated	Accumulated
	Estimated	Other	Other
	Fair	Comprehensive	Comprehensive
	Value	Income	Income
March 31, 2012
Noncurrent assets:
Common stock	$1,086,882	$211,909	$-
Common stock and warrants - related party	250,228	152,138	-
Total available-for-sale marketable securities	$1,337,110	$364,047	$-

December 31, 2011
Noncurrent assets:
Common stock	$1,107,721	$232,748	$-
Common stock and warrants - related party	146,713	48,623	-
Total available-for-sale marketable securities	$1,254,434	$281,371	$-

The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market. Warrants to purchase common stock are valued using the Black-Scholes Option Pricing Model, with the following assumptions;

Risk-free interest rate	0.21%
Expected volatility of common stock	223%
Dividend yield	$0.00
Expected life of warrants	0.5 years

There were no sales of marketable securities for the years ended December 31, 2011 or 2010.

5.	Equipment and Leasehold Improvements

The following is a summary of equipment and improvements, at cost, as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2012
Office equipment	$129,700	$129,057
Computer equipment	98,027
Leasehold improvements	47,510	47,510

Total equipment and improvements	275,237	176,567
Less: accumulated depreciation and amortization	(163,066)	(156,744)
Equipment and improvements, net	$112,171	$19,823

Depreciation and amortization expense for the three-month periods ended March 31, 2012 and 2011 was $6,322 and $2,526, respectively.

6.	Oil and Gas Properties

As of March 31, 2012 and December 31, 2011, net costs included in the Company’s full-cost pool cost centers are as follows:

	March 31, 2012		December 31, 2011
	Amortizable	Non-Amortizable	Amortizable	Non-Amortizable
United States	$12,100,424	$7,663,223	$6,816,654	$7,295,215
Canada	11,597,733	-	8,981,653	-
Total	$23,698,157	$7,663,223	$15,798,307	$7,295,215

Hardy Property

As of March 31, 2012, the Company owns a 50% working interest in approximately 4,300 net acres held by 6 leases, each of which is scheduled to expire on April 1, 2014.

The net capitalized cost of the Hardy Property as of March 31, 2012 and December 31, 2011 is summarized below:

	March 31,	December 31,
	2012	2011
Acquisition costs	$7,012,338	$7,012,338
Development costs	4,958,852	2,152,553
	11,971,190	9,164,891
Cumulative depletion	(373,457)	(183,238)
Net capitalized cost	$11,597,733	$8,981,653

The Company recognized depletion expense totaling $190,218 and $13,033 for the three-month periods ended March 31, 2012 and 2011, respectively, relative to the Hardy Property.

Spyglass Property

As of March 31, 2012, the Company owns a consolidated 50% working interest in approximately 11,521 net acres within the Spyglass Property, which is held by approximately 438 leases, with expiration dates ranging from August 2012 to February 2017.

Benrude Property

As of March 31, 2012, the Company owns a 100% working interest in approximately 743 net acres located in Roosevelt County, Montana. The acreage is held by 32 leases, with expiration dates ranging from December 2012 to July 2015. The Company is planning to conduct a 3-D seismic study of the Benrude Property during 2012, the results of which will be used to determine the Company’s strategy for pursuing the proved reserves assigned to the Benrude Property.

Exploratory Prospects

As of March 31, 2012, the Company has entered into participation agreements in a number of exploratory oil and gas prospects, all which are located within the continental United States. Unproven exploratory prospects are excluded from the amortizable cost pools. Each prospect’s costs are transferred into the amortization base on an ongoing basis as the prospect is evaluated and proved reserves are established or impairment is determined. The Company paid certain amounts upon execution of the agreements and is obligated to share in the drilling costs of certain exploratory wells being drilled in the prospects. The capitalized costs of the exploratory prospects are not subject to amortization because, to date, no proved reserves have been assigned to the individual prospects. The nature of the capitalized costs of the unproven prospects is as follows:

	YTD		Aggregate
	March 31,		Through
	2012	2011	2010	Total

Acquisition costs	$368,008	$9,442,209	$2,362,741	$12,172,958
Exploration costs	-	520,967	206,203	727,170
Reclassifications to the amortizable pool	-	(758,723)	-	(758,723)
Impairments and sales	-	(2,499,605)	(1,978,577)	(4,478,182)
Total capitalized costs of exploratory prospects	$368,008	$6,704,848	$590,367	$7,663,223

Glacier Prospect

As of March 31, 2012, the Company owns an undivided 33% working interest in approximately 25,000 net acres located in Toole County, Montana. The acreage is held by approximately 400 leases, with expiration dates ranging from May 2012 to June 2015.

Because no proved reserves have yet been identified, the Glacier Prospect has been assigned to the full-cost pool that is not subject to amortization. Management is currently in the process of developing its exploration strategy relative to the Glacier Prospect. The Company is evaluating the results of nearby wells drilled by other companies in order to make a determination on the future of the Glacier Prospect. The Glacier Prospect is evaluated for impairment during each reporting period. There were no impairments evident as of March 31, 2012.

Sidney North Prospect

As of March 31, 2012, the Company owns a 100% working interest in oil and gas leases on approximately 399 net acres located in Richland County, Montana (the “Sidney North Prospect”). The acreage is held by approximately 14 leases, with expiration dates ranging from July 2013 to October 2015. The Company’s management is currently evaluating this prospect. No formal determination of the ultimate viability of this prospect is expected during the next twelve months. Management has reviewed the carrying value of this property and determined that no impairment exists as of March 31, 2012.

West Spyglass Prospect

As of March 31, 2012, the Company owns a 25% working interest in approximately 10,593 net acres located within the West Spyglass Prospect. The net acres are held by 283 leases, with expiration dates ranging from April 2012 to February 2017. The Company’s management is currently evaluating this prospect. No formal determination of the ultimate viability of this prospect is expected during the next twelve months. Management has reviewed the carrying value of this property and determined that no impairment exists as of March 31, 2012.

Exploratory Prospect Cost Summary

The following table summarizes the costs of the Company’s aggregate exploratory activities for all unproven prospects for the three-month period ended March 31, 2012 and the year ended December 31, 2011:

	March 31,	December 31,
	2012	2011

Balance at the beginning of the period	$7,295,215	$590,368
Additions to exploratory costs	368,008	11,407,645
Disposals	-	(2,499,605)
Reassignments to the amortizable pool	-	(2,203,193)
Balance at the end of the period	$7,663,223	$7,295,215

7.	Asset Retirement Obligations

The Company has recorded estimated asset retirement obligations for the future plugging and abandonment of wells within the Hardy Property. As of March 31, 2012 and December 31, 2011, the consolidated discounted value of the Hardy Property asset retirement obligations was $35,500 and $34,628, respectively.

The Company recognized accretion expense of $872 and $349 for the three-month periods ended March 31, 2012 and 2011 associated with the Hardy Property asset retirement obligations. The projected plugging dates for the Hardy 7-9 and Hardy 4-16 wells are December 2020 and June 2036, respectively.

8.	Commitments and Contingencies

Drilling Obligations

The Company has the option to participate in the drilling of future exploratory wells related to its working interest in the Spyglass Property, should any such wells be proposed by the other working interest owners. As of March 31, 2012, the Company has elected to participate in 28 wells located within the Spyglass Property. As such, the Company is currently obligated to fund its non-operating working interest portion of the drilling and future operations costs of these wells. The Company’s working interests in the Spyglass wells range from 0.03% to 35.49%. Additional wells could be proposed in the future, at which time the Company may or may not elect to participate in such additional wells.

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

Employment Agreement

In January 2012, the Company amended its three-year employment agreements with its President and Chief Operating Officer and entered into new, two-year employment agreements with its Chief Financial Officer. In addition to employment benefits commensurate with their positions, the President, Chief Operating Officer and Chief Financial Officer will receive annual compensation totaling $204,000, $204,000 and $150,000, respectively. The employment agreements contain certain buy-out provisions should the Company experience a change of control prior to the expiration of their respective terms.

Lease Obligation

The Company currently leases office space pursuant to the terms of a three-year lease agreement. The original lease agreement was scheduled to expire on December 31, 2011. In September 2011, the Company amended the original lease agreement and extended the term of the lease through December 31, 2014. Future lease payments related to the Company’s office and equipment leases as of March 31, 2012 are as follows:

Amount
2012 (remainder)	$45,700
2013	64,140
2014	67,347
2015	-
2016	-
Total	$177,187

Rent expense for the three-month periods ended March 31, 2012 and 2011 totaled $24,838 and $19,418, respectively.

9.	Loss Per Share

Because the Company recognized net losses for three-month periods ended March 31, 2012 and 2011, diluted loss per common share for the periods is computed in the same way as basic loss per common share, as the inclusion of additional common shares that would be outstanding if all potential common shares had been issued would be anti-dilutive. The following is a reconciliation of the number of shares used in the calculation of basic and diluted loss per share for the three-month periods ended March 31, 2012 and 2011:

F-17

	2012	2011

Net income	$(358,335)	$(564,546)

Weighted average number of common shares outstanding	45,639,327	9,112,405
Incremental shares from the assumed exercise of dilutive stock options	-	-
Diluted common shares outstanding	45,639,327	9,112,405

Earnings per share – basic and diluted	$(0.01)	$(0.06)

10.	Equity Transactions

Reverse Stock Split

In December 2011, the Company declared a 1.0-for-4.5 reverse stock split. All historical share and per share information presented below has been restated and presented on a post-reverse-split basis.

Stock Issuances

In January 2011, the Company issued 100,000 shares of its common stock to one of its directors in exchange for cash consideration totaling $110,000.

In March 2011, the Company issued 153,834 shares of its common stock to one of its directors in connection with the exercise of stock options. Cash consideration received upon the exercise of the stock options totaled $36,425.

Stock Options

In January 2012, the Company granted 175,000 options to purchase shares of its common stock to certain employees. The stock options were valued using the Black-Scholes option pricing model and had a fair market value of $1,325,414 at the time of grant. The assumptions used in the Black-Scholes option pricing model for the stock options granted in January 2012 were as follows:

Risk-free interest rate	0.28%
Expected volatility of common stock	101%
Dividend yield	$0.00
Expected life of options	5 years
Weighted average fair market value of options granted	$0.79

A summary of stock option activity for the three-month period ended March 31, 2012 and the year ended December 31, 2011 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contract
	Options	Price	Term

Outstanding at December 31, 2010	820,444	$0.23	3.8 years

Options granted	975,000	1.18	5.0 years
Options exercised	-	-	-
Options expired	-	-	-
Options forfeited	-	-	-

Outstanding at December 31, 2011	1,795,444	$0.74	4.0 years

Options granted	175,000	1.18	5.0 years
Options exercised	(153,834)	0.05	3.8 years
Options expired	-	-	-
Options forfeited	-	-	-

Outstanding at March 31, 2012	1,816,610	$0.74	3.7 years

Exercisable at March 31, 2012	666,610	$0.23	2.5 years

Options outstanding as of March 31, 2012 and December 31, 2011 that have an exercise price that is lower than the prevailing market price were deemed to have an intrinsic value of $0.73 and $1.08 per share, resulting in an aggregate intrinsic value of $486,625 and $886,080, respectively.

The Company recognized stock-based compensation expense of $165,677 and $0 for the three-month periods ended March 31, 2012 and 2011, respectively, related to stock options that were granted during December 2011 and January 2012.

Shares Reserved for Future Issuance

As of March 31, 2012 and December 31, 2011, the Company had reserved 1,816,610 and 1,795,444 shares, respectively, for future issuance upon exercise of outstanding options.

11.	Related Party Transactions

Passport Energy Ltd. is a working interest partner with the Company in the Hardy 4-16 and Hardy 14-17 wells. As of March 31, 2012, the Company had received a drilling advance from Passport in the amount of $766,035 and had billed Passport $314,521 related to its working interest in the Hardy Property.

The Company routinely obtains legal services from a firm for whom one of its directors serves as a principal. Fees paid to this firm totaled $5,206 and $1,365 for the three-month periods ended March 31, 2012 and 2011, respectively.

Prior to its acquisition by the Company, AEE Inc. entered into an agreement with Synergy Energy Resources LLC (“Synergy”) for it to provide monthly geological consulting services to AEE Inc. One of the Company’s current directors and one current officer own material ownership interests in Synergy. The Company purchased $42,000 and $0 of consulting fees from Synergy during the three-month period ended December 31, 2012 and 2011, respectively

12.	Subsequent Events

In April 2012, we entered into a Carry Agreement with a third-party working interest partner, pursuant to which (i) that partner agreed to fund 100% of our working interest share of the drilling and completion costs of up to six new oil and gas wells within our Spyglass Property and (ii) we will convey, for a limited duration, 50% of our working interest in the pre-payout revenues of each carried well to that partner. If payout has not occurred within two years of the commencement date for such well, then the temporary assignment is to increase to 100% for years three through payout. Once payout has occurred (112% of the costs on a well-by-well basis), our respective working interests in the revenues from each carried well will revert to our original working interests in each such well. The Carry Agreement relieves us of approximately $12 million in what our working interest share of the drilling and completion costs of such six wells would have been. We expect that it will significantly strengthen our working capital position and allow us to pursue our short-term drilling program vigorously.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties, including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions, further changes in our business direction or strategy, competitive factors, oil and gas exploration uncertainties, and an inability to attract, develop, or retain technical, consulting, or managerial agents or independent contractors. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report, except as required by law; we are not obligated to release publicly any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report or to reflect the occurrence of unanticipated events.

Industry Outlook

The petroleum industry is highly competitive and subject to significant volatility due to numerous market forces. Crude oil and natural gas prices are affected by market fundamentals such as weather, inventory levels, competing fuel prices, overall demand, and the availability of supply.

Worldwide oil prices reached historical highs during the last half of 2008, before tumbling amid worldwide economic crisis. Oil prices stabilized during 2009 and remained stable throughout 2010. Since December 31, 2010, oil prices increased rapidly, topping $100 per barrel in mid-March 2011 and again in March 2012.

Oil prices cannot be predicted with any certainty and have significantly affected profitability and returns for upstream producers. Historically, crude oil prices have averaged approximately $84 per barrel over the past five years, per the New York Mercantile Exchange (“NYMEX”). However, during that time, oil prices have experienced wide fluctuations in prices, ranging from $37 per barrel to $145 per barrel, with the median price of $82 per barrel. Oil prices averaged approximately $103 and $94 during the three-month periods ended March 31, 2012 and 2011, respectively.

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

Our Company was incorporated in the State of Nevada under the name “Golden Hope Resources Corp.” on July 25, 2003 and is engaged in the acquisition, exploration, and development of natural resource properties of merit. On November 7, 2005, we filed documents with the Nevada Secretary of State to change our name to “Eternal Energy Corp.” by way of a merger with our wholly-owned subsidiary, Eternal Energy Corp., which was formed solely to facilitate the name change. In December 2011, we again filed documents with the Nevada Secretary of state to change our name to “American Eagle Energy Corporation” in conjunction with our acquisition of, and merger with, American Eagle Energy Inc. (“AEE Inc.”).

Since our inception, we have entered into participation agreements related to oil and gas exploration projects throughout the continental United States, including Colorado, Montana, Nevada, North Dakota, Texas, and Utah, as well as in the province of Saskatchewan, Canada, and areas located in the North Sea. As of March 31, 2012, we are actively engaged in exploration activities within the Spyglass Property, located in Divide County, North Dakota, within the Benrude Property, located in Roosevelt County, Montana and within the Hardy Property, located in southeastern Saskatchewan, Canada. In addition, we own undeveloped acreage interests in the Glacier Prospect, located in Toole County, Montana, the Sidney North Prospect, located in Richland County, Montana and the West Spyglass Prospect, located in an area adjacent to our Spyglass Property in Divide County, North Dakota and Sheridan County, Montana.

Our current operations consist of nine full-time employees and one paid consultant, who provides land management services on a contract basis.

Oil & Gas Wells

As of March 31, 2012, the Company has elected to participate in the drilling of 28 wells within the Spyglass Property. The Company’s consolidated working interests in these wells ranges from 0.03% to 35.49%. The Spyglass Property is evaluated for impairment annually. There were no impairments evident as of March 31, 2012.

A summary of the Company’s working interest in the Spyglass wells and the status of each well as of March 31, 2012 is as follows:

Well Name	Operator	Working Interest	Actual or Anticipated Spud Date	Current Status
Aarestad 4-34H-160N-97W	North Plains Energy, LLC	0.63%	November 1, 2010	Producing
Adams 2-18H	SM Energy Company	18.52%	April 20, 2012	Waiting to spud
Bagley 4-30H-163N-100W	SM Energy Company	3.87%	April 3, 2011	Producing
Blazer 2-11-163N-98W	Samson Resources Company	0.94%	February 12, 2011	Producing
Christianson 15-12	American Eagle Energy Corporation	35.49%	January 11, 2012	Completing
Cody 16-11	American Eagle Energy Corporation	31.20%	March 22, 2012	Drilling
Coplan	American Eagle Energy Corporation	12.86%	April 25, 2012	Waiting to spud
Denali 13-21-163N-98W	Samson Resources Company	0.03%	December 23, 2010	Producing
Gerhardsen 1-10H-160N-97W	Continental Resources, Inc.	2.37%	January 12, 2011	Producing
Gulbranson 2-11H-	SM Energy Company	11.34%	May 25, 2012	Waiting to spud

Well Name	Operator	Working Interest	Actual or Anticipated Spud Date	Current Status
Jurasin 32-29	Crescent Point Energy Corp.	0.61%	October 15, 2011	Shut-in
Lancaster 2-1-162N-101W	Crescent Point Energy Corp.	6.23%	July 1, 2011	Completing
Legaard 4-25H-163N-101W	SM Energy Company	3.69%	July 19, 2011	Producing
Montclair 1-12	Samson Resources Company	1.60%	November 7, 2011	Producing
Mustang 7-6-163N-98W	Samson Resources Company	0.32%	April 25, 2011	Producing
Nielsen 1-12H-160N-97W	Continental Resources, Inc.	0.46%	December 21, 2010	Producing
Nomad 6-7-163N-99W	Samson Resources Company	14.47%	October 26, 2011	Producing
Olson 15-22	Baytex Energy USA	0.78%	August 11, 2011	Producing
Reistad 1-1-162N-102W	Murex Petroleum Corporation	8.62%	February 28, 2011	Waiting on completion
Ridgeway 25-36-163N-101W	Crescent Point Energy Corp.	1.88%	August 15, 2011	Shut-in
Riede 4-14H-163N-100W	SM Energy Company	0.34%	January 30, 2011	Producing
Thomte 8-5-163N-99W	Samson Resources Company	3.18%	August 22, 2011	Producing
Titan 36-25	Samson Resources Company	0.81%	October 8, 2011	Producing

Well Name	Operator	Working Interest	Actual or Anticipated Spud Date	Current Status
Torgeson 1-15H-163N-100W	SM Energy Company	4.38%	March 6, 2011	Producing
Wolter 1-28H-163N-100W	SM Energy Company	1.30%	November 27, 2010	Producing
Wolter 13-9H-163N-100W	SM Energy Company	5.92%	June 26, 2011	Producing
Wolter 15-8	SM Energy Company	1.54%	November 20, 2011	Producing
Yukon 12-1-163N-98W	Samson Resources Company	1.25%	February 28, 2011	Producing

Well Summary

The following tables summarize the Company’s wells and drilling activity for the three-month period ended March 31, 2012 and the year ended December 31, 2011:

	Three-Months Ended		Year Ended
	March 31, 2012		December 31, 2011
	U.S.	Canada	U.S.	Canada

Gross exploratory wells:

Beginning of period	-	-	-	-
Purchased / acquired	-	-	-	-
Drilled	-	-	-	-
Abandoned	-	-	-	-
End of period	-	-	-	-

Gross development wells:

Beginning of period	21.00	2.00	-	1.00
Purchased / acquired	-	-	-	-
Drilled	-	-	21.00	1.00
Abandoned	-	-	-	-
End of period	21.00	2.00	21.00	2.00

	Three-Months Ended		Year Ended
	March 31, 2012		December 31, 2011
	U.S.	Canada	U.S.	Canada

Net exploratory wells:

Beginning of period	-	-	-	-
Purchased / acquired	-	-	-	-
Drilled	-	-	-	-
Abandoned	-	-	-	-
End of period	-	-	-	-

Net development wells:

Beginning of period	0.50	1.75	-	1.00
Purchased / acquired	-	-	-	-
Drilled	-	-	0.50	0.75
Abandoned	-	-	-	-
End of period	0.50	1.75	0.50	1.75

The Company did not drill any dry exploratory or developmental wells during the three-month period ended March 31, 2012 or the year ended December 31, 2011.

Acquisition of AEE Inc.

In December 2011, we finalized our merger with AEE Inc., at which time we formed a wholly-owned subsidiary into which AEE Inc. was merged. On December 20, 2011, the trading of the common stock of the combined company commenced.

Results of Operations for the Three-Month Period Ended March 31, 2012 vs. 2011

The consolidated results of operations for the three-month period ended March 31, 2012 include the results of operations of both American Eagle Energy Corporation and AEE Inc. and their respective subsidiaries. For financial reporting purposes, the consolidated results of operations for AEE Inc. for the period January 1, 2011 through December 20, 2011, the date of our merger, are excluded from our reportable 2011 results of operations due to accounting rules applicable to business combinations. However, for analysis purposes only, the following discussion includes references, where appropriate, to pro forma amounts, which represent the combined results of operations for the three-month period ended March 31, 2011.

We recognized a net loss of $358,335 for the three-month period ended March 31, 2012, compared to a net loss of $564,546 for the three-month period ended March 31, 2011. Our basic and diluted loss per share for the three-month period ended March 31, 2012 was ($0.01), compared to ($0.06) for the three-month period ended March 31, 2011. The 2011 earnings per share figures have been adjusted to reflect the effects of the 1.0-to-4.5 reverse stock split that occurred in December 2011. A discussion of the key components of our statements of operations and material fluctuations for the three-month periods ended March 31, 2012 and 2011 is provided below.

Revenues associated with the sale of oil and gas totaled $1,225,579 for the three-month period ended March 31, 2012, compared to $39,103 for the three-month period ended March 31, 2011. Oil sales consist of our working interests in sales from our Hardy wells (Canadian), which we operate, as well as sales from various US wells in which we own non-operating, working interests. A comparison of the 2012 and 2011 oil sales is as follows:

•	Sales from our Hardy 4-16 well totaled $534,078 for the three-month period ended March 31, 2012. The Hardy 4-16 well was drilled and cased in May 2011 and put on production in September 2011. Accordingly, we did not recognize any oil sales from the Hardy 4-16 well during the three-month period ended March 31, 2011.

•	Sales from our Hardy 7-9 well totaled $89,788 and $39,103 for the three-month periods ended March 31, 2012 and 2011, respectively. Due to various mechanical issues, the Hardy 7-9 well produced on and off during 2011. In January 2011, the well encountered mechanical problems and was taken off of production due to a parted rod string. The well was repaired and returned to production in March 2011. The well went off of production in mid-April due to mechanical issues. The well bore was repaired in May 2011; but, the well remained shut-in through June 30, 2011 due to inclement weather conditions and widespread flooding in the area. The Hardy 7-9 was returned to production in July 2011 and produced oil during five of the last six months of 2011 and the first three months of 2012.

•	Beginning in April 2011, we began recognizing revenues from our various working interests in a number of non-operated wells located within the Spyglass Property. Revenues related to Spyglass non-operated wells totaled $601,713 for the three-month period ended March 31, 2012. No such revenue was recognized during the three-month period ended March 31, 2011. The majority of our 2012 Spyglass oil sales is attributable to the Wolter 13-9 ($251,866), the Legaard 4-25 ($154,594), the Torgeson 1-15 ($102,459), the Bagley 4-30 ($44,190) and the Gerhardsen 1-10 ($29,271). The Wolter 13-9, Legaard 4-25, Torgeson 1-15 and Bagley 4-30 wells are operated by SM Energy Company. The Gerhadsen 1-10 well is operated by Continental Resources, Inc.

•	On a pro forma basis, oil and gas sales for the three-month period ended March 31, 2011 would have totaled $75,143.

Oil and gas operating expenses totaled $406,556 for the three-month period ended March 31, 2012 compared to $48,532 for the same period in 2011. Oil sales consist of our working interests in sales from our Hardy wells (Canadian), which we operate, as well as sales from various US wells in which we own non-operating, working interests. A comparison of the 2012 and 2011 oil and gas operating expense is as follows:

•	Lease operating expenses associated with our Hardy 4-16 well totaled $149,086 for the three-month period ended March 31, 2012. Because the well had not yet been completed at the time, we did not recognize any lease operating expenses for the Hardy 4-16 for the three-month period ended March 31, 2011.

•	Lease operating expenses associated with our Hardy 7-9 well totaled $151,852 and $48,532 for the three-month periods ended March 31, 2012 and 2011, respectively. The Hardy 7-9 well operated sporadically throughout 2011 due to various mechanical issues (which resulted in the increased level of expenditures) and weather related conditions.

•	Lease operating expenses associated with our non-operating working interests in the various Spyglass wells totaled $105,618 and $0 for the three-month periods ended March 31, 2012 and 2011, respectively. None of the Spyglass wells produced during the three-month period ended March 31, 2011.

•	On a pro forma basis, oil and gas operating expenses would have totaled $95,167 for the three-month period ended March 31, 2011.

General and administrative expenses totaled $1,178,692 for the three-month period ended March 31, 2012, compared to $555,982 for the three-month period ended March 31, 2011. While the merger with AEE Inc. has led to increases in our general and administrative costs, such increases are primarily limited to payroll and employee benefit related expenses, as well as increased professional fees, such as legal, accounting and consulting fees. A discussion of the key components of our general and administrative expenses for the three-month periods ended March 31, 2012 and 2011 is as follows:

•	Salaries and related payroll expenses totaled $317,591 for the three-month period ended March 31, 2012, compared to $46,193 for the same period in 2011. We employed 9 full-time employees during the first quarter of 2012, compared to two full-time employees during the first quarter of 2011. Pro-forma payroll expense for the three-month period ended March 31, 2011 would have been $87,262.

•	We incurred legal fees totaling $122,101 during the three-month period ended March 31, 2012, compared to $236,817 for the same period in 2011. The majority of our 2011 legal fees related to the then-proposed merger with AEE Inc., which closed in December 2011. Pro-forma legal fees for the three-month period ended March 31, 2011 would have been $403,669.

•	We incurred consulting fees totaling $97,382 during the three-month period ended March 31, 2012, compared to $133,910 for the same period in 2011. Included in the 2011 consulting fees were costs associated with obtaining a fairness opinion related to our then-proposed merger with AEE Inc., totaling $126,051. Pro-forma consulting fees for the three-month period ended March 31, 2011 would have been $146,876.

•	During the three-month period ended March 31, 2012, we paid consulting fees to a related party (Synergy Resources LLC) totaling $42,000. We incurred no such costs during the same period in 2011. Our consulting arrangement with Synergy Resources is a legacy arrangement from AEE Inc., which was entered into prior the merger of the two companies. Pro-forma consulting fees paid to Synergy Resources for the three-month period ended March 31, 2011 totaled $30,000.

•	We incurred accounting fees totaling $54,495 during the three-month period ended March 31, 2012, compared to $46,002 for the same period in 2011. Pro-forma accounting fees for the three-month period ended March 31, 2012 would have been $100,199.

•	In December 2011, we granted 975,000 stock options to members of our management and operational teams, as well as two directors and one independent contractor. During the three-month period ended March 31, 2012, we granted 375,000 stock options to a director and other employees. As a result, we recognized stock-based compensation expense of $165,677 for the three-month period ended March 31, 2012. We did not recognize any stock-based compensation expense during the three-month period ended March 31, 2011, as all outstanding options during that period had fully vested previously.

•	We incurred insurance expenses totaling $108,304 during the three-month period ended March 31, 2012, compared to $29,261 for the same period in 2011. The increase is primarily due to obtaining tail coverage for our Directors & Officers insurance for the three-year period prior to the merger with AEE Inc., as well as obtaining well insurance for the wells that we are operating or anticipate drilling in the coming year.

•	The majority of our transactions related to our Hardy Property are transacted in Canadian Dollars. During the three-month periods ended March 31, 2012 and 2011, we recognized foreign exchange losses totaling $45,020 and $6,947, respectively, relating to currency fluctuations between the US Dollar and the Canadian Dollar.

•	We incurred travel and entertainment related expenses totaling $42,335 during the three-month period ended March 31, 2012, compared to $4,069 for the same period in 2011. During March 2012, our Chairman and President traveled to various financial centers within the US to raise public awareness of our Company. Pro-forma travel and entertainment expenses for the three-month period ended March 31, 2011 would have been $13,727.

•	We incurred computer related expenses totaling $51,838 for the three-month period ended March 31, 2012, compared to $4,205 for the same period in 2011. The increase is largely due to various computer software licenses that were obtained, as well as access to various oil and gas production and investor relations information services.

•	We incurred land management fees totaling $46,397 for the three-month period ended March 31, 2012, compared to $17,364 for the same period in 2011. Pro-forma land management fees for the three-month period ended March 31, 2011 would have been $54,771.

•	On a pro-forma basis, aggregate general and administrative expenses would have been $927,347 for the three-month period ended March 31, 2011.

Depletion expense related to our Canadian oil and gas properties totaled $190,218 for the three-month period ended March 31, 2012, compared to $104,350 for the same period in 2011. Depletion expense related to our US oil and gas properties totaled $100,257 for the three-month period ended March 31, 2012. We did not recognize any US depletion expense during the three-month period ended March 31, 2011, as none of our non-operated wells were producing materially at that time.

We routinely receive dividends from our equity investment in shares of Crescent Point Energy Corp.’s common stock. Dividend income totaled $17,281 for the three-month period ended March 31, 2012, compared to $15,056 for the same period in 2011.

We recognized an estimated income tax benefit in the amount of $277,629 for the three-month period ended March 31, 2012 relating to the our net losses for the period and the effect of such losses on our deferred tax liabilities. We did not recognize any income tax expense or benefit during the three-month period ended March 31, 2011, as we had no such deferred tax liabilities at that time. Our deferred tax liabilities relate primarily to our merger with AEE Inc., which occurred in December 2011.

Liquidity and Capital Resources

As of March 31, 2012, our assets totaled $44,281,654, which included, among other items, cash balances totaling $7,125,082, trade receivables totaling $3,925,224, amounts due from our working interest partner, Passport Energy Ltd., totaling $274,645, and marketable securities valued at $1,337,110. As of March 31, 2012, we had a working capital deficit of $2,723,576, exclusive of our marketable securities, which, due to their nature, are presented as non-cash assets on our March 31, 2012 balance sheet.

In April 2012, we entered into a Carry Agreement with a third-party working interest partner, pursuant to which (i) that partner agreed to fund 100% of our working interest share of the drilling and completion costs of up to six new oil and gas wells within our Spyglass Property and (ii) we will convey, for a limited duration, 50% of our working interest in the pre-payout revenues of each carried well to that partner. If payout has not occurred within two years of the commencement date for such well, then the temporary assignment is to increase to 100% for years three through payout. Once payout has occurred (112% of the costs on a well-by-well basis), our respective working interests in the revenues from each carried well will revert to our original working interests in each such well. The Carry Agreement relieves us of approximately $12 million in what our working interest share of the drilling and completion costs of such six wells would have been. We expect that it will significantly strengthen our working capital position and allow us to pursue our short-term drilling program vigorously.

Historically, we have successfully raised additional operating capital through private equity funding sources and from the sale of various oil and gas prospects and properties. However, no assurances can be given that we will be able to obtain sufficient operating capital through the sale of common stock and/or borrowing or that the development and implementation of our business plan will generate sufficient future revenues to sustain ongoing operations.

Litigation

As of March 31, 2012, we are not subject to any known or threatened litigation.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Principal Accounting Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS.

Exhibit	Description of Exhibit
2.1	Agreement and Plan of Merger among Eternal Energy Corp., Eternal Sub Corp. and American Eagle Energy Inc., dated April 8, 2011. (Incorporated by reference to Exhibit 2.1 of our Registration Statement on Form S-4 filed May 4, 2011.)
2.1(a)	First Amendment to Agreement and Plan of Merger among Eternal Energy Corp., Eternal Sub Corp. and American Eagle Energy Inc., dated September 28, 2011. (Incorporated by reference to Exhibit 2.1(a) of our Current Report on Form 8-K filed September 28, 2011.)
3(i).1	Articles of Incorporation filed with the Nevada Secretary of State on July 25, 2003. (Incorporated by reference to Exhibit 3.1 of our Form 10-SB filed August 18, 2004.)
3(i).2	Certificate of Change filed with the Nevada Secretary of State effective November 7, 2005. (Incorporated by reference to Exhibit 3(i).2 of our Current Report on Form 8-K filed November 9, 2005.)
3(i).3	Articles of Merger filed with the Nevada Secretary of State effective November 7, 2005. (Incorporated by reference to Exhibit 3(i).3 of our Current Report on Form 8-K filed November 9, 2005.)
3(i).4	Articles of Merger filed with the Nevada Secretary of State effective November 30, 2011. (Incorporated by reference to Exhibit 3(i).4 of our Current Report on Form 8-K filed December 20, 2011.)
3(i).5	Articles of Merger filed with the Nevada Secretary of State effective November 30, 2011. (Incorporated by reference to Exhibit 3(i).5 of our Current Report on Form 8-K filed December 20, 2011.)
3(i).6	Certificate of Change filed with the Nevada Secretary of State effective November 30, 2011. (Incorporated by reference to Exhibit 3(i).6 of our Current Report on Form 8-K filed December 20, 2011.)
3(ii).1	Bylaws, adopted July 18, 2003. (Incorporated by reference to Exhibit 3.2 of our Form 10-SB filed August 18, 2004.)
3(ii).2	Amendment No. 1 to Bylaws, adopted November 4, 2005. (Incorporated by reference to Exhibit 3(ii) of our Current Report on Form 8-K filed November 9, 2005.)
3(ii).3	Amendment No. 2 to Bylaws, adopted February 22, 2011. (Incorporated by reference to Exhibit 3(ii).3 of our Current Report on Form 8-K filed February 23, 2011.)
4.1	American Eagle Energy Corporation 2012 Equity Incentive Plan. (Incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.2	Non-qualified Stock Option Agreement, dated as of October 30, 2009, by and between the Registrant and Bradley M. Colby. (Incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.3	Non-qualified Stock Option Agreement, dated as of October 30, 2009, by and between the Registrant and John Anderson. (Incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.4	Non-qualified Stock Option Agreement, dated as of October 30, 2009, by and between the Registrant and Paul E. Rumler. (Incorporated by reference to Exhibit 4.4 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.5	Non-qualified Stock Option Agreement, dated as of December 30, 2010, by and between the Registrant and Bradley M. Colby. (Incorporated by reference to Exhibit 4.5 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.6	Non-qualified Stock Option Agreement, dated as of December 30, 2010, by and between the Registrant and Thomas G. Lantz. (Incorporated by reference to Exhibit 4.6 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.7	Reserved for future use.
4.8	Non-qualified Stock Option Agreement, dated as of December 30, 2010, by and between the Registrant and Richard Findley. (Incorporated by reference to Exhibit 4.8 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.9	Non-qualified Stock Option Agreement, dated as of December 28, 2011, by and between the Registrant and Paul E. Rumler. (Incorporated by reference to Exhibit 4.9 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.10	Non-qualified Stock Option Agreement, dated as of December 28, 2011, by and between the Registrant and John Anderson. (Incorporated by reference to Exhibit 4.10 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.11	Reserved for future use.
4.12	Non-qualified Stock Option Agreement, dated as of December 28, 2011, by and between the Registrant and Kirk Stingley. (Incorporated by reference to Exhibit 4.12 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.13	Reserved for future use.
4.14	Reserved for future use.

4.15	Reserved for future use.
4.16	Reserved for future use.
4.17	Reserved for future use.
4.18	Reserved for future use.
4.19	Non-qualified Stock Option Agreement, dated as of February 21, 2012, by and between the Registrant and Andrew P. Calerich. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 21, 2012.)
4.20	Reserved for future use.
10.1	Agreement and Plan of Merger between Golden Hope Resources Corp. (renamed Eternal Energy Corp.) and Eternal Energy Corp., filed with the Nevada Secretary of State effective November 7, 2005. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed November 9, 2005.)
10.2	Purchase and Sale Agreement by and between Eternal Energy Corp., PNP Petroleum I, LP., Cibolo Energy Operating, Inc. and Century Assets Corporation, dated June 25, 2010. (Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed August 16, 2010.)
10.3	Purchase and Sale Agreement between Eternal Energy Corp. and American Eagle Energy Inc. dated June 18, 2010. (Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q filed August 16, 2010.)
10.4	Reserved for future use.
10.5	Reserved for future use.
10.6	Letter Agreement by and between Eternal Energy Corp. and International Frontier Resources Corporation. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed December 5, 2005.)
10.7	Reserved for future use.
10.8	Reserved for future use.
10.9	Letter Agreement by and between Eternal Energy Corp. and International Frontier Resources Corporation Relating to Quad 41 and Quad 42 dated January 30, 2006. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 3, 2006.)
10.10	Amended and Restated Letter Agreement by and between Eternal Energy Corp. and International Frontier Resources Corporation Relating to Quad 14 dated January 30, 2006. (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed February 3, 2006.)
10.11	Amended and Restated Employment Agreement by and between the Registrant and Bradley M. Colby effective July 1, 2011.
10.12	Employment Agreement by and between the Registrant and Thomas G. Lantz, effective November 30, 2011.
10.13	Employment Agreement by and between the Registrant and Kirk Stingley, effective January 1, 2012.
10.14	Consulting Agreement by and between the Registrant and Richard Findley, effective November 30, 2011.
10.15	Reserved for future use.
10.16	Letter Agreement effective as of May 19, 2006, by and among Eternal Energy Corp., International Frontier Resources Corporation, Palace Exploration Company Limited, Oilexco Incorporated, and Challenger Minerals (North Sea) Limited. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed May 23, 2006).
10.17	Letter Agreement dated October 15, 2006, by and among Eternal Energy Corp., Fairway Exploration, LLC, Prospector Oil, Inc., and 0770890 B.C. Ltd. (Incorporated by reference to Exhibit 10.17 of our Annual Report on Form 10-KSB filed April 16, 2007).
10.18	Letter Agreement dated October 26, 2006, by and among Eternal Energy Corp., Fairway Exploration, LLC, Prospector Oil, Inc., 0770890 B.C. Ltd., and Rover Resources Inc. (Incorporated by reference to Exhibit 10.18 of our Annual Report on Form 10-KSB filed April 16, 2007).
10.19	Letter Agreement dated February 28, 2007, by and among Eternal Energy Corp., Pebble Petroleum Inc., Emerald Bay Holdings Ltd., and Heartland Resources Inc. (Incorporated by reference to Exhibit 10.19 of our Annual Report on Form 10-KSB filed April 16, 2007).
10.20	Agreement To Terminate DGWS Option (Incorporated by reference to Exhibit 10.20 of our Quarterly Report on Form 10-Q filed May 15, 2009.
10.21	Employment Agreement by and between Eternal Energy Corp. and Craig Phelps dated August 1, 2007. (Incorporated by reference to Exhibit 10.21 of our Quarterly Report on Form 10-Q filed May 15, 2009).
10.22	Employment Agreement by and between Eternal Energy Corp. and Kirk A. Stingley dated June 2, 2008. (Incorporated by reference to Exhibit 10.22 of our Quarterly Report on Form 10-Q filed May 15, 2009).
10.23	Amended and Restated Employment Agreement by and between Eternal Energy Corp. and Bradley M. Colby dated November 1, 2009. (Incorporated by reference to Exhibit 10.23 of our Quarterly Report on Form 10-Q filed November 23, 2009).
10.24	First Amendment to the Amended and Restated Employment Agreement by and between Eternal Energy Corp. and Craig H. Phelps dated August 1, 2009. (Incorporated by reference to Exhibit 10.24 of our Quarterly Report on Form 10-Q filed November 23, 2009).
10.25	First Amendment to the Employment Agreement by and between Eternal Energy Corp. and Kirk A. Stingley dated October 30, 2009. (Incorporated by reference to Exhibit 10.25 of our Quarterly Report on Form 10-Q filed November 23, 2009).

10.26	Reserved for future use.
10.27	Lease Agreement dated January 1, 2009 by and between Eternal Energy Corp. and Oakley Ventures, LLC. (Incorporated by reference to Exhibit 10.27 of our Annual Report on Form 10-K filed March 23, 2010.)
10.27a	Lease Addendum, dated October 1, 2011 by and between Eternal Energy Corp. and Oakley Ventures, LLC, and Exhibit A thereto.
10.28	Purchase and Sale Agreement by and between Eternal Energy Corp. and Ryland Oil Corporation dated March 26, 2010. (Incorporated by reference to Exhibit 10.28 of our Current Report on Form 8-K filed March 29, 2010.)
10.29	Purchase of Royalty Agreement by and between Eternal Energy Corp. and Ryland Oil Corporation dated March 26, 2010. (Incorporated by reference to Exhibit 10.29 of our Current Report on Form 8-K filed March 29, 2010.)
10.29a	Amending Agreement to the Ryland / Eternal Royalty Purchase Agreement by and between Eternal Energy Corp. and Ryland Oil Corporation dated April 20, 2010. (Incorporated by reference to Exhibit 10.29a of our Current Report on Form 8-K filed March 29, 2010.)
10.30	Termination Agreement (of the US Pebble Acquisition Agreement) by and between Eternal Energy Corp., Fairway Exploration LLC, Prospector Oil, Inc. Pebble Petroleum Inc. and Rover Resources Inc. dated April 29, 2010. (Incorporated by reference to Exhibit 10.30 of our Quarterly Report on form 10-Q filed May 17, 2010.)
10.31	Termination Agreement (of the Canadian Pebble Acquisition Agreement) by and between Eternal Energy Corp., Fairway Exploration LLC, Prospector Oil, Inc. and Pebble Petroleum Inc. dated April 29, 2010. (Incorporated by reference to Exhibit 10.31 of our Quarterly Report on form 10-Q filed May 17, 2010.)
10.32	Termination Agreement (of the US Prospect Acquisition Agreement) by and between Eternal Energy Corp., Fairway Exploration LLC, Prospector Oil, Inc., Pebble Petroleum Inc., Rover Resources Inc., Steven Swanson, Richard L. Findley, Thomas G. Lantz and Ryland Oil Corporation dated May 11, 2010. (Incorporated by reference to Exhibit 10.33 of our Quarterly Report on Form 10-Q filed May 17, 2010.)
10.33	Termination Agreement (of the Canadian Prospect Acquisition Agreement) by and between Eternal Energy Corp., Fairway Exploration LLC, Prospector Oil, Inc., Pebble Petroleum Inc., Rover Resources Inc., Steven Swanson, Richard L. Findley, Thomas G. Lantz and Ryland Oil Corporation dated May 11, 2010. (Incorporated by reference to Exhibit 10.33 of our Quarterly Report on form 10-Q filed May 17, 2010.)
10.34	Termination of Management Services Agreement by and between Eternal Energy Corp., Ryland Oil Corporation and Brad Colby dated December 1, 2009. (Incorporated by reference to Exhibit 10.34 of our Quarterly Report on form 10-Q filed May 17, 2010.)
10.35	Amendment to the Consulting Agreement by and between Eternal Energy Corp., Rover Resources Inc., and Brad Colby dated April 1, 2010. (Incorporated by reference to Exhibit 10.35 of our Quarterly Report on form 10-Q filed May 17, 2010.)
10.36	Letter of Intent between Eternal Energy Corp. and American Eagle Energy Inc. dated February 22, 2011. (Incorporated by reference to Exhibit 10.36 of our Annual Report on Form 10-K filed March 23, 2011.)
10.37	Engagement Letter for Professional Services between Eternal Energy Corp. and C.K. Cooper & Company, dated February 25, 2011. (Incorporated by reference to Exhibit 10.37 of our Annual Report on Form 10-K filed March 23, 2011.)
10.38	Participation and Operating Agreement among Eternal Energy Corp., AEE Canada Inc. and Passport Energy Inc., dated April 15, 2011. (Incorporated by reference to Exhibit 10.38 of our Registration Statement on Form S-4 filed May 4, 2011.)
10.38a	Amendment to the participation and operating agreement among Eerg Energy Ulc, Aee Canada Inc and Passport Energy Inc., dated February 1, 2012
10.39^	Purchase and Sale Agreement among Eternal Energy Corp., American Eagle Energy Inc. and NextEra Energy Gas Producing, LLC, dated May 17, 2011. (Incorporated by reference to Exhibit 10.39 of our Amended Quarterly Report on Form 10-Q/A filed October 11, 2011.)
10.40^	Purchase and Sale Agreement among Eternal Energy Corp., American Eagle Energy Inc. and NextEra Energy Gas Producing, LLC, dated May 17, 2011. (Incorporated by reference to Exhibit 10.40 of our Amended Quarterly Report on Form 10-Q/A filed October 11, 2011.)
10.40a	First Amendment to Purchase and Sale Agreement among Eternal Energy Corp., American Eagle Energy Inc. and NextEra Energy Gas Producing, LLC, dated June 14, 2011. (Incorporated by reference to Exhibit 10.40a of our Quarterly Report on Form 10-Q filed August 18, 2011.)
10.40b	Second Amendment to Purchase and Sale Agreement among Eternal Energy Corp., American Eagle Energy Inc. and NextEra Energy Gas Producing, LLC, dated July 25, 2011. (Incorporated by reference to Exhibit 10.40b of our Quarterly Report on Form 10-Q filed August 18, 2011.)
10.41^	Purchase and Sale Agreement among Eternal Energy Corp., American Eagle Energy Inc. and NextEra Energy Gas Producing, LLC, dated November 15, 2011. (Incorporated by reference to Exhibit 10.41 of our Annual Report on Form 10-K filed April 16, 2012.)
21.1	List of Subsidiaries. (Incorporated by reference to Exhibit 21.1 of our Annual Report on Form 10-K filed April 16, 2012.)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
^	Portions omitted pursuant to a request for confidential treatment.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EAGLE ENERGY CORPORATION

(Registrant)

May 21, 2012	/s/ Bradley M. Colby
Bradley M. Colby
President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)

