Form 10-Q
period 2012-06-30
AMERICAN EAGLE ENERGY Corp
filed 2012-08-20
CIK 1282613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

 Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

45,842,782 shares of common stock issued and outstanding at August 17, 2012.

INDEX

A Note About Forward Looking Statements	1

PART I - FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements (Unaudited)	2

Condensed Consolidated Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011	F-2

Condensed Consolidated Statements of Income and Comprehensive Income for the Three-Month and Six-Month Periods Ended June 30, 2012 and 2011 (Unaudited)	F-3

Condensed Consolidated Statements of Stockholders’ Equity for the Six-Month Period Ended June 30, 2012 and the Year Ended December 31, 2011 (Unaudited)	F-5

Condensed Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2012 and 2011 (Unaudited)	F-6

Notes to the Condensed Consolidated Financial Statements (Unaudited)	F-7

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 4 - Controls and Procedures	20

PART II - OTHER INFORMATION

Item 6 – Exhibits	21

Signatures	25

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Eagle Energy Corporation

Condensed Consolidated Financial Statements

As of June 30, 2012, December 31, 2011 and

For the Three-Month and Six-Month Periods Ended June 30, 2012 and 2011

2

American Eagle Energy Corporation

Index to the Condensed Consolidated Financial Statements

As of June 30, 2012, December 31, 2011 and

For the Three-Month and Six-Month Periods Ended June 30, 2012 and 2011

Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011 (Unaudited)	F-2

Condensed Consolidated Statements of Income and Comprehensive Income for the Three-Month and Six-Month Periods Ended June 30, 2012 and 2011 (Unaudited)	F-3

Condensed Consolidated Statements of Stockholders’ Equity for the Six-Month Period Ended June 30, 2012 and the Year Ended December 31, 2011 (Unaudited)	F-5

Condensed Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2012 and 2011 (Unaudited)	F-6

Notes to the Consolidated Financial Statements (Unaudited)	F-7

American Eagle Energy Corporation

Condensed Consolidated Balance Sheets

As of June 30, 2012 and December 31, 2011

	June 30,	December 31,
	2012	2011
Current assets:
Cash	$10,084,292	$12,151,309
Trade receivables	12,063,519	3,105,079
Receivables from related parties	-	314,521
Prepaid expenses	60,872	45,690

Total current assets	22,208,683	15,616,599

Equipment and leasehold improvements, net of accumulated depreciation and amortization of $173,872 and $156,744, respectively	109,610	19,823
Oil and gas properties, under the full cost method – subject to amortization, net of accumulated depletion of $733,307 and $183,238, respectively	23,572,737	15,798,307
Oil and gas properties, under the full cost method – not subject to amortization	9,667,990	7,295,215
Marketable securities	1,126,324	1,254,434
Restricted cash	101,500	51,500
Deposits	5,345	5,345

Total assets	$56,792,189	$40,041,223

Current liabilities:
Accounts payable	$15,791,115	$6,002,204
Amounts due to working interest partners	10,694,454	2,233,267
Accrued income taxes	204,637	1,460,137

Total current liabilities	26,690,206	9,695,608

Asset retirement obligations	251,811	34,628
Deferred taxes	4,288,786	4,552,864
Total liabilities	31,230,803	14,283,100

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, $.001 par value, 194,444,444 shares authorized, 45,842,782 and 45,588,948 shares outstanding, respectively	45,843	45,589
Additional paid-in capital	26,446,455	25,948,311
Accumulated other comprehensive income (loss)	(9,200)	180,447
Accumulated deficit	(921,712)	(416,224)

Total stockholders’ equity	25,561,386	25,758,123

Total liabilities and stockholders’ equity	$56,792,189	$40,041,223

The accompanying notes are an integral part of the condensed consolidated financial statements.

American Eagle Energy Corporation

Condensed Consolidated Statements of Income and Comprehensive Income

For the Three-Month and Six-Month Periods Ended June 30, 2012 and 2011

	For the Three-Month Period		For the Six-Month Period
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Oil and gas sales	$1,690,673	$13,702	$2,916,252	$52,805

Operating expenses:
Oil and gas operating expenses	694,954	67,508	1,101,510	115,691
General and administrative	867,008	438,436	2,045,700	994,767
Depreciation, amortization and depletion expense	270,400	13,558	567,197	29,117

Total operating expenses	1,832,362	519,502	3,714,407	1,139,575

Total operating loss	(141,689)	(505,800)	(798,155)	(1,086,770)

Interest income	1,468	1,662	4,871	3,030
Dividend income	11,449	19,476	28,730	34,532
Interest expense	(521)	-	(703)	-
Gain on the sale of oil and gas properties, subject to amortization, net of costs	-	3,402,000	-	3,402,000

Income (loss) before taxes	(129,293)	2,917,338	(765,257)	2,352,792

Income tax benefit (expense)	(17,860)	(4,429)	259,769	(4,429)

Net income (loss)	$(147,153)	$2,912,909	$(505,488)	$2,348,363

Net income (loss) per common share:
Basic	$(0.00)	$0.32	$(0.01)	$0.26
Diluted	$(0.00)	$0.30	$(0.01)	$0.24

Weighted average number of shares outstanding -
Basic	45,842,782	9,112,405	45,741,054	9,112,405
Diluted	45,842,782	9,820,460	45,741,054	9,796,757

The accompanying notes are an integral part of the condensed consolidated financial statements.

American Eagle Energy Corporation

Condensed Consolidated Statements of Income and Comprehensive Income

For the Three-Month and Six-Month Periods Ended June 30, 2012 and 2011

	For the Three-Month Period		For the Six-Month Period
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$(147,153)	$2,912,909	$(505,488)	$2,348,363

Other comprehensive loss, net of tax:
Unrealized foreign exchange losses	(34,217)	-	(34,217)	-
Unrealized losses on securities	(168,385)	(64,722)	(87,627)	(17,054)
Total other comprehensive loss, net of tax	(202,602)	(64,722)	(121,844)	(17,054)

Comprehensive income (loss)	$(349,755)	$2,848,187	$(627,332)	$2,331,309

The accompanying notes are an integral part of the condensed consolidated financial statements.

American Eagle Energy Corporation

Condensed Consolidated Statements of Stockholders’ Equity

For the Six-Month Period Ended June 30, 2012 and the Year Ended December 31, 2011

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders
	Shares	Amount	Capital	Income	Deficit	Equity

Balance, December 31, 2010	9,112,405	$9,112	$9,231,199	$415,463	$(4,870,125)	$4,785,649

Shares issued during acquisition	36,476,543	36,477	16,686,498	-	-	16,722,975
Stock based compensation	-	-	30,614	-	-	30,614
Unrealized loss on securities	-	-	-	(235,016)	-	(235,016)
Net income	-	-	-	-	4,453,901	4,453,901

Balance, December 31, 2011	45,588,948	45,589	25,948,311	180,447	(416,224)	25,758,123

Stock based compensation	-	-	353,773	-	-	353,773
Shares issued in private placement	100,000	100	109,900	-	-	110,000
Shares issued from exercise of stock options	153,834	154	34,471	-	-	34,625
Unrealized loss on securities	-	-	-	(189,647)	-	(189,647)

Net loss	-	-	-	-	(505,488)	(505,488)

Balance, June 30, 2012	45,842,782	$45,843	$26,446,455	$(9,200)	$(921,712)	$25,561,386

The accompanying notes are an integral part of the condensed consolidated financial statements.

American Eagle Energy Corporation

Condensed Consolidated Statements of Cash Flows

For the Six-Month Periods Ended June 30, 2012 and 2011

	2012	2011
Cash flows provided by operating activities:
Net income (loss)	$(505,488)	$2,348,363
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash transactions:
Stock-based compensation	353,773	-
Depreciation, depletion and amortization	567,197	29,117
Accretion of discount on asset retirement obligation	6,205	707
Provision for deferred income taxes	(264,078)	-
Foreign currency transaction gains	(10,236)	-
Gain on the sale of oil and gas properties, subject to amortization, net of costs	-	(3,402,000)
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(15,182)	24,072
(Increase) decrease in trade receivables	(8,643,919)	182,352
Increase in amounts due from American Eagle Energy Inc. (pre-merger)	-	(387,957)
Increase in accounts payable	9,788,911	1,973,531
Increase in drilling pre-payments collected	8,461,187	788,748
Decrease in income taxes payable	(1,255,500)	-

Net cash provided by operating activities	8,482,870	1,556,933

Cash flows provided by (used for) investing activities:
Proceeds from the sale of oil and gas properties	227,661	3,456,960
Proceeds from the conveyance of working interests	1,349,204	-
Proceeds from the sale of equipment	-	700
Additions to oil and gas properties	(12,063,161)	(1,990,753)
Additions to office equipment and leasehold improvements	(106,915)	(1,010)
Purchase of certificates of deposit	(50,000)	-
Purchase of marketable securities	(51,301)	-

Net cash provided by (used for) investing activities	(10,694,512)	1,465,897

Cash flows provided by financing activities:
Proceeds from sale of stock to a director	110,000	-
Proceeds from the exercise of stock options	34,625	-

Net cash provided by financing activities	144,625	-

Net increase (decrease) in cash	(2,067,017)	3,022,830

Cash - beginning of period	12,151,309	2,400,362

Cash - end of period	$10,084,292	$5,423,192

The accompanying notes are an integral part of the condensed consolidated financial statements.

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2012, December 31, 2011 and

For the Three-Month and Six-Month Periods Ended June 30, 2012 and 2011

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

The Company engages in the acquisition, exploration, development and producing of oil and gas properties. At June 30, 2012, the Company had entered into participation agreements related to oil and gas exploration projects in the Spyglass Property and West Spyglass Prospect, located in Divide County, North Dakota, and Sheridan County, Montana and the Hardy Property, located in southeastern Saskatchewan, Canada. In addition, the Company owns working interests in mineral leases located in Richland, Roosevelt and Toole Counties in Montana.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, American Eagle Energy Inc., EERG Energy ULC (Canadian) and AEE Canada Inc. (Canadian). All material intercompany accounts, transactions and profits have been eliminated.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the condensed results for the interim periods. Operating results for the three-month and six-month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

In December 2011, the Company announced a 1.0-for-4.5 reverse stock split. As a result, all share and per share information included in these consolidated financial statements has been presented on a post-reverse-split basis.

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2012, December 31, 2011 and

For the Three-Month and Six-Month Periods Ended June 30, 2012 and 2011

Certain amounts presented in the prior year financial statements have been renamed or reclassified in order to conform to the current period presentation. Such reclassifications had no effect on net loss.

Concentration of Credit Risk

At June 30, 2012, the Company had $9,325,522 on deposit that exceeded the United States (FDIC) federally insurance limit of $250,000 per bank.

Foreign Currency Adjustments

The functional currency of the Company’s Canadian subsidiaries is the US Dollar. All transactions are translated using historical exchange rates. Gains and losses resulting from foreign currency transactions are included in the Company’s results of operations. The Company’s wholly-owned subsidiary, EERG Energy ULC, which holds title to the Company’s Canadian assets and operates the Hardy Property wells, routinely conducts transactions denominated in Canadian Dollars. The Company recognized exchange gains totaling $118,059 and $73,039 for the three-month and six-month periods ended June 30, 2012, respectively, and losses totaling ($21,637) and $(28,584) for the three-month and six-month periods ended June 30, 2011, respectively.

Restricted Cash

At June 30, 2012 and December 31, 2011, the Company had $101,500 and $51,500 of restricted cash, respectively. The restricted cash consists of cash bonds required by the State of North Dakota in order to pursue future drilling in the state. The cash is held in custody by the issuing bank in the form of certificates of deposit and is restricted as to withdrawal or use. Interest income earned from the certificates of deposit is paid to the Company upon maturation of the certificates of deposit. The certificates of deposit have six-month terms. However, it is the Company’s intention to renew the certificates of deposit upon maturation and to leave the cash bond in place for the foreseeable future. Accordingly, the restricted cash has been classified as a non-current asset.

Receivables

The Company’s accounts receivables consist mainly of receivables from oil and gas purchasers and from joint interest owners on properties the Company operates. For receivables from joint interest owners, the Company typically has the ability to withhold future revenue disbursements to recover non-payment of joint interest billings. Receivables are evaluated for collectability based on the financial strength of the individual customers or joint interest partners, as well as projected future production of the associated wells. At June 30, 2012, the Company has determined that all receivable balances are fully collectible and, accordingly, no allowance for doubtful accounts has been recorded.

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2012, December 31, 2011 and

For the Three-Month and Six-Month Periods Ended June 30, 2012 and 2011

Stock-Based Compensation

The Company measures compensation cost for all stock-based awards at fair value on the date of grant and recognizes compensation expense in its statements of operations over the service period that the awards are expected to vest. The Company has elected to recognize compensation cost for all options with graded vesting on a straight-line basis over the vesting period of the entire option. The Company recognized stock-based compensation expense of $188,096 and $353,773, for the three-month and six-month periods ended June 30, 2012. The Company did not recognize any stock-based compensation expense for the three-month and six-month periods ended June 30, 2011.

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

The fair value of the Company’s financial instruments, measured on a recurring basis at June 30, 2012 and December 31, 2011, were as follows:

	Level 1	Level 2	Level 3	Total
June 30, 2012
Marketable securities	$1,126,324	$-	$-	$1,126,324

December 31, 2011
Marketable securities	1,181,077	73,357	-	1,254,434

The Company uses level 2 inputs to determine the fair value of certain warrants to purchase shares of common stock of an entity that is traded on the Canadian National Stock Exchange. The warrants are valued using the Black Scholes Option Pricing Model which includes a calculation of historical volatility of the stock.

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2012, December 31, 2011 and

For the Three-Month and Six-Month Periods Ended June 30, 2012 and 2011

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed in the same way as basic earnings per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued that were dilutive. Diluted loss per common share for the three-month and six-month periods ended June 30, 2012 is computed in the same way as basic loss per common share, as the inclusion of additional common shares that would be outstanding if all potential common shares had been issued would be anti-dilutive. See Note 9 for the calculation of basic and diluted weighted average common shares outstanding for the three-month and six-month periods ended June 30, 2012 and 2011.

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

Despite the fact the AEE Inc.’s legacy stockholders held approximately 80% of the Company’s outstanding shares immediately following the merger, other factors present in the structure of the transaction resulted in the Company being determined to be the legal and acquiring entity. Specific factors that led to this conclusion included the fact that the majority of the merged company’s officers and Board of Directors membership consists of legacy Eternal Energy Corp. officers and directors. In addition, there is no single stockholder or organized group of stockholders of the former AEE Inc. that holds the largest minority voting interest in the merged company. Rather, the individual who owns the largest number of shares of the merged company’s voting stock is a legacy Eternal Energy stockholder and was a member of the Eternal Energy Corp.’s senior management and is a member of the merged company’s senior management team.

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

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2012, December 31, 2011 and

For the Three-Month and Six-Month Periods Ended June 30, 2012 and 2011

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

Supplemental Pro Forma Information (Unaudited)

The following pro forma financial information for the three-month and six-month periods ended June 30, 2012 is presented as if the merger transaction had occurred on January 1, 2011 (unaudited):

	Revenue	Net Earnings (Loss)
For the three-months ended June 30, 2011	$24,139	$4,569,213

For the six-months ended June 30, 2011	$99,282	$3,608,154

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2012, December 31, 2011 and

For the Three-Month and Six-Month Periods Ended June 30, 2012 and 2011

The following assumptions were used to prepare the supplemental pro forma financial information presented above:

•	No adjustments were made to reflect economies of scale or other potential cost savings that may have been achieved had the merger occurred on January 1, 2011.

•	No adjustments were made relative to alternative financing strategies that may have been implemented on a combined entity basis.

•	The estimated fair market value of AEE Inc.’s oil and gas properties, subject to amortization, is based on the net present value of future cash flows from proven reserves as of December 31, 2011, as calculated by an independent, third-party engineering firm.

•	The estimated fair market values of AEE Inc.’s oil and gas properties, not subject to amortization, were determined based on prevailing lease prices associated with acreage located in close proximity to the acquired properties and/or the Company’s recent acreage purchase transactions as of or near to December 20, 2011.

4.	Marketable Securities

Available-for-sale marketable securities at June 30, 2012 and December 31, 2011 consist of the following:

		Gains in	Losses in
		Accumulated	Accumulated
	Estimated	Other	Other
	Fair	Comprehensive	Comprehensive
	Value	Income	Income
June 30, 2012
Noncurrent assets:
Common stock	$1,126,324	$101,962	$-
Total available-for-sale marketable securities	$1,126,324	$101,962	$-

December 31, 2011
Noncurrent assets:
Common stock and warrants	$1,254,434	$281,371	$-
Total available-for-sale marketable securities	$1,254,434	$281,371	$-

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2012, December 31, 2011 and

For the Three-Month and Six-Month Periods Ended June 30, 2012 and 2011

The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market.

In June 2012, the Company exercised warrants to purchase 1,000,000 shares of common stock of Passport Energy Ltd. at an exercise price of approximately $0.05 per share. Cash consideration paid to exercise the warrants totaled $51,301. There were no sales of marketable securities during the six-month periods ended June 30, 2012 and 2011.

5.	Equipment and Leasehold Improvements

The following is a summary of equipment and improvements as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
Office equipment	$129,701	$129,057
Computer equipment	103,906	-
Leasehold improvements	49,875	47,510

Total equipment and improvements	283,482	176,567
Less: accumulated depreciation and amortization	(173,872)	(156,744)
Equipment and improvements, net	$109,610	$19,823

Depreciation and amortization expense for the three-month and six-month periods ended June 30, 2012 was $10,805 and $17,217, respectively, and $1,879 and $11,801 for the three-month and six-month periods ended June 30, 2011, respectively.

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2012, December 31, 2011 and

For the Three-Month and Six-Month Periods Ended June 30, 2012 and 2011

6.	Oil and Gas Properties

As of June 30, 2012 and December 31, 2011, net costs included in the Company’s full-cost pool cost centers are as follows:

	June 30, 2012		December 31, 2011
	Amortizable	Non-Amortizable	Amortizable	Non-Amortizable
United States	$11,160,024	$9,667,990	$6,816,654	$7,295,215
Canada	12,412,713	-	8,981,653	-
Total	$23,572,737	$9,667,990	$15,798,307	$7,295,215

Hardy Property

As of June 30, 2012, the Company owns a 50% working interest in approximately 4,300 net acres held by 6 leases, each of which is scheduled to expire on April 1, 2014.

Spyglass Property

As of June 30, 2012, the Company owns a consolidated 50% working interest in approximately 11,883 net acres within the Spyglass Property, which is held by approximately 429 leases, with expiration dates ranging from August 2012 to February 2017.

Benrude Property

As of June 30, 2012, the Company owns a 100% working interest in approximately 743 net acres located in Roosevelt County, Montana. The acreage is held by 32 leases, with expiration dates ranging from December 2012 to July 2015. The Company is planning to conduct a 3-D seismic study of the Benrude Property during 2012, the results of which will be used to determine the Company’s strategy for pursuing the proved reserves assigned to the Benrude Property.

Exploratory Prospects

As of June 30, 2012, the Company has entered into participation agreements in a number of exploratory oil and gas prospects, all which are located within the continental United States. Unproven exploratory prospects are excluded from the amortizable cost pools. Each prospect’s costs are transferred into the amortization base on an ongoing basis as the prospect is evaluated and proved reserves are established or impairment is determined. The Company paid certain amounts upon execution of the agreements and is obligated to share in the drilling costs of certain exploratory wells being drilled in the prospects. The capitalized costs of the exploratory prospects are not subject to amortization because, to date, no proved reserves have been assigned to the individual prospects. The nature of the capitalized costs of the unproven prospects is as follows:

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2012, December 31, 2011 and

For the Three-Month and Six-Month Periods Ended June 30, 2012 and 2011

	YTD		Aggregate
	June 30,		Through
	2012	2011	2010	Total

Acquisition costs	$2,600,436	$9,442,209	$2,362,741	$14,405,386
Exploration costs	-	520,967	206,203	727,170
Reclassifications to the amortizable pool	-	(758,723)	-	(758,723)
Impairments and sales	(227,661)	(2,499,605)	(1,978,577)	(4,705,843)
Total capitalized costs of exploratory prospects	$2,372,775	$6,704,848	$590,367	$9,667,990

Glacier Prospect

As of June 30, 2012, the Company owns an undivided 33% working interest in approximately 25,000 net acres located in Toole County, Montana. The acreage is held by approximately 400 leases, with expiration dates ranging from ______ to June 2015.

Because no proved reserves have yet been identified, the Glacier Prospect has been assigned to the full-cost pool that is not subject to amortization. Management is currently in the process of developing its exploration strategy relative to the Glacier Prospect. The Company is evaluating the results of nearby wells drilled by other companies in order to make a determination on the future of the Glacier Prospect. The Glacier Prospect is evaluated for impairment during each reporting period. There were no impairments evident as of June 30, 2012.

Sidney North Prospect

As of June 30, 2012, the Company owns a 100% working interest in oil and gas leases on approximately 399 net acres located in Richland County, Montana (the “Sidney North Prospect”). The acreage is held by approximately 14 leases, with expiration dates ranging from July 2013 to October 2015. The Company’s management is currently evaluating this prospect. No formal determination of the ultimate viability of this prospect is expected during the next twelve months. Management has reviewed the carrying value of this property and determined that no impairment exists as of June 30, 2012.

West Spyglass Prospect

As of June 30, 2012, the Company owns a 25% working interest in approximately 12,032 net acres located within the West Spyglass Prospect. The net acres are held by 288 leases, with expiration dates ranging from February 2013 to February 2017. The Company’s management is currently evaluating this prospect. No formal determination of the ultimate viability of this prospect is expected during the next twelve months. Management has reviewed the carrying value of this property and determined that no impairment exists as of June 30, 2012.

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2012, December 31, 2011 and

For the Three-Month and Six-Month Periods Ended June 30, 2012 and 2011

Exploratory Prospect Cost Summary

The following table summarizes the costs of the Company’s aggregate exploratory activities for all unproven prospects for the three-month period ended June 30, 2012 and the year ended December 31, 2011:

	June 30,	December 31,
	2012	2011

Balance at the beginning of the period	$7,295,215	$590,368
Additions to exploratory costs	2,600,436	11,407,645
Disposals	(227,661)	(2,499,605)
Reassignments to the amortizable pool	-	(2,203,193)
Balance at the end of the period	$9,667,990	$7,295,215

7.	Asset Retirement Obligations

The Company has recorded estimated asset retirement obligations for the future plugging and abandonment of wells that it operates within the Hardy and Spyglass Properties. As of June 30, 2012 and December 31, 2011, the discounted value of the asset retirement obligations was $251,811 and $34,628, respectively.

The Company recognized accretion expense of $5,333 and $6,205 for the three-month and six-month periods ended June 30, 2012, respectively, and $358 and $707 for the three-month and six-month periods ended June 30, 2011, associated with its asset retirement obligations. The projected plugging dates for the Company’s existing operated wells range from December 2020 to June 2036.

8.	Commitments and Contingencies

Drilling Obligations

The Company has the option to participate in the drilling of future, non-operated exploratory wells related to its working interest in the Spyglass Property, should any such wells be proposed by the other working interest owners. As of June 30, 2012, the Company has elected to participate in 34 non-operated wells located within the Spyglass Property. As such, the Company is currently obligated to fund its non-operating working interest portion of the drilling and future operations costs of these wells. The Company’s working interests in the Spyglass wells range from 0.03% to 22.87%. Additional wells could be proposed in the future, at which time the Company may or may not elect to participate in such wells.

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2012, December 31, 2011 and

For the Three-Month and Six-Month Periods Ended June 30, 2012 and 2011

During the six-month period ended June 30, 2012, the Company drilled and completed three oil wells within the Spyglass Property. The Company intends to drill and operate additional horizontal and/or vertical wells within the Spyglass Property over the next year and has contracted for the use of a drilling rig for the foreseeable future. The Company is obligated to pay all costs related to the use of the drilling rig in connection with the drilling of 7 wells, 1 of which is currently being completed, 1 of which is currently being drilled and 5 wells that are waiting to be spud.

Employment Agreement

In January 2012, the Company amended its three-year employment agreements with its President and Chief Operating Officer and entered into new, two-year employment agreement with its Chief Financial Officer. In addition to employment benefits commensurate with their positions, the President, Chief Operating Officer and Chief Financial Officer will receive annual compensation totaling $204,000, $204,000 and $150,000, respectively. The employment agreements contain certain buy-out provisions should the Company experience a change of control prior to the expiration of their respective terms.

Lease Obligation

The Company currently leases office space pursuant to the terms of a three-year lease agreement. The original lease agreement was scheduled to expire on December 31, 2011. In September 2011, the Company amended the original lease agreement and extended the term of the lease through December 31, 2014. Effective July 1, 2012, the Company amended the lease-agreement to include additional square footage. Future lease payments related to the Company’s office and equipment leases as of June 30, 2012 are as follows:

Amount
2012 (remainder)	$51,617
2013	105,880
2014	111,174
Total	$268,671

Rent expense for the three-month and six-month periods ended June 30, 2012 totaled $18,053 and $42,891, respectively, and $19,418 and $36,960 for the three-month and six-month periods ended June 30, 2011, respectively.

9.	Earnings (Loss) Per Share

Because the Company recognized a net loss for three-month and six-month periods ended June 30, 2012, diluted loss per common share for the periods is computed in the same way as basic loss per common share, as the inclusion of additional common shares that would be outstanding if all potential common shares had been issued would be anti-dilutive. The following is a reconciliation of the number of shares used in the calculation of basic and diluted loss per share for the three-month and six-month periods ended June 30, 2012 and 2011:

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2012, December 31, 2011 and

For the Three-Month and Six-Month Periods Ended June 30, 2012 and 2011

	For the Three-Month Period		For the Six-Month Period
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$(147,153)	$2,912,909	$(505,488)	$2,348,363

Weighted average number of common shares outstanding	45,842,782	9,112,405	45,741,054	9,112,405
Incremental shares from the assumed exercise of dilutive stock options	-	708,055	-	684,352
Diluted common shares outstanding	45,842,782	9,820,460	45,741,054	9,796,757

Earnings (loss) per share – basic	$(0.00)	$0.32	$(0.01)	$0.26
Earnings (loss) per share – diluted	$(0.00)	$0.30	$(0.01)	$0.24

10.	Carry Agreement

On April 16, 2012, the Company entered into a Carry Agreement with a third-party working interest partner, pursuant to which (i) that partner agreed to fund 100% of the Company’s working interest share of the drilling and completion costs of up to six new oil and gas wells within our Spyglass Property and (ii) the Company will convey, for a limited duration, 50% of its working interest in the pre-payout revenues of each carried well to that partner. If payout has not occurred within two years of the commencement date for such well, then the temporary assignment is to increase to 100% for years three through payout. Once payout has occurred (112% of the costs on a well-by-well basis), the respective working interests in the revenues from each carried well will revert to the original working interests in each such well. The Carry Agreement relieves the Company of approximately $12 million in what the working interest share of the drilling and completion costs of such six wells would have been. The Company expects that it will significantly strengthen its working capital position and allow it to pursue our short-term drilling program vigorously.

As of the date of closing, the Company had incurred drilling costs associated with the first two wells to be covered under the Carry Agreement totaling $1,349,204. Upon execution of the Carry Agreement, these costs were removed from the Company’s books and an offsetting receivable was created. Pursuant to accounting rules, the assignment of a portion of the Company’s working interests in certain existing and future wells under the Carry Agreement has been treated as a conveyance of the working interests. The Company has disclosed the transfer of the drilling costs to the financing partner as a source of cash from investing activities on its consolidated statement of cash flows for the six-month period ended June 30, 2012.

As of June 30, 2012, the Company has received $6,778,134 of funding under the Carry Agreement. Proceeds received pursuant to the terms of the Carry Agreement, subsequent to the closing, are applied against the drilling and completion costs to which they relate. Additions to oil and gas properties that occurred subsequent to the closing of the Carry Agreement are presented net of proceeds received under the Carry Agreement on the consolidated statement of cash flows. Funds received pursuant to the Carry Agreement, prior to the incurrence of related drilling costs, are presented as amounts due to working interest partners on the consolidated balance sheet.

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2012, December 31, 2011 and

For the Three-Month and Six-Month Periods Ended June 30, 2012 and 2011

11.	Equity Transactions

Reverse Stock Split

In December 2011, the Company declared a 1.0-for-4.5 reverse stock split. All historical share and per-share information presented below has been restated and presented on a post-reverse-split basis.

Stock Issuances

In January 2011, the Company issued 100,000 shares of its common stock to one of its directors in exchange for cash consideration totaling $110,000.

In March 2011, the Company issued 153,834 shares of its common stock to one of its directors in connection with the exercise of stock options. Cash consideration received upon the exercise of the stock options totaled $34,625.

Stock Options

In January 2012, the Company granted 390,000 options to purchase shares of its common stock to certain employees. The stock options were valued using the Black-Scholes option pricing model and had a fair market value of $391,962 at the time of grant. The assumptions used in the Black-Scholes option pricing model for the stock options granted in January 2012 were as follows:

Risk-free interest rate	0.28%
Expected volatility of common stock	101%
Dividend yield	$0.00
Expected life of options	5 years
Weighted average fair market value of options granted	$0.79

As of the date of merger, AEE Inc. had 1,732,990 options to purchase shares of AEE Inc.’s common stock. The options were originally issued in December 2010 and had a five-year life. In April 2012, these options were exchanged for options to purchase shares of the Company’s common stock at a price of $0.74 per share. The options are scheduled to expire in December 2015.

A summary of stock option activity for the six-month period ended June 30, 2012 and the year ended December 31, 2011 is presented below:

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2012, December 31, 2011 and

For the Three-Month and Six-Month Periods Ended June 30, 2012 and 2011

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contract
	Options	Price	Term

Outstanding at December 31, 2010	820,444	$0.23	3.8 years

Options granted	975,000	1.18	5.0 years
Options exercised	-	-	-
Options expired	-	-	-
Options forfeited	-	-	-

Outstanding at December 31, 2011	1,795,444	$0.74	4.0 years

AEE Inc. options converted	1,732,990	0.74	3.5 years
Options granted	390,000	1.18	4.6 years
Options exercised	(153,834)	0.05	3.8 years
Options expired	-	-	-
Options forfeited	-	-	-

Outstanding at June 30, 2012	3,764,600	$0.77	3.6 years

Exercisable at June 30, 2012	2,399,600	$0.58	3.1 years

Options outstanding as of June 30, 2012 and December 31, 2011 that have an exercise price that is lower than the prevailing market price were deemed to have an intrinsic value of $0.70 and $1.08 per share, resulting in an aggregate intrinsic value of $316,640 and $886,080, respectively.

The Company recognized stock-based compensation expense of $188,096 and $353,773 for the three-month and six-month periods ended June 30, 2012, respectively, related to stock options that were granted during December 2011 and January 2012. The Company did not recognize any stock-based compensation expense for the three-month and six-month periods ended June 30, 2011 as all options outstanding during that period had fully vested previously.

Shares Reserved for Future Issuance

As of June 30, 2012 and December 31, 2011, the Company had reserved 3,764,600 and 1,795,444 shares, respectively, for future issuance upon exercise of outstanding options.

12.	Related Party Transactions

The Company routinely obtains legal services from a firm for whom one of its directors serves as a principal. Fees paid to this firm totaled $10,367 and $6,618 for the six-month periods ended June 30, 2012 and 2011, respectively.

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2012, December 31, 2011 and

For the Three-Month and Six-Month Periods Ended June 30, 2012 and 2011

Prior to its acquisition by the Company, AEE Inc. entered into an agreement with Synergy Energy Resources LLC (“Synergy”) for it to provide monthly geological consulting services to AEE Inc. One of the Company’s current directors and one current officer own material ownership interests in Synergy. The Company purchased $84,000 and $68,000 of consulting fees from Synergy during the six-month periods ended June 30, 2012 and 2011, respectively

13.	Subsequent Events

Effective July 15, 2012, the Company amended the Carry Agreement (described in Note 10) with the third-party to include an additional four oil and gas wells. The amendment relieves the Company of approximately $8 million of estimated future drilling related costs associated with the additional four wells.

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

Worldwide oil prices reached historical highs during the last half of 2008, before tumbling amid worldwide economic crisis. Oil prices stabilized during 2009 and remained stable throughout 2010. Since December 31, 2010, oil prices increased rapidly, topping $100 per barrel in mid-March 2011 and again in March 2012 before settling back into the mid-eighties at the end of the second quarter.

Oil prices cannot be predicted with any certainty and have significantly affected profitability and returns for upstream producers. Historically, crude oil prices have averaged approximately $85 per barrel over the past five years, per the New York Mercantile Exchange (“NYMEX”). However, during that time, oil prices have experienced wide fluctuations in prices, ranging from $37 per barrel to $145 per barrel, with the median price of $85 per barrel. Oil prices averaged approximately $93 and $98 during the three-month and six-month periods ended June 30, 2012, compared to $103 and $99 for the three-month and six-month periods ended June 30, 2011.

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

Company Overview

The address of our principal executive office is 2549 W. Main Street, Suite 202, Littleton, Colorado, 80120. Our telephone number is 303-798-5235.

Our common stock is quoted on the OTC Bulletin Board and the OTC Markets Group Inc.’s OTCQX tier under the symbol “AMZG.”

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

Since our inception, we have entered into participation agreements related to oil and gas exploration projects throughout the continental United States, including Colorado, Montana, Nevada, North Dakota, Texas, and Utah, as well as in the province of Saskatchewan, Canada, and areas located in the North Sea. As of June 30, 2012, we are actively engaged in exploration activities within the Spyglass Property, located in Divide County, North Dakota, within the Benrude Property, located in Roosevelt County, Montana and within the Hardy Property, located in southeastern Saskatchewan, Canada. In addition, we own undeveloped acreage interests in the Glacier Prospect, located in Toole County, Montana, the Sidney North Prospect, located in Richland County, Montana and the West Spyglass Prospect, located in an area adjacent to our Spyglass Property in Divide County, North Dakota and Sheridan County, Montana.

Our current operations consist of eleven full-time employees and two paid consultants, who provide accounting and land management services on a contract basis.

Oil & Gas Wells

Since November 2010, we have elected to participate as a non-operating working interest partner in the drilling of 25 wells within the Spyglass Property and areas within Divide Country, North Dakota. Our consolidated working interest ownership in the wells ranges from 0.03% to 22.87%.

During this same time period, we have drilled and completed six wells, in which we own significant working interests, and for which we serve as the Operator. Two of the wells were drilled within our Hardy Property, located in southeastern Saskatchewan, Canada, while the other four wells were drilled within our Spyglass Property. In addition, we reworked an existing well, located within the Hardy Property, and anticipate drilling and completing six more wells within the Spyglass Property during the remainder of 2012. Our working interests in these wells ranges from 6.43% to 85.00%.

We evaluate our oil and gas properties for potential impairment on an annual basis. There were no impairments evident as of June 30, 2012.

A summary of the Company’s working interest in the Spyglass wells and the status of each well as of June 30, 2012 is as follows:

Well Name	Operator	Working Interest	Actual or Anticipated Spud Date	Current Status
Aarestad 4-34H-160N-97W	North Plains Energy, LLC	0.63%	November 1, 2010	Producing
Adams 2-18H-163N-100W	SM Energy Company	18.52%	April 20, 2012	Producing
Anton 3-4-163N-101W (1)	American Eagle Energy Corporation	22.87%	June 15, 2012	Completing
Autumn 4-26HN	SM Energy Company	5.96%	August 15, 2012	Waiting to spud
Bagley 4-30-163N-100W	SM Energy Company	3.87%	April 3, 2011	Producing
Baja 15-22	Samson Company	0.63%	June 12, 2012	Drilling
Baja 1522-5H	SM Energy Company	0.63%	July 7, 2012	Drilling

Well Name	Operator	Working Interest	Actual or Anticipated Spud Date	Current Status
Blazer 2-11-163N-98W	Samson Resources Company	0.94%	February 12, 2011	Producing
Christianson 15-12 (1)	American Eagle Energy Corporation	17.81%	January 11, 2012	Producing
Cody 16-11 (1)	American Eagle Energy Corporation	18.09%	March 22, 2012	Producing
Coplan 1-3 (1)	American Eagle Energy Corporation	7.00%	April 25, 2012	Producing
Denali 13-21-163N-98W	Samson Resources Company	0.03%	December 23, 2010	Producing
Elizabeth 3-4 (1)	American Eagle Energy Corporation	19.63%	August 1, 2012	Drilling
Gerhardsen 1-10-163N-97W	Continental Resources, Inc.	2.37%	January 12, 2011	Producing
Gulbranson 2-11H-	SM Energy Company	11.34%	May 25, 2012	Producing
Haagenson 3-2-163N-101W	American Eagle Energy Corporation	17.64%	September 30, 2012	Waiting to spud
Jurasin 32-29-162N-100W	Crescent Point Energy Corp.	0.61%	October 15, 2011	Producing
Lancaster 2-1-162N-102W	Crescent Point Energy Corp.	6.23%	July 1, 2011	Producing
Legaard 4-25H-163N-101W	SM Energy Company	3.69%	July 19, 2011	Producing

Well Name	Operator	Working Interest	Actual or Anticipated Spud Date	Current Status
Megan 14-12-163N101W	American Eagle Energy Corporation	17.81%	September 5, 2012	Waiting to spud
Mona Johnson 1-3-163N-101W	American Eagle Energy Corporation	10.50%	November 2, 2012	Waiting to spud
Montclair 1-12-163N99W	Samson Resources Company	1.60%	November 7, 2011	Producing
Mustang 7-6-163N-98W	Samson Resources Company	0.32%	April 25, 2011	Producing
Muzzy 15-33-163N-101W	American Eagle Energy Corporation	22.87%	November 10, 2012	Waiting to spud
Nielsen 1-12-160N-97W	Continental Resources, Inc.	0.46%	December 21, 2010	Producing
Nomad 6-7-163N-99W	Samson Resources Company	14.47%	October 26, 2011	Producing
Nomad 0607-05H	Samson Resources Company	14.41%	June 5, 2012	Drilling
Nomad 0607-6TFH	Samson Resources Company	14.41%	June 5, 2012	Drilling
Olson 15-22-162N-100W	Baytex Energy USA	0.78%	August 11, 2011	Producing
Reistad 1-1-162N-102W	Murex Petroleum Corporation	4.47%	February 28, 2011	Waiting on completion

Well Name	Operator	Working Interest	Actual or Anticipated Spud Date	Current Status
Ridgeway 25-36-163N-101W	Crescent Point Energy Corp.	1.88%	August 15, 2011	Producing
Riede 4-14-163N-100W	SM Energy Company	0.34%	January 30, 2011	Producing
Silas 3-2-163N-101W (1)	American Eagle Energy Corporation	12.61%	August 31, 2012	Waiting to spud
Thomte 8-5-163N-99W	Samson Resources Company	3.18%	August 22, 2011	Producing
Titan 36-25-163N-99W	Samson Resources Company	0.81%	October 8, 2011	Producing
Torgeson 1-15H-163N-100W	SM Energy Company	4.38%	March 6, 2011	Producing
Wolter 1-28H-163N-100W	SM Energy Company	1.30%	November 27, 2010	Producing
Wolter 13-9H-163N-100W	SM Energy Company	5.92%	June 26, 2011	Producing
Wolter 15-8-163N-100W	SM Energy Company	1.54%	November 20, 2011	Producing
Yukon 12-1-163N-98W	Samson Resources Company	1.25%	February 28, 2011	Producing

(1)	This well is included in the Carry Agreement to which we are a party as of June 30, 2012. Our working interest in this well is subject to change depending on the length of time it takes for the well to pay out.

Well Summary

The following tables summarize the Company’s wells and drilling activity for the six-month period ended June 30, 2012 and the year ended December 31, 2011:

	Six-Months Ended		Year Ended
	June 30, 2012		December 31, 2011
	U.S.	Canada	U.S.	Canada
Gross exploratory wells:

Beginning of period	-	-	-	-
Purchased / acquired	-	-	-	-
Drilled	-	-	-	-
Abandoned	-	-	-	-
End of period	-	-	-	-

Gross development wells:

Beginning of period	21.00	2.00	-	1.00
Purchased / acquired	-	-	-	-
Drilled	6.00	1.00	21.00	1.00
Abandoned	-	-	-	-
End of period	27.00	3.00	21.00	2.00

	Six-Months Ended		Year Ended
	June 30, 2012		December 31, 2011
	U.S.	Canada	U.S.	Canada
Net exploratory wells:

Beginning of period	-	-	-	-
Purchased / acquired	-	-	-	-
Drilled	-	-	-	-
Abandoned	-	-	-	-
End of period	-	-	-	-

Net development wells:

Beginning of period	0.50	1.75	-	1.00
Purchased / acquired	-	-	-	-
Drilled	0.79	0.85	0.50	0.75
Abandoned	-	-	-	-
End of period	1.29	2.60	0.50	1.75

The Company did not drill any dry exploratory or developmental wells during the six-month period ended June 30, 2012 or the year ended December 31, 2011.

Acquisition of AEE Inc.

In December 2011, we finalized our merger with AEE Inc., at which time we formed a wholly-owned subsidiary into which AEE Inc. was merged. On December 20, 2011, the trading of the common stock of the combined company commenced.

Results of Operations for the Three-Month Period Ended June 30, 2012 vs. 2011

The consolidated results of operations for the three-month period ended June 30, 2012 include the results of operations of both American Eagle Energy Corporation and AEE Inc. and their respective subsidiaries. For financial reporting purposes, the consolidated results of operations for AEE Inc. for the period January 1, 2011 through December 20, 2011, the date of our merger, are excluded from our reportable 2011 results of operations due to accounting rules applicable to business combinations. However, for analysis purposes only, the following discussion includes references, where appropriate, to pro forma amounts, which represent the combined results of operations for the three-month period ended June 30, 2011.

We recognized a net loss of $147,153 for the three-month period ended June 30, 2012, compared to net income of $2,912,909 for the three-month period ended June 30, 2011. Our basic and diluted loss per share for the three-month period ended June 30, 2012 was ($0.00), compared to $0.32 and $0.30 for the three-month period ended June 30, 2011. The 2011 earnings per share figures have been adjusted to reflect the effects of the 1.0-to-4.5 reverse stock split that occurred in December 2011. A discussion of the key components of our statements of operations and material fluctuations for the three-month period ended June 30, 2012 and 2011 is provided below.

Revenues associated with the sale of oil and gas totaled $1,690,673 for the three-month period ended June 30, 2012, compared to $13,702 for the three-month period ended June 30, 2011. Oil and gas sales consist of our working interests in sales from both US and Canadian wells, which we operate, as well as sales from various US wells in which we own non-operating, working interests. A comparison of the 2012 and 2011 oil and gas sales is as follows:

•	Sales from our Hardy 4-16 well totaled $350,100 for the three-month period ended June 30, 2012. The Hardy 4-16 well was drilled and cased in May 2011 and put on production in September 2011. Accordingly, we did not recognize any oil sales from the Hardy 4-16 well during the three-month period ended June 30, 2011.

•	Sales from our Hardy 7-9 well totaled $21,354 and $7,377 for the three-month period ended June 30, 2012 and 2011, respectively. Due to various mechanical issues, the Hardy 7-9 well was shut-in during May and June 2012.

•	In April 2012, we completed the Christianson 15-12 well, our first operated well within our Spyglass Property. Sales from the Christianson 15-12 well totaled $182,804 for the three-month period ended June 30, 2012.

•	In May 2012, we completed the Cody 15-11 well, also within our Spyglass Property. Sales from the Cody 15-11 well totaled $88,950 for the three-month period ended June 30, 2012.

•	Beginning in April 2011, we began recognizing revenues from our various working interests in a number of non-operated wells located within the Spyglass Property. Revenues related to Spyglass non-operated wells totaled $960,284 for the three-month period ended June 30, 2012, compared to $6,328 for the three-month period ended June 30, 2011. The majority of our 2012 Spyglass oil sales is attributable to the Wolter 13-9 ($116,068), the Legaard 4-25 ($95,557), the Torgeson 1-15 ($101,794), the Thomte 8-5 ($202,237), the Nomad 6-7 ($192,644), the Bagley 4-30 ($68,747), the Gerhardsen 1-10 ($15,418), the Montclair 1-12 ($44,018) and the Jurasin 32-29 ($32,008) wells. The Wolter 13-9, Legaard 4-25, Torgeson 1-15 and Bagley 4-30 wells are operated by SM Energy Company. The Thomte 8-5, Nomad 6-7 and Montclair 1-12 wells are operated by Samson Resources Company. The Gerhardsen 1-10 well is operated by Continental Resources, Inc.

•	On a pro forma basis, oil and gas sales for the three-month period ended June 30, 2011 would have totaled $24,139.

Oil and gas operating expenses totaled $694,954 for the three-month period ended June 30, 2012, compared to $67,508 for the same period in 2011. Current year oil and gas operating expenses represented approximately 37.7% of oil and gas revenues. A comparison of the 2012 and 2011 oil and gas operating expense is as follows:

•	Lease operating expenses associated with our Hardy 4-16 well totaled $207,775 for the three-month period ended June 30, 2012, representing 23.0% of net revenues. Because the well had not yet been completed at the time, we did not recognized any lease operating expenses for the Hardy 4-16 for the three-month period ended June 30, 2011.

•	Lease operating expenses associated with our Hardy 7-9 well totaled $225,670 and $67,508 for the three-month periods ended June 30, 2012 and 2011, respectively. Historically, the Hardy 7-9 well has incurred higher than normal operating expenses and repair costs in order to maintain production. Well supervision, contract services and trucking expenses related to the Hardy 7-9 totaled $34,877, $72,855 and $34,245 respectively.

•	Lease operating expenses associated with our Christianson 15-12 well totaled $21,279 for the three-month period ended June 30, 2012, representing 11.6% of net revenues. The Christianson 15-12 well was completed in April 2012.

•	Lease operating expenses associated with our Cody 15-11 well totaled $10,361 for the three-month period ended June 30, 2012, representing 11.8% of net revenues. The Cody 15-11 well was completed in May 2012.

•	Lease operating expenses associated with our non-operating working interests in the various Spyglass wells totaled $173,923 and $6,328 for the three-month periods ended June 30, 2012 and 2011, respectively. The majority of the non-operated wells in which we own working interests were placed on production subsequent to June 30, 2011. Lease operating expenses for the three-month period ended June 30, 2012 totaled $15,160 for Wolter 13-9 (13.1% of net revenues), $10,921 for the Legaard 4-25 (11.4% of net revenues), $32,445 for the Torgeson 1-15 (31.9% of net revenues) $23,850 for the Thomte 8-5 (11.8% of net revenues), $22,154 for the Nomad 6-7 (11.5% of net revenues), $22,520 for the Bagley 4-30 (32.8% of net revenues sales), $5,046 for the Gerhardsen 1-10 (32.7% of net revenues) and $5,062 for the Montclair 1-12 (11.5% of net revenues) wells. Total lease operating expense for our other non-operated wells totaled $55,238 for the three-month period ended June 30, 2012.

•	On a pro forma basis, oil and gas operating expenses would have totaled $138,200 for the three-month period ended June 30, 2011.

General and administrative expenses totaled $867,008 for the three-month period ended June 30, 2012, compared to $438,436 for the three-month period ended June 30, 2011. While the merger with AEE Inc. has led to increases in our general and administrative costs, such increases are primarily limited to payroll and employee benefit related expenses, as well as increased professional fees, such as legal, accounting and consulting fees. A discussion of the key components of our general and administrative expenses for the three-month periods ended June 30, 2012 and 2011 is as follows:

•	Salaries and related payroll expenses totaled $308,142 for the three-month period ended June 30, 2012, compared to $46,193 for the same period in 2011. Our staff consisted of 11 full-time employees as of June 30, 2012, compared to two full-time employees at June 30, 2011. Pro-forma payroll expense for the six-month period ended June 30, 2011 would have been $139,163.

•	We incurred legal fees totaling $112,540 during the three-month period ended June 30, 2012, compared to $153,449 for the same period in 2011. The majority of our 2011 legal fees were non-recurring and related to the then-proposed merger with AEE Inc., which closed in December 2011. Pro-forma legal fees for the six-month period ended June 30, 2011 would have been $279,680.

•	During the three-month period ended June 30, 2012, we paid consulting fees to a related party (Synergy Resources LLC) totaling $42,000. We incurred no such costs during the same period in 2011. Our consulting arrangement with Synergy Resources is a legacy arrangement from AEE Inc., which was entered into prior the merger of the two companies. Pro-forma consulting fees paid to Synergy Resources for the three-month period ended June 30, 2011 totaled $38,000.

•	We incurred accounting fees totaling $104,039 during the three-month period ended June 30, 2012, compared to $46,002 for the same period in 2011. Pro-forma accounting fees for the three-month period ended June 30, 2011 would have been $78,793.

•	In December 2011, we granted 975,000 stock options to members of our management and operational teams, as well as two directors and one independent contractor. During the six-month period ended June 30, 2012, we granted 390,000 stock options to a director and other employees. As a result, we recognized stock-based compensation expense of $188,096 for the three-month period ended June 30, 2012. We did not recognize any stock-based compensation expense during the three-month period ended June 30, 2011, as all outstanding options during that period had previously vested fully.

•	We incurred insurance expenses totaling $51,058 during the three-month period ended June 30, 2012, compared to $29,261 for the same period in 2011. The increase is primarily due to obtaining tail coverage for our Directors & Officers insurance for the three-year period prior to the merger with AEE Inc., as well as obtaining well insurance for the wells that we are operating or anticipate drilling in the coming year.

•	Though our functional and reporting currency is the US Dollar, the majority of our transactions related to our Hardy Property are transacted in Canadian Dollars. During the three-month period ended June 30, 2012, we recognized a foreign exchange gains totaling $118,059 versus foreign exchange losses of $6,947 for the same period in 2011.

•	We incurred travel and entertainment related expenses totaling $8,736 during the three-month period ended June 30, 2012, compared to $4,069 for the same period in 2011. Pro-forma travel and entertainment expenses for the three-month period ended June 30, 2011 would have been $25,108.

•	We incurred computer related expenses totaling $29,835 for the three-month period ended June 30, 2012, compared to $4,205 for the same period in 2011. The increase is largely due to various computer software licenses that were obtained, as well as access to various oil and gas production and investor relations information services. Pro-forma computer expenses for the three-month period ended June 30, 2011 would have been $26,275.

•	We incurred land management fees totaling $46,923 for the three-month period ended June 30, 2012, compared to $17,364 for the same period in 2011. The increase is primarily due to the fact that our land management consultant worked full-time for us in 2012, versus part-time in 2011. Pro-forma land management fees for the six-month period ended June 30, 2011 would have been $64,681.

•	On a pro-forma basis, aggregate general and administrative expenses would have been $793,225 for the three-month period ended June 30, 2011.

Depletion expense related to our Canadian oil and gas properties totaled $142,159 for the three-month period ended June 30, 2012, compared to $11,679 for the same period in 2011. Depletion expense related to our US oil and gas properties totaled $134,563 for the three-month period ended June 30, 2012. We did not recognize any US depletion expense during the three-month period ended June 30, 2011, as none of our non-operated wells was producing materially at that time.

We routinely receive dividends from our equity investment in shares of Crescent Point Energy Corp.’s common stock. Dividend income totaled $11,449 for the three-month period ended June 30, 2012, compared to $19,476 for the same period in 2011.

Despite incurring a net loss for the period, we recognized an estimated income tax expense of $17,860 for the three-month period ended June 30, 2012 relating to the effect of such losses on our deferred tax liabilities, compared to income tax expense of $4,429 for the same period in 2011.

Results of Operations for the Six-Month Period Ended June 30, 2012 vs. 2011

The consolidated results of operations for the six-month period ended June 30, 2012 include the results of operations of both American Eagle Energy Corporation and AEE Inc. and their respective subsidiaries. For financial reporting purposes, the consolidated results of operations for AEE Inc. for the period January 1, 2011 through December 20, 2011, the date of our merger, are excluded from our reportable 2011 results of operations due to accounting rules applicable to business combinations. However, for analysis purposes only, the following discussion includes references, where appropriate, to pro forma amounts, which represent the combined results of operations for the six-month period ended June 30, 2011.

We recognized a net loss of $505,488 for the six-month period ended June 30, 2012, compared to net income of $2,348,363 for the six-month period ended June 30, 2011. Our basic and diluted loss per share for the six-month period ended June 30, 2012 was ($0.01), compared to $0.26 and $0.24 for the six-month period ended June 30, 2011. The 2011 earnings per share figures have been adjusted to reflect the effects of the 1.0-to-4.5 reverse stock split that occurred in December 2011. A discussion of the key components of our statements of operations and material fluctuations for the six-month period ended June 30, 2012 and 2011 is provided below.

Revenues associated with the sale of oil and gas totaled $2,916,252 for the six-month period ended June 30, 2012, compared to $52,805 for the six-month period ended June 30, 2011. Oil and gas sales consist of our working interests in sales from both US and Canadian wells (Canadian), which we operate, as well as sales from various US wells in which we own non-operating, working interests. A comparison of the 2012 and 2011 oil and gas sales is as follows:

•	Sales from our Hardy 4-16 well totaled $903,312 for the six-month period ended June 30, 2012. The Hardy 4-16 well was drilled and cased in May 2011 and put on production in September 2011. Accordingly, we did not recognize any oil sales from the Hardy 4-16 well during the six-month period ended June 30, 2011.

•	Sales from our Hardy 7-9 well totaled $115,243 and $46,480 for the six-month period ended June 30, 2012 and 2011, respectively. Due to various mechanical issues, the Hardy 7-9 well produced on and off during 2011. In January 2011, the well encountered mechanical problems and was taken off of production due to a parted rod string. The well was repaired and returned to production in March 2011. The well went off of production in mid-April due to mechanical issues. The well bore was repaired in May 2011; but, the well remained shut-in through June 30, 2011 due to inclement weather conditions and widespread flooding in the area. The Hardy 7-9 was returned to production in July 2011 and produced oil during five of the last six months of 2011 and the first six months of 2012.

•	In April 2012, we completed the Christianson 15-12 well, our first operated well within our Spyglass Property. Sales from the Christianson 15-12 well totaled $182,804 for the six-month period ended June 30, 2012.

•	In May 2012, we completed the Cody 15-11 well, also within our Spyglass Property. Sales from the Cody 15-11 well totaled $88,950 for the six-month period ended June 30, 2012.

•	Beginning in April 2011, we began recognizing revenues from our various working interests in a number of non-operated wells located within the Spyglass Property. Revenues related to Spyglass non-operated wells totaled $1,639,441 for the six-month period ended June 30, 2012, compared to $6,328 for the six-month period ended June 30, 2011. The majority of our 2012 Spyglass oil sales is attributable to the Wolter 13-9 ($367,935), the Legaard 4-25 ($250,172), the Torgeson 1-15 ($204,253), the Thomte 8-5 ($202,237), the Nomad 6-7 ($192,644), the Bagley 4-30 ($112,937), the Gerhardsen 1-10 ($43,303) and the Montclair 1-12 ($44,018) wells.

•	On a pro forma basis, oil and gas sales for the six-month period ended June 30, 2011 would have totaled $99,282.

Oil and gas operating expenses totaled $1,101,510, compared to $115,691 for the same period in 2011. Current year oil and gas operating expenses represented approximately 37.7% of oil and gas revenues. A comparison of the 2012 and 2011 oil and gas operating expense is as follows:

•	Lease operating expenses associated with our Hardy 4-16 well totaled $348,249 for the six-month period ended June 30, 2012, representing 38.5% of net revenues. Because the well had not yet been completed at the time, we did not recognized any lease operating expenses for the Hardy 4-16 for the six-month period ended June 30, 2011.

•	Lease operating expenses associated with our Hardy 7-9 well totaled $377,521 and $115,691 for the six-month periods ended June 30, 2012 and 2011, respectively. Historically, the Hardy 7-9 well has incurred higher than normal operating expenses and repair costs in order to maintain production. Well supervision, contract services and trucking expenses related to the Hardy 7-9 totaled $53,312, $93,716 and $101,920 respectively.

•	Lease operating expenses associated with our Christianson 15-12 well totaled $21,279 for the six-month period ended June 30, 2012, representing 11.6% of net revenues. The Christianson 15-12 well was completed in April 2012.

•	Lease operating expenses associated with our Cody 15-11 well totaled $10,464 for the six-month period ended June 30, 2012, representing 11.8% of net revenues. The Cody 15-11 well was completed in May 2012.

•	Lease operating expenses associated with our non-operating working interests in the various Spyglass wells totaled $279,438 and $6,328 for the six-month periods ended June 30, 2012 and 2011, respectively. The majority of the non-operated wells in which we own working interests were placed on production subsequent to June 30, 2011. Lease operating expenses for the six-month period ended June 30, 2010 totaled $52,228 for Wolter 13-9 (14.2% of net revenues), $30,116 for the Legaard 4-25 (12.0% of net revenues), $49,061 for the Torgeson 1-15 (24.0% of net revenues) $24,112 for the Thomte 8-5 (11.9% of net revenues), $22,154 for the Nomad 6-7 (11.5% of net revenues), $28,140 for the Bagley 4-30 (24.9% of net revenues sales), $8,293 for the Gerhardsen 1-10 (19.2% of net revenues) and $5,062 for the Montclair 1-12 (11.5% of net revenues) wells. Total lease operating expense for our other non-operated wells totaled $60,272 for the six-month period ended June 30, 2012.

•	On a pro forma basis, oil and gas operating expenses would have totaled $233,367 for the six-month period ended June 30, 2011.

General and administrative expenses totaled $2,045,700 for the six-month period ended June 30, 2012, compared to $994,767 for the six-month period ended June 30, 2011. A discussion of the key components of our general and administrative expenses for the six-month periods ended June 30, 2012 and 2011 is as follows:

•	Salaries and related payroll expenses totaled $625,733 for the six-month period ended June 30, 2012, compared to $118,075 for the same period in 2011. Our staff consisted of 11 full-time employees as of June 30, 2012, compared to two full-time employees during the first half of 2011. Pro-forma payroll expense for the six-month period ended June 30, 2011 would have been $226,425.

•	We incurred legal fees totaling $234,641 during the six-month period ended June 30, 2012, compared to $390,266 for the same period in 2011. The majority of our 2011 legal fees were non-recurring and related to the then-proposed merger with AEE Inc., which closed in December 2011. Pro-forma legal fees for the six-month period ended June 30, 2011 would have been $683,349.

•	We incurred consulting fees totaling $100,746 during the six-month period ended June 30, 2012, compared to $153,192 for the same period in 2011. The 2012 consulting fees included fees associated with the recruitment of new employees totaling $32,500, fees associated with our rebranding totaling $32,782 and fees associated with obtaining our most recent reserve report, totaling $30,435. Included in the 2011 consulting fees were costs associated with obtaining a fairness opinion related to our then-proposed merger with AEE Inc., totaling $126,051. Pro-forma consulting fees for the six-month period ended June 30, 2011 would have been $169,190.

•	During the six-month period ended June 30, 2012, we paid consulting fees to a related party (Synergy Resources LLC) totaling $84,000. We incurred no such costs during the same period in 2011. Our consulting arrangement with Synergy Resources is a legacy arrangement from AEE Inc., which was entered into prior the merger of the two companies. Pro-forma consulting fees paid to Synergy Resources for the six-month period ended June 30, 2011 totaled $68,000.

•	We incurred accounting fees totaling $158,534 during the six-month period ended June 30, 2012, compared to $105,696 for the same period in 2011. Pro-forma accounting fees for the six-month period ended June 30, 2011 would have been $178,992.

•	In December 2011, we granted 975,000 stock options to members of our management and operational teams, as well as two directors and one independent contractor. During the six-month period ended June 30, 2012, we granted 390,000 stock options to a director and other employees. As a result, we recognized stock-based compensation expense of $353,773 for the six-month period ended June 30, 2012. We did not recognize any stock-based compensation expense during the six-month period ended June 30, 2011, as all outstanding options during that period had previously vested fully.

•	We incurred insurance expenses totaling $159,362 during the six-month period ended June 30, 2012, compared to $49,834 for the same period in 2011. The increase is primarily due to obtaining tail coverage for our Directors & Officers insurance for the three-year period prior to the merger with AEE Inc., as well as obtaining well insurance for the wells that we are operating or anticipate drilling in the coming year.

•	Though our functional and reporting currency is the US Dollar, the majority of our transactions related to our Hardy Property are transacted in Canadian Dollars. During the six-month period ended June 30, 2012, we recognized a foreign exchange gains totaling $73,039 versus foreign exchange losses of $28,584, for the same period in 2011.

•	We incurred travel and entertainment related expenses totaling $51,071 during the six-month period ended June 30, 2012, compared to $13,578 for the same period in 2011. During March 2012, our Chairman and President traveled to various financial centers within the US to raise public awareness of our Company. Pro-forma travel and entertainment expenses for the six-month period ended June 30, 2011 would have been $38,835.

•	We incurred computer related expenses totaling $81,673 for the six-month period ended June 30, 2012, compared to $5,988 for the same period in 2011. The increase is largely due to various computer software licenses that were obtained, as well as access to various oil and gas production and investor relations information services. Pro-forma computer expenses for the six-month period ended June 30, 2011 would have been $34,837.

•	We incurred land management fees totaling $93,320 for the six-month period ended June 30, 2012, compared to $35,592 for the same period in 2011. The increase is primarily due to the fact that our land management consultant only worked part-time for us in 2011, versus full-time in 2012. Pro-forma land management fees for the six-month period ended June 30, 2011 would have been $116,452.

•	On a pro-forma basis, aggregate general and administrative expenses would have been $1,720,922 for the six-month period ended June 30, 2011.

Depletion expense related to our Canadian oil and gas properties totaled $332,377 for the six-month period ended June 30, 2012, compared to $24,712 for the same period in 2011. Depletion expense related to our US oil and gas properties totaled $234,820 for the six-month period ended June 30, 2012. We did not recognize any US depletion expense during the six-month period ended June 30, 2011, as none of our non-operated wells was producing materially at that time.

We routinely receive dividends from our equity investment in shares of Crescent Point Energy Corp.’s common stock. Dividend income totaled $28,730 for the six-month period ended June 30, 2012, compared to $34,532 for the same period in 2011.

We recognized an estimated income tax benefit in the amount of $259,769 for the six-month period ended June 30, 2012 relating to our net losses for the period and the effect of such losses on our deferred tax liabilities. We did not recognize any income tax expense or benefit during the six-month period ended June 30, 2011, as we had available net-operating-loss carryforwards to offset any such expense. Our deferred tax liabilities relate primarily to our merger with AEE Inc., which occurred in December 2011.

Liquidity and Capital Resources

As of June 30, 2012, our assets totaled $56,792,189, which included, among other items, cash balances totaling $10,084,292, trade receivables totaling $12,063,519 and marketable securities valued at $1,126,324. As of June 30, 2012, we had a working capital deficit of $4,481,523, exclusive of our marketable securities, which, due to their nature, are presented as non-cash assets on our June 30, 2012 balance sheet. Our working capital deficit is primarily the result of accelerating drilling activities ahead of anticipated corresponding revenues.

In April 2012, we entered into a Carry Agreement with a third-party working interest partner, pursuant to which (i) that partner agreed to fund 100% of our working interest share of the drilling and completion costs of up to six new oil and gas wells within our Spyglass Property, up to 120% of the anticipated cost of the wells and (ii) we will convey, for a limited duration, 50% of our working interest in the pre-payout revenues of each carried well to that partner. If payout has not occurred within two years of the commencement date for such well, then the temporary assignment is to increase to 100% for years three through payout. Once payout has occurred (112% of the costs on a well-by-well basis), our respective working interests in the revenues from each carried well will revert to our original working interests in each such well. The Carry Agreement relieves us of approximately $12 million in what our working interest share of the drilling and completion costs of such six wells would have been. We expect that it will significantly strengthen our working capital position and allow us to pursue our short-term drilling program vigorously. As of June 30, 2012, we have received $6,778,134 of funding under the Carry Agreement. In July 2012, we executed an amendment to the Carry Agreement that extended the terms of the Carry Agreement to another four operated wells.

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

Litigation

As of June 30, 2012, we are not subject to any known or threatened litigation.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Principal Accounting Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS.

Exhibit	Description of Exhibit
2.1	Agreement and Plan of Merger among Eternal Energy Corp., Eternal Sub Corp. and American Eagle Energy Inc., dated April 8, 2011. (Incorporated by reference to Exhibit 2.1 of our Registration Statement on Form S-4 filed May 4, 2011.)
2.1(a)	First Amendment to Agreement and Plan of Merger among Eternal Energy Corp., Eternal Sub Corp. and American Eagle Energy Inc., dated September 28, 2011. (Incorporated by reference to Exhibit 2.1(a) of our Current Report on Form 8-K filed September 28, 2011.)
3(i).1	Articles of Incorporation filed with the Nevada Secretary of State on July 25, 2003. (Incorporated by reference to Exhibit 3.1 of our Form 10-SB filed August 18, 2004.)
3(i).2	Certificate of Change filed with the Nevada Secretary of State effective November 7, 2005. (Incorporated by reference to Exhibit 3(i).2 of our Current Report on Form 8-K filed November 9, 2005.)
3(i).3	Articles of Merger filed with the Nevada Secretary of State effective November 7, 2005. (Incorporated by reference to Exhibit 3(i).3 of our Current Report on Form 8-K filed November 9, 2005.)
3(i).4	Articles of Merger filed with the Nevada Secretary of State effective November 30, 2011. (Incorporated by reference to Exhibit 3(i).4 of our Current Report on Form 8-K filed December 20, 2011.)
3(i).5	Articles of Merger filed with the Nevada Secretary of State effective November 30, 2011. (Incorporated by reference to Exhibit 3(i).5 of our Current Report on Form 8-K filed December 20, 2011.)
3(i).6	Certificate of Change filed with the Nevada Secretary of State effective November 30, 2011. (Incorporated by reference to Exhibit 3(i).6 of our Current Report on Form 8-K filed December 20, 2011.)
3(ii).1	Bylaws, adopted July 18, 2003. (Incorporated by reference to Exhibit 3.2 of our Form 10-SB filed August 18, 2004.)
3(ii).2	Amendment No. 1 to Bylaws, adopted November 4, 2005. (Incorporated by reference to Exhibit 3(ii) of our Current Report on Form 8-K filed November 9, 2005.)
3(ii).3	Amendment No. 2 to Bylaws, adopted February 22, 2011. (Incorporated by reference to Exhibit 3(ii).3 of our Current Report on Form 8-K filed February 23, 2011.)
4.1	American Eagle Energy Corporation 2012 Equity Incentive Plan. (Incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.2	Non-qualified Stock Option Agreement, dated as of October 30, 2009, by and between the Registrant and Bradley M. Colby. (Incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.3	Non-qualified Stock Option Agreement, dated as of October 30, 2009, by and between the Registrant and John Anderson. (Incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.4	Non-qualified Stock Option Agreement, dated as of October 30, 2009, by and between the Registrant and Paul E. Rumler. (Incorporated by reference to Exhibit 4.4 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.5	Non-qualified Stock Option Agreement, dated as of December 30, 2010, by and between the Registrant and Bradley M. Colby. (Incorporated by reference to Exhibit 4.5 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.6	Non-qualified Stock Option Agreement, dated as of December 30, 2010, by and between the Registrant and Thomas G. Lantz. (Incorporated by reference to Exhibit 4.6 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.7	Reserved for future use.
4.8	Non-qualified Stock Option Agreement, dated as of December 30, 2010, by and between the Registrant and Richard Findley. (Incorporated by reference to Exhibit 4.8 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.9	Non-qualified Stock Option Agreement, dated as of December 28, 2011, by and between the Registrant and Paul E. Rumler. (Incorporated by reference to Exhibit 4.9 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.10	Non-qualified Stock Option Agreement, dated as of December 28, 2011, by and between the Registrant and John Anderson. (Incorporated by reference to Exhibit 4.10 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.11	Reserved for future use.
4.12	Non-qualified Stock Option Agreement, dated as of December 28, 2011, by and between the Registrant and Kirk Stingley. (Incorporated by reference to Exhibit 4.12 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.13	Reserved for future use.
4.14	Reserved for future use.
4.15	Reserved for future use.
4.16	Reserved for future use.

4.17	Reserved for future use.
4.18	Reserved for future use.
4.19	Non-qualified Stock Option Agreement, dated as of February 21, 2012, by and between the Registrant and Andrew P. Calerich. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 21, 2012.)
4.20	Reserved for future use.
10.1	Agreement and Plan of Merger between Golden Hope Resources Corp. (renamed Eternal Energy Corp.) and Eternal Energy Corp., filed with the Nevada Secretary of State effective November 7, 2005. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed November 9, 2005.)
10.2	Purchase and Sale Agreement by and between Eternal Energy Corp., PNP Petroleum I, LP., Cibolo Energy Operating, Inc. and Century Assets Corporation, dated June 25, 2010. (Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed August 16, 2010.)
10.3	Purchase and Sale Agreement between Eternal Energy Corp. and American Eagle Energy Inc. dated June 18, 2010. (Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q filed August 16, 2010.)
10.4	Reserved for future use.
10.5	Reserved for future use.
10.6	Letter Agreement by and between Eternal Energy Corp. and International Frontier Resources Corporation. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed December 5, 2005.)
10.7	Reserved for future use.
10.8	Reserved for future use.
10.9	Letter Agreement by and between Eternal Energy Corp. and International Frontier Resources Corporation Relating to Quad 41 and Quad 42 dated January 30, 2006. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 3, 2006.)
10.10	Amended and Restated Letter Agreement by and between Eternal Energy Corp. and International Frontier Resources Corporation Relating to Quad 14 dated January 30, 2006. (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed February 3, 2006.)
10.11	Amended and Restated Employment Agreement by and between the Registrant and Bradley M. Colby effective July 1, 2011. (Incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-K filed April 16, 2012.)
10.12	Employment Agreement by and between the Registrant and Thomas G. Lantz, effective November 30, 2011. (Incorporated by reference to Exhibit 10.12 of our Annual Report on Form 10-K filed April 16, 2012.)
10.13	Employment Agreement by and between the Registrant and Kirk Stingley, effective January 1, 2012. (Incorporated by reference to Exhibit 10.13 of our Annual Report on Form 10-K filed April 16, 2012.)
10.14	Consulting Agreement by and between the Registrant and Richard Findley, effective November 30, 2011. (Incorporated by reference to Exhibit 10.41 of our Annual Report on Form 10-K filed April 16, 2012.)
10.15	Reserved for future use.
10.16	Letter Agreement effective as of May 19, 2006, by and among Eternal Energy Corp., International Frontier Resources Corporation, Palace Exploration Company Limited, Oilexco Incorporated, and Challenger Minerals (North Sea) Limited. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed May 23, 2006.)
10.17	Letter Agreement dated October 15, 2006, by and among Eternal Energy Corp., Fairway Exploration, LLC, Prospector Oil, Inc., and 0770890 B.C. Ltd. (Incorporated by reference to Exhibit 10.17 of our Annual Report on Form 10-KSB filed April 16, 2007.)
10.18	Letter Agreement dated October 26, 2006, by and among Eternal Energy Corp., Fairway Exploration, LLC, Prospector Oil, Inc., 0770890 B.C. Ltd., and Rover Resources Inc. (Incorporated by reference to Exhibit 10.18 of our Annual Report on Form 10-KSB filed April 16, 2007.)
10.19	Letter Agreement dated February 28, 2007, by and among Eternal Energy Corp., Pebble Petroleum Inc., Emerald Bay Holdings Ltd., and Heartland Resources Inc. (Incorporated by reference to Exhibit 10.19 of our Annual Report on Form 10-KSB filed April 16, 2007.)
10.20	Agreement To Terminate DGWS Option (Incorporated by reference to Exhibit 10.20 of our Quarterly Report on Form 10-Q filed May 15, 2009.)
10.21	Employment Agreement by and between Eternal Energy Corp. and Craig Phelps dated August 1, 2007. (Incorporated by reference to Exhibit 10.21 of our Quarterly Report on Form 10-Q filed May 15, 2009.)
10.22	Employment Agreement by and between Eternal Energy Corp. and Kirk A. Stingley dated June 2, 2008. (Incorporated by reference to Exhibit 10.22 of our Quarterly Report on Form 10-Q filed May 15, 2009.)
10.23	Amended and Restated Employment Agreement by and between Eternal Energy Corp. and Bradley M. Colby dated November 1, 2009. (Incorporated by reference to Exhibit 10.23 of our Quarterly Report on Form 10-Q filed November 23, 2009.)
10.24	First Amendment to the Amended and Restated Employment Agreement by and between Eternal Energy Corp. and Craig H. Phelps dated August 1, 2009. (Incorporated by reference to Exhibit 10.24 of our Quarterly Report on Form 10-Q filed November 23, 2009.)
10.25	First Amendment to the Employment Agreement by and between Eternal Energy Corp. and Kirk A. Stingley dated October 30, 2009. (Incorporated by reference to Exhibit 10.25 of our Quarterly Report on Form 10-Q filed November 23, 2009.)
10.26	Reserved for future use.

10.27	Lease Agreement dated January 1, 2009 by and between Eternal Energy Corp. and Oakley Ventures, LLC. (Incorporated by reference to Exhibit 10.27 of our Annual Report on Form 10-K filed March 23, 2010.)
10.27a	Lease Addendum, dated October 1, 2011 by and between Eternal Energy Corp. and Oakley Ventures, LLC, and Exhibit A thereto. (Incorporated by Reference to Exhibit 10.27a of our Annual Report on Form 10-K filed March 23, 2010.)
10.27b*	Lease Addendum, dated July 1, 2012 by and between American Eagle Energy and Oakley Ventures, LLC, and Exhibit A thereto.
10.28	Purchase and Sale Agreement by and between Eternal Energy Corp. and Ryland Oil Corporation dated March 26, 2010. (Incorporated by reference to Exhibit 10.28 of our Current Report on Form 8-K filed March 29, 2010.)
10.29	Purchase of Royalty Agreement by and between Eternal Energy Corp. and Ryland Oil Corporation dated March 26, 2010. (Incorporated by reference to Exhibit 10.29 of our Current Report on Form 8-K filed March 29, 2010.)
10.29a	Amending Agreement to the Ryland / Eternal Royalty Purchase Agreement by and between Eternal Energy Corp. and Ryland Oil Corporation dated April 20, 2010. (Incorporated by reference to Exhibit 10.29a of our Current Report on Form 8-K filed March 29, 2010.)
10.30	Termination Agreement (of the US Pebble Acquisition Agreement) by and between Eternal Energy Corp., Fairway Exploration LLC, Prospector Oil, Inc. Pebble Petroleum Inc. and Rover Resources Inc. dated April 29, 2010. (Incorporated by reference to Exhibit 10.30 of our Quarterly Report on form 10-Q filed May 17, 2010.)
10.31	Termination Agreement (of the Canadian Pebble Acquisition Agreement) by and between Eternal Energy Corp., Fairway Exploration LLC, Prospector Oil, Inc. and Pebble Petroleum Inc. dated April 29, 2010. (Incorporated by reference to Exhibit 10.31 of our Quarterly Report on form 10-Q filed May 17, 2010.)
10.32	Termination Agreement (of the US Prospect Acquisition Agreement) by and between Eternal Energy Corp., Fairway Exploration LLC, Prospector Oil, Inc., Pebble Petroleum Inc., Rover Resources Inc., Steven Swanson, Richard L. Findley, Thomas G. Lantz and Ryland Oil Corporation dated May 11, 2010. (Incorporated by reference to Exhibit 10.33 of our Quarterly Report on Form 10-Q filed May 17, 2010.)
10.33	Termination Agreement (of the Canadian Prospect Acquisition Agreement) by and between Eternal Energy Corp., Fairway Exploration LLC, Prospector Oil, Inc., Pebble Petroleum Inc., Rover Resources Inc., Steven Swanson, Richard L. Findley, Thomas G. Lantz and Ryland Oil Corporation dated May 11, 2010. (Incorporated by reference to Exhibit 10.33 of our Quarterly Report on form 10-Q filed May 17, 2010.)
10.34	Termination of Management Services Agreement by and between Eternal Energy Corp., Ryland Oil Corporation and Brad Colby dated December 1, 2009. (Incorporated by reference to Exhibit 10.34 of our Quarterly Report on form 10-Q filed May 17, 2010.)
10.35	Amendment to the Consulting Agreement by and between Eternal Energy Corp., Rover Resources Inc., and Brad Colby dated April 1, 2010. (Incorporated by reference to Exhibit 10.35 of our Quarterly Report on form 10-Q filed May 17, 2010.)
10.36	Letter of Intent between Eternal Energy Corp. and American Eagle Energy Inc. dated February 22, 2011. (Incorporated by reference to Exhibit 10.36 of our Annual Report on Form 10-K filed March 23, 2011.)
10.37	Engagement Letter for Professional Services between Eternal Energy Corp. and C.K. Cooper & Company, dated February 25, 2011. (Incorporated by reference to Exhibit 10.37 of our Annual Report on Form 10-K filed March 23, 2011.)
10.38	Participation and Operating Agreement among Eerg Energy Ulc, AEE Canada Inc., and Passport Energy Inc., dated April 15, 2011. (Incorporated by reference to Exhibit 10.38 of our Registration Statement on Form S-4 filed May 4, 2011.)
10.38a	Amending Agreement to the Participation and Operating Agreement among Eerg Energy Ulc, Aee Canada Inc., and Passport Energy Inc., dated February 1, 2012. (Incorporated by reference to Exhibit 10.38a of our Annual Report on Form 10-K filed April 16, 2012.)
10.39^	Purchase and Sale Agreement among Eternal Energy Corp., American Eagle Energy Inc. and NextEra Energy Gas Producing, LLC, dated May 17, 2011. (Incorporated by reference to Exhibit 10.39 of our Amended Quarterly Report on Form 10-Q/A filed October 11, 2011.)
10.40^	Purchase and Sale Agreement among Eternal Energy Corp., American Eagle Energy Inc. and NextEra Energy Gas Producing, LLC, dated May 17, 2011. (Incorporated by reference to Exhibit 10.40 of our Amended Quarterly Report on Form 10-Q/A filed October 11, 2011.)
10.40a	First Amendment to Purchase and Sale Agreement among Eternal Energy Corp., American Eagle Energy Inc. and NextEra Energy Gas Producing, LLC, dated June 14, 2011. (Incorporated by reference to Exhibit 10.40a of our Quarterly Report on Form 10-Q filed August 18, 2011.)
10.40b	Second Amendment to Purchase and Sale Agreement among Eternal Energy Corp., American Eagle Energy Inc. and NextEra Energy Gas Producing, LLC, dated July 25, 2011. (Incorporated by reference to Exhibit 10.40b of our Quarterly Report on Form 10-Q filed August 18, 2011.)
10.41^	Purchase and Sale Agreement among Eternal Energy Corp., American Eagle Energy Inc. and NextEra Energy Gas Producing, LLC, dated November 15, 2011. (Incorporated by reference to Exhibit 10.41 of our Annual Report on Form 10-K filed April 16, 2012.)
10.42*^	Carry Agreement by and among American Eagle Energy Corporation, American Eagle Energy Inc., and NextEra Energy Gas Producing, LLC, dated as of April 16, 2012, and Exhibit C thereto.

10.43*^	First Amendment to Carry Agreement by and among American Eagle Energy Corporation, American Eagle Energy Inc., and NextEra Energy Gas Producing, LLC, dated as of July 15, 2012.
21.1	List of Subsidiaries. (Incorporated by reference to Exhibit 21.1 of our Annual Report on Form 10-K filed April 16, 2012.)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
^	Portions omitted pursuant to a request for confidential treatment.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EAGLE ENERGY CORPORATION

(Registrant)

August 20, 2012	/s/ Bradley M. Colby
Bradley M. Colby
President and Chief Executive Officer

