Form 10-Q/A
period 2012-06-30
AMERICAN EAGLE ENERGY Corp
filed 2012-09-13
CIK 1282613

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

45,842,778 shares of common stock issued and outstanding at August 17, 2012.

Explanatory Note

The purpose of this Amendment No. 1 to American Eagle Energy Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 20, 2012 (the “Form 10-Q”), is to correct an accidental omission in Note 6, to revise proceeds from the conveyance of working interests in the condensed, consolidated statement of cash flows and related notes, and to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this Report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date.

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

American Eagle Energy Corporation

Condensed Consolidated Statements of Cash Flows

For the Six-Month Periods Ended June 30, 2012 and 2011

	2012	2011
Cash flows provided by operating activities:
Net income (loss)	$(505,488)	$2,348,363
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash transactions:
Stock-based compensation	353,773	-
Depreciation, depletion and amortization	567,197	29,117
Accretion of discount on asset retirement obligation	6,205	707
Provision for deferred income taxes	(264,078)	-
Foreign currency transaction gains	(10,236)	-
Gain on the sale of oil and gas properties, subject to amortization, net of costs	-	(3,402,000)
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(15,182)	24,072
(Increase) decrease in trade receivables	(8,643,919)	182,352
Increase in amounts due from American Eagle Energy Inc. (pre-merger)	-	(387,957)
Increase in accounts payable	9,788,911	1,973,531
Increase in drilling pre-payments collected	8,461,187	788,748
Decrease in income taxes payable	(1,255,500)	-

Net cash provided by operating activities	8,482,870	1,556,933

Cash flows provided by (used for) investing activities:
Proceeds from the sale of oil and gas properties	227,661	3,456,960
Proceeds from the conveyance of working interests	3,789,989	-
Proceeds from the sale of equipment	-	700
Additions to oil and gas properties	(14,503,946)	(1,990,753)
Additions to office equipment and leasehold improvements	(106,915)	(1,010)
Purchase of certificates of deposit	(50,000)	-
Purchase of marketable securities	(51,301)	-

Net cash provided by (used for) investing activities	(10,694,512)	1,465,897

Cash flows provided by financing activities:
Proceeds from sale of stock to a director	110,000	-
Proceeds from the exercise of stock options	34,625	-

Net cash provided by financing activities	144,625	-

Net increase (decrease) in cash	(2,067,017)	3,022,830

Cash - beginning of period	12,151,309	2,400,362

Cash - end of period	$10,084,292	$5,423,192

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

Glacier Prospect

As of June 30, 2012, the Company owns an undivided 33% working interest in approximately 25,000 net acres located in Toole County, Montana. The acreage is held by approximately 400 leases, with expiration dates ranging from June 2013 to June 2015.

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

As of the date of closing, the Company had incurred drilling costs associated with the first two wells to be covered under the Carry Agreement totaling $3,789,989. Upon execution of the Carry Agreement, these costs were removed from the Company’s books and an offsetting receivable was created. Pursuant to accounting rules, the assignment of a portion of the Company’s working interests in certain existing and future wells under the Carry Agreement has been treated as a conveyance of the working interests. The Company has disclosed the transfer of the drilling costs to the financing partner as a source of cash from investing activities on its consolidated statement of cash flows for the six-month period ended June 30, 2012.

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

PART II – OTHER INFORMATION

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

AMERICAN EAGLE ENERGY CORPORATION

(Registrant)

September 13, 2012	/s/ Bradley M. Colby
Bradley M. Colby
President and Chief Executive Officer