Form 10-Q
period 2012-09-30
AMERICAN EAGLE ENERGY Corp
filed 2012-11-19
CIK 1282613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

 Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

45,842,782 shares of common stock issued and outstanding at November 15, 2012.

INDEX

A Note About Forward Looking Statements	2

PART I - FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements (Unaudited)	3

Condensed Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011	5

Condensed Consolidated Statements of Income and Comprehensive Income for the Three-Month and Nine-Month Periods Ended September 30, 2012 and 2011 (Unaudited)	6-7

Condensed Consolidated Statements of Stockholders’ Equity for the Nine-Month Period Ended September 30, 2012 (Unaudited) and the Year Ended December 31, 2011	8

Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2012 and 2011 (Unaudited)	9

Notes to the Condensed Consolidated Financial Statements (Unaudited)	10

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 4 - Controls and Procedures	45

PART II - OTHER INFORMATION

Item 6 – Exhibits	46

Signatures	50

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

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Eagle Energy Corporation

Condensed Consolidated Financial Statements

As of September 30, 2012, December 31, 2011 and

For the Three-Month and Nine-Month Periods Ended September 30, 2012 and 2011

American Eagle Energy Corporation

Index to the Condensed Consolidated Financial Statements

As of September 30, 2012, December 31, 2011 and

For the Three-Month and Nine-Month Periods Ended September 30, 2012 and 2011

Condensed Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011	5

Condensed Consolidated Statements of Income and Comprehensive Income for the Three-Month and Nine-Month Periods Ended September 30, 2012 and 2011 (Unaudited)	6-7

Condensed Consolidated Statements of Stockholders’ Equity for the Nine-Month Period Ended September 30, 2012 (Unaudited) and the Year Ended December 31, 2011	8

Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2012 and 2011 (Unaudited)	9

Notes to the Consolidated Financial Statements (Unaudited)	10

American Eagle Energy Corporation

Condensed Consolidated Balance Sheets

As of September 30, 2012 and December 31, 2011

	September 30,	December 31,
	2012	2011
Current assets:
Cash	$19,424,870	$12,151,309
Trade receivables	7,546,092	3,105,079
Receivables from related parties	-	314,521
Income taxes receivable	276,744	-
Prepaid expenses	105,974	45,690

Total current assets	27,353,680	15,616,599

Equipment and leasehold improvements, net of accumulated depreciation and amortization of $190,371 and $156,744, respectively	213,902	19,823
Oil and gas properties, under the full cost method – subject to amortization, net of accumulated depletion of $1,296,243 and $183,238, respectively	27,154,107	15,798,307
Oil and gas properties, under the full cost method – not subject to amortization	9,688,641	7,295,215
Marketable securities	1,292,364	1,254,434
Restricted cash	101,500	51,500
Deposits	8,649	5,345

Total assets	$65,812,843	$40,041,223

Current liabilities:
Accounts payable	$24,461,334	$6,002,204
Amounts due to working interest partners	9,898,992	2,233,267
Accrued income taxes	-	1,460,137

Total current liabilities	34,360,326	9,695,608

Asset retirement obligation	353,180	34,628
Deferred taxes	4,271,928	4,552,864
Total liabilities	38,985,434	14,283,100

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, $.001 par value, 194,444,444 shares authorized, 45,842,782 and 45,588,948 shares outstanding, respectively	45,843	45,589
Additional paid-in capital	26,654,245	25,948,311
Accumulated other comprehensive income	156,839	180,447
Accumulated deficit	(29,518)	(416,224)

Total stockholders’ equity	26,827,409	25,758,123

Total liabilities and stockholders’ equity	$65,812,843	$40,041,223

The accompanying notes are an integral part of the condensed consolidated financial statements.

American Eagle Energy Corporation

Condensed Consolidated Statements of Income and Comprehensive Income

For the Three-Month and Nine-Month Periods Ended September 30, 2012 and 2011

	For the Three-Month Period		For the Nine-Month Period
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Oil and gas sales	$2,875,190	$141,155	$5,791,442	$193,960

Operating expenses:
Oil and gas operating expenses	788,016	111,554	1,889,526	227,245
General and administrative	1,021,026	304,666	3,066,726	1,298,726
Depreciation, amortization and depletion expense	579,434	16,976	1,146,631	46,093

Total operating expenses	2,388,476	433,196	6,102,883	1,572,064

Total operating income (loss)	486,714	(292,041)	(311,441)	(1,378,104)

Interest income	1,898	1,687	6,769	4,717
Dividend income	17,425	17,717	46,155	52,249
Interest expense	(3)	(415)	(706)	(1,122)
Gain on the sale of oil and gas properties, subject to amortization, net of costs	-	46,170	-	3,448,170

Income (loss) before taxes	506,034	(226,882)	(259,223)	2,125,910

Income tax benefit (expense)	386,160	(2,623)	645,929	(7,052)

Net income (loss)	$892,194	$(229,505)	$386,706	$2,118,858

Net income (loss) per common share:
Basic	$0.02	$(0.03)	$0.01	$0.23
Diluted	$0.02	$(0.03)	$0.01	$0.22

Weighted average number of shares outstanding -
Basic	45,842,782	9,112,405	45,775,211	9,112,405
Diluted	46,235,033	9,112,405	46,480,412	9,789,862

The accompanying notes are an integral part of the condensed consolidated financial statements.

American Eagle Energy Corporation

Condensed Consolidated Statements of Income and Comprehensive Income

For the Three-Month and Nine-Month Periods Ended September 30, 2012 and 2011

	For the Three-Month Period		For the Nine-Month Period
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$892,194	$(229,505)	$386,706	$2,118,858

Other comprehensive gains (loss), net of tax:
Unrealized foreign exchange losses	(34,373)	-	(68,590)	-
Unrealized gains (losses) on securities	64,019	(267,789)	(23,608)	(294,333)
Total other comprehensive gain (loss), net of tax	29,646	(267,789)	(92,198)	(294,333)

Comprehensive income (loss)	$921,840	$(497,294)	$294,508	$1,824,525

The accompanying notes are an integral part of the condensed consolidated financial statements.

American Eagle Energy Corporation

Condensed Consolidated Statements of Stockholders’ Equity

For the Nine-Month Period Ended September 30, 2012 and the Year Ended December 31, 2011

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders
	Shares	Amount	Capital	Income	Deficit	Equity

Balance, December 31, 2010	9,112,405	$9,112	$9,231,199	$415,463	$(4,870,125)	$4,785,649

Shares issued during acquisition	36,476,543	36,477	16,686,498	-	-	16,722,975
Stock based compensation	-	-	30,614	-	-	30,614
Unrealized loss on securities	-	-	-	(235,016)	-	(235,016)
Net income	-	-	-	-	4,453,901	4,453,901

Balance, December 31, 2011	45,588,948	45,589	25,948,311	180,447	(416,224)	25,758,123

Stock based compensation	-	-	561,563	-	-	561,563
Shares issued in private placement	100,000	100	109,900	-	-	110,000
Shares issued from exercise of stock options	153,834	154	34,471	-	-	34,625
Unrealized loss on securities	-	-	-	(23,608)	-	(23,608)

Net income	-	-	-	-	386,706	386,706

Balance, September 30, 2012	45,842,782	$45,843	$26,654,245	$156,839	$(29,518)	$26,827,409

The accompanying notes are an integral part of the condensed consolidated financial statements.

American Eagle Energy Corporation

Condensed Consolidated Statements of Cash Flows

For the Nine-Month Periods Ended September 30, 2012 and 2011

	2012	2011
Cash flows provided by operating activities:
Net income	$386,706	$2,118,858
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash transactions:
Stock-based compensation	561,563	-
Depreciation, depletion and amortization	1,146,632	46,093
Accretion of discount on asset retirement obligation	2,435	1,122
Provision for deferred income taxes	(280,936)	-
Foreign currency transaction gains	(10,237)	-
Gain on the sale of oil and gas properties, subject to amortization, net of costs	-	(3,448,170)
Changes in operating assets and liabilities:
Increase in prepaid expenses	(60,284)	(16,908)
Increase in trade receivables	(4,126,492)	(11,711)
Increase in income taxes receivable	(276,744)	-
Increase in amounts due from American Eagle Energy Inc. (pre-merger)	-	(38,065)
Increase in deposits	(3,304)	-
Increase in accounts payable	18,459,130	1,554,970
Increase (decrease) in drilling pre-payments collected	7,665,725	(74,158)
Decrease in income taxes payable	(1,460,137)	-

Net cash provided by operating activities	22,004,057	132,031

Cash flows used for investing activities:
Proceeds from the sale of oil and gas properties	478,565	4,003,197
Proceeds from the conveyance of working interests	3,789,989	-
Proceeds from the sale of equipment	-	700
Additions to oil and gas properties	(18,814,668)	(4,515,374)
Additions to office equipment and leasehold improvements	(227,706)	(1,287)
Purchase of certificates of deposit	(50,000)	(50,000)
Purchase of marketable securities	(51,301)	-

Net cash used for investing activities	(14,875,121)	(562,764)

Cash flows provided by financing activities:
Proceeds from stock issuance	110,000	-
Proceeds from the exercise of stock options	34,625	-

Net cash provided by financing activities	144,625	-
Net increase (decrease) in cash	7,273,561	(430,733)
Cash - beginning of period	12,151,309	2,400,362

Cash - end of period	$19,424,870	$1,969,629

The accompanying notes are an integral part of the condensed consolidated financial statements.

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2012, December 31, 2011 and

For the Three-Month and Nine-Month Periods Ended September 30, 2012 and 2011

1.	Description of Business

American Eagle Energy Corporation (the “Company”) was incorporated in the state of Nevada in March 2003 under the name Golden Hope Resources. In July 2005, Golden Hope Resources changed its name to Eternal Energy Corp. (“Eternal Energy”). In December 2011, the Eternal Energy name was changed to American Eagle Energy Corporation in connection with its acquisition of, and merger with, American Eagle Energy Inc. (“AEE Inc.”). See Note 3.

The Company engages in the acquisition, exploration, development and production of oil and gas properties. At September 30, 2012, the Company had entered into participation agreements related to oil and gas exploration projects in the Spyglass Property and West Spyglass Prospect, located in Divide County, North Dakota, and Sheridan County, Montana and the Hardy Property, located in southeastern Saskatchewan, Canada. In addition, the Company owns working interests in mineral leases located in Richland, Roosevelt and Toole Counties in Montana.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned first- and second-tier subsidiaries, AEE Inc., EERG Energy ULC (Canadian) and AEE Canada Inc. (Canadian). All material intercompany accounts, transactions and profits have been eliminated.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the condensed results for the interim periods. Operating results for the three-month and nine-month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

In December 2011, the Company declared a 1.0-for-4.5 reverse stock split. As a result, all share and per share information included in these consolidated financial statements has been presented on a post-reverse-split basis.

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2012, December 31, 2011 and

For the Three-Month and Nine-Month Periods Ended September 30, 2012 and 2011

Certain amounts presented in the prior year financial statements have been renamed or reclassified in order to conform to the current period presentation. Such reclassifications had no effect on net loss.

Concentration of Credit Risk

At September 30, 2012, the Company had cash on deposit that exceeded the United States (FDIC) federally insured limit of $250,000 per bank.

Foreign Currency Adjustments

The functional currency of the Company’s wholly-owned first-tier subsidiaries, EERG Energy ULC and AEE Canada, Inc., is the Canadian Dollar. EERG Energy ULC’s and AEE Canada, Inc.’s asset and liability account balances are translated into US Dollars at the exchange rate in effect as of the balance sheet dates. Gains and losses realized upon the settlement of foreign currency transactions are included in the Company’s results of operations. The Company recognized exchange gains (losses) totaling ($65,133) and $7,906 for the three-month and nine-month periods ended September 30, 2012, respectively, and gains (losses) totaling $2,213 and ($26,371) for the three-month and nine-month periods ended September 30, 2011, respectively.

Restricted Cash

At September 30, 2012 and December 31, 2011, the Company had $101,500 and $51,500 of restricted cash, respectively. The restricted cash consists of cash bonds required by the state of North Dakota in order to pursue future drilling in the state. The cash is held in custody by the issuing bank in the form of certificates of deposit and is restricted as to withdrawal or use. Interest income earned from the certificates of deposit is paid to the Company upon maturation of the certificates of deposit. The certificates of deposit have six-month terms. However, it is the Company’s intention to renew the certificates of deposit upon maturation and to leave the cash bond in place for the foreseeable future. Accordingly, the restricted cash has been classified as a non-current asset.

Receivables

The Company’s accounts receivable consist mainly of receivables from oil and gas purchasers and from joint interest owners on properties the Company operates. For receivables from joint interest owners, the Company typically has the ability to withhold future revenue disbursements to recover non-payment of joint interest billings. Receivables are evaluated for collectability based on the financial strength of the individual customers or joint interest partners, as well as projected future production of the associated wells. At September 30, 2012, the Company has determined that all receivable balances are fully collectible and, accordingly, no allowance for doubtful accounts has been recorded.

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2012, December 31, 2011 and

For the Three-Month and Nine-Month Periods Ended September 30, 2012 and 2011

Stock-Based Compensation

The Company measures compensation cost for all stock-based awards at fair value on the date of grant and recognizes compensation expense in its statements of operations over the service period that the awards are expected to vest. The Company has elected to recognize compensation cost for all options with graded vesting on a straight-line basis over the vesting period of the entire option. The Company recognized stock-based compensation expense of $207,800 and $561,573, for the three-month and nine-month periods ended September 30, 2012. The Company did not recognize any stock-based compensation expense for the three-month and nine-month periods ended September 30, 2011.

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

The fair value of the Company’s financial instruments, measured on a recurring basis at September 30, 2012 and December 31, 2011, were as follows:

	Level 1	Level 2	Level 3	Total
September 30, 2012
Marketable securities	$1,292,364	$-	$-	$1,292,364

December 31, 2011
Marketable securities	1,181,077	73,357	-	1,254,434

The Company uses Level 2 inputs to determine the fair value of certain warrants to purchase shares of common stock of an entity that is traded on the Canadian National Stock Exchange. The warrants are valued using the Black Scholes Option Pricing Model, which includes a calculation of historical volatility of the stock.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed in the same way as basic earnings per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued that were dilutive. Diluted loss per common share for the three-month period ended September 30, 2011 is computed in the same way as basic loss per common share, as the inclusion of additional common shares that would be outstanding if all potential common shares had been issued would be anti-dilutive. See Note 9 for the calculation of basic and diluted weighted average common shares outstanding for the three-month and nine-month periods ended September 30, 2012 and 2011.

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2012, December 31, 2011 and

For the Three-Month and Nine-Month Periods Ended September 30, 2012 and 2011

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

The Company recognized income tax benefits totaling $386,160 and $645,929 for the three-month and nine-month periods ending September 30, 2012. Included in these figures is the effect of a true-up adjustment related to the finalization of the Company’s 2011 federal and state tax returns, totaling $588,771. The true-up adjustment primarily relates to the treatment afforded to U.S. tax benefits associated with foreign tax payments.

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

Pursuant to the terms of the Merger Agreement, the Company issued 36,476,543 shares of its common stock to acquire 100% of the then-outstanding shares of AEE Inc.’s common stock, which resulted in AEE Inc. becoming a wholly-owned subsidiary of the Company. Immediately subsequent to the transaction, legacy AEE Inc. stockholders owned approximately 80% of the shares of the Company’s outstanding common stock, exclusive of outstanding options to purchase shares of the Company’s common stock and shares of AEE Inc.’s common stock. The shares of common stock that were issued in connection with the Company’s acquisition of AEE Inc. were registered with the SEC on November 11, 2011.

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2012, December 31, 2011 and

For the Three-Month and Nine-Month Periods Ended September 30, 2012 and 2011

Despite the fact the AEE Inc.’s legacy stockholders held approximately 80% of the Company’s outstanding shares immediately following the merger, other factors present in the structure of the transaction resulted in the Company being determined to be the legal and acquiring entity. Specific factors that led to this conclusion included the fact that the majority of the merged company’s officers and Board of Directors membership consists of legacy Eternal Energy officers and directors. In addition, there is no single stockholder or organized group of stockholders of the former AEE Inc. that holds the largest minority voting interest in the merged company. Rather, the individual who owns the largest number of shares of the merged company’s voting stock is a legacy Eternal Energy stockholder and was a member of the Eternal Energy’s senior management and is a member of the merged company’s senior management team.

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

The amounts presented above are based on estimated fair market values and are subject to change as additional information becomes available. Because the common stock of both companies was very thinly traded, the Company estimated the fair market value of the shares issued based on an independent valuation.

The financial assets acquired included cash and cash equivalents of $5,598,916, trade and other receivables totaling $351,558, prepaid expenses totaling $7,468, marketable securities of a related party totaling $73,357 and restricted cash totaling $1,500.

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2012, December 31, 2011 and

For the Three-Month and Nine-Month Periods Ended September 30, 2012 and 2011

The financial liabilities assumed consisted of trade payables and accrued liabilities totaling $3,300,491, amounts due to the Company totaling $251,081, long-term asset retirement obligations totaling $17,314 and current income taxes payable totaling $975,000. In addition, the Company recorded a deferred tax liability in the amount of $4,837,786, which represents the future tax effects of the fair market value adjustments applied to the assets of AEE Inc. upon acquisition.

Supplemental Pro Forma Information (Unaudited)

The following pro forma financial information for the three-month and nine-month periods ended September 30, 2012 is presented as if the merger transaction had occurred on January 1, 2011 (unaudited):

	Revenue	Net Earnings (Loss)
For the three-months ended September 30, 2011	$264,758	$(395,699)

For the nine-months ended September 30, 2011	$364,041	$3,212,455

The following assumptions were used to prepare the supplemental pro forma financial information presented above:

•	No adjustments were made to reflect economies of scale or other potential cost savings that may have been achieved had the merger occurred on January 1, 2011.

•	No adjustments were made relative to alternative financing strategies that may have been implemented on a combined entity basis.

•	The estimated fair market value of AEE Inc.’s oil and gas properties, subject to amortization, is based on the net present value of future cash flows from proven reserves as of December 31, 2011, as calculated by an independent, third-party engineering firm.

•	The estimated fair market values of AEE Inc.’s oil and gas properties, not subject to amortization, were determined based on prevailing lease prices associated with acreage located in close proximity to the acquired properties and/or the Company’s recent acreage purchase transactions as of or near to December 20, 2011.

4.	Marketable Securities

Available-for-sale marketable securities at September 30, 2012 and December 31, 2011 consist of the following:

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2012, December 31, 2011 and

For the Three-Month and Nine-Month Periods Ended September 30, 2012 and 2011

		Gains in	Losses in
		Accumulated	Accumulated
	Estimated	Other	Other
	Fair	Comprehensive	Comprehensive
	Value	Income	Income
September 30, 2012
Noncurrent assets:
Common stock	$1,292,364	$275,392	$(7,392)
Total available-for-sale marketable securities	$1,292,364	$275,392	$(7,392)

December 31, 2011
Noncurrent assets:
Common stock and warrants	$1,254,434	$281,371	$-
Total available-for-sale marketable securities	$1,254,434	$281,371	$-

The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market.

In June 2012, the Company exercised warrants to purchase 1,000,000 shares of common stock of Passport Energy Ltd. at an exercise price of approximately $0.05 per share. Cash consideration paid to exercise the warrants totaled $51,301. There were no sales of marketable securities during the nine-month periods ended September 30, 2012 and 2011.

5.	Equipment and Leasehold Improvements

The following is a summary of equipment and improvements as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
Office furniture and equipment	$200,464	$129,057
Computer equipment	141,029	-
Leasehold improvements	62,780	47,510

Total equipment and improvements	404,273	176,567
Less: accumulated depreciation and amortization	(190,371)	(156,744)
Equipment and improvements, net	$213,902	$19,823

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2012, December 31, 2011 and

For the Three-Month and Nine-Month Periods Ended September 30, 2012 and 2011

Depreciation and amortization expense for the three-month and nine-month periods ended September 30, 2012 was $16,410 and $33,627, respectively, and $1,796 and $6,201 for the three-month and nine-month periods ended September 30, 2011, respectively.

6.	Oil and Gas Properties

As of September 30, 2012 and December 31, 2011, net costs included in the Company’s full-cost pool cost centers are as follows:

	September 30, 2012		December 31, 2011
	Amortizable	Non-Amortizable	Amortizable	Non-Amortizable
United States	$13,634,094	$9,688,641	$6,816,654	$7,295,215
Canada	13,520,013	-	8,981,653	-

Total	$27,154,107	$9,688,641	$15,798,307	$7,295,215

Hardy Property

As of September 30, 2012, the Company owns a 50% working interest in approximately 4,300 net acres held by six leases, each of which is scheduled to expire on April 1, 2014.

Spyglass Property

As of September 30, 2012, the Company owns a consolidated 50% working interest in approximately 12,285 net acres within the Spyglass Property, which is held by approximately 466 leases, with expiration dates ranging from November 2012 to August 2017.

Benrude Property

As of September 30, 2012, the Company owns a 100% working interest in approximately 743 net acres located in Roosevelt County, Montana. The acreage is held by 32 leases, with expiration dates ranging from December 2012 to July 2015. The Company conducted a 3-D seismic study of the Benrude Property during 2012, the results of which are currently being evaluated and will be used to determine the Company’s strategy for pursuing the proved reserves assigned to the Benrude Property.

Exploratory Prospects

As of September 30, 2012, the Company has entered into participation agreements in a number of exploratory oil and gas prospects, all of which are located within the continental United States. Unproven exploratory prospects are excluded from the amortizable cost pools. Each prospect’s costs are transferred into the amortization base on an ongoing basis as the prospect is evaluated and proved reserves are established or impairment is determined. The Company paid certain amounts upon execution of the agreements and is obligated to share in the drilling costs of certain exploratory wells being drilled in the prospects. The capitalized costs of the exploratory prospects are not subject to amortization because, to date, no proved reserves have been assigned to the individual prospects. The nature of the capitalized costs of the unproven prospects is as follows:

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2012, December 31, 2011 and

For the Three-Month and Nine-Month Periods Ended September 30, 2012 and 2011

	YTD		Aggregate
	September 30,		Through
	2012	2011	2010	Total

Acquisition costs	$2,871,991	$9,442,209	$2,362,741	$14,676,941
Exploration costs	-	520,967	206,203	727,170
Reclassifications to the amortizable pool	-	(758,723)	-	(758,723)
Impairments and sales	(478,565)	(2,499,605)	(1,978,577)	(4,956,747)
Total capitalized costs of exploratory prospects	$2,393,426	$6,704,848	$590,367	$9,688,641

Glacier Prospect

As of September 30, 2012, the Company owns an undivided 33% working interest in approximately 25,000 net acres located in Toole County, Montana. The acreage is held by approximately 400 leases, with expiration dates ranging from June 2013 to June 2015.

Because no proved reserves have yet been identified, the Glacier Prospect has been assigned to the full-cost pool that is not subject to amortization. Management is currently in the process of developing its exploration strategy relative to the Glacier Prospect. The Company is evaluating the results of nearby wells drilled by other companies in order to make a determination on the future of the Glacier Prospect. The Glacier Prospect is evaluated for impairment during each reporting period. There were no impairments evident as of September 30, 2012.

Sidney North Prospect

As of September 30, 2012, the Company owns a 100% working interest in oil and gas leases on approximately 405 net acres located in Richland County, Montana (the “Sidney North Prospect”). The acreage is held by approximately 15 leases, with expiration dates ranging from July 2013 to October 2015. The Company’s management is currently evaluating this prospect. No formal determination of the ultimate viability of this prospect is expected during the next twelve months. Management has reviewed the carrying value of this property and determined that no impairment exists as of September 30, 2012.

West Spyglass Prospect

As of September 30, 2012, the Company owns a 25% working interest in approximately 11,025 net acres located within the West Spyglass Prospect. The net acres are held by 311 leases, with expiration dates ranging from February 2013 to February 2017. The Company’s management is currently evaluating this prospect. No formal determination of the ultimate viability of this prospect is expected during the next twelve months. Management has reviewed the carrying value of this property and determined that no impairment exists as of September 30, 2012.

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2012, December 31, 2011 and

For the Three-Month and Nine-Month Periods Ended September 30, 2012 and 2011

Archer Prospect

As of September 30, 2012, the Company owns a 100% working interest in approximately 5,902 net acres located in eastern Sheridan County and Daniels County, Montana. The net acres are held by 62 leases, with expiration dates ranging from January 2015 to December 2016. The Company’s management is currently evaluating this prospect. No formal determination of the ultimate viability of this prospect is expected during the next twelve months. Management has reviewed the carrying value of this property and determined that no impairment exists as of September 30, 2012.

Exploratory Prospect Cost Summary

The following table summarizes the costs of the Company’s aggregate exploratory activities for all unproven prospects for the nine-month period ended September 30, 2012 and the year ended December 31, 2011:

	September 30,	December 31,
	2012	2011

Balance at the beginning of the period	$7,295,215	$590,368
Additions to exploratory costs	2,871,991	11,407,645
Disposals	(478,565)	(2,499,605)
Reassignments to the amortizable pool	-	(2,203,193)
Balance at the end of the period	$9,688,641	$7,295,215

7.	Asset Retirement Obligations

The Company has recorded estimated asset retirement obligations for the future plugging and abandonment of operated and non-operated wells that are located within the Hardy and Spyglass Properties. As of September 30, 2012 and December 31, 2011, the discounted value of the asset retirement obligations was $353,180 and $34,628, respectively. The projected plugging dates for the Company’s existing operated wells range from December 2020 to June 2036.

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2012, December 31, 2011 and

For the Three-Month and Nine-Month Periods Ended September 30, 2012 and 2011

8.	Commitments and Contingencies

Drilling Obligations

The Company has the option to participate in the drilling of future, non-operated exploratory wells related to its working interest in the Spyglass Property, should any such wells be proposed by the other working interest owners. As of September 30, 2012, the Company has elected to participate in 31 non-operated wells located within the Spyglass Property. As such, the Company is currently obligated to fund its non-operating working interest portion of the drilling and future operations costs of these wells. The Company’s working interests in the Spyglass wells range from 0.03% to 22.87%. Additional wells could be proposed in the future, at which time the Company may or may not elect to participate in such wells.

During the nine-month period ended September 30, 2012, the Company drilled and completed five oil wells within the Spyglass Property. The Company intends to drill and operate additional horizontal and/or vertical wells within the Spyglass Property over the next year and has contracted for the use of a drilling rig for the foreseeable future. The Company is obligated to pay all costs related to the use of the drilling rig in connection with the drilling of the wells, subject to the terms of the Carry Agreement, as described in Note 10.

Lease Obligation

The Company currently leases office space pursuant to the terms of a three-year lease agreement. The original lease agreement was scheduled to expire on December 31, 2011. In September 2011, the Company amended the original lease agreement and extended the term of the lease through December 31, 2014. Effective July 1, 2012, the Company amended the lease-agreement to include additional square footage. Future lease payments related to the Company’s office and equipment leases as of September 30, 2012 are as follows:

Amount
2012 (remainder)	$25,808
2013	105,880
2014	111,174
Total	$242,862

Rent expense for the three-month and nine-month periods ended September 30, 2012 totaled $33,736 and $76,627, respectively, and $19,017 and $55,977 for the three-month and nine-month periods ended September 30, 2011, respectively.

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2012, December 31, 2011 and

For the Three-Month and Nine-Month Periods Ended September 30, 2012 and 2011

9.	Earnings (Loss) Per Share

Because the Company recognized a net loss for three-month period ended September 30, 2011, diluted loss per common share for the period is computed in the same way as basic loss per common share, as the inclusion of additional common shares that would be outstanding if all potential common shares had been issued would be anti-dilutive. The following is a reconciliation of the number of shares used in the calculation of basic and diluted loss per share for the three-month and nine-month periods ended September 30, 2012 and 2011:

	For the Three-Month Period		For the Nine-Month Period
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$892,194	$(229,505)	$386,706	$2,118,858

Weighted average number of common shares outstanding	45,842,782	9,112,405	45,775,211	9,112,405
Incremental shares from the assumed exercise of dilutive stock options	392,251	-	705,201	677,457
Diluted common shares outstanding	46,235,033	9,112,405	46,480,412	9,789,862

Earnings (loss) per share – basic	$0.02	$(0.03)	$0.01	$0.23
Earnings (loss) per share – diluted	$0.02	$(0.03)	$0.01	$0.22

10.	Carry Agreement

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

As of the date of closing, the Company had incurred drilling costs associated with the first two wells to be covered under the Carry Agreement totaling $3,789,989. Upon execution of the Carry Agreement, these costs were removed from the Company’s books and an offsetting receivable was created. Pursuant to accounting rules, the assignment of a portion of the Company’s working interests in certain existing and future wells under the Carry Agreement has been treated as a conveyance of the working interests. The Company has disclosed the transfer of the drilling costs to the financing partner as a source of cash from investing activities on its consolidated statement of cash flows for the nine-month period ended September 30, 2012.

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2012, December 31, 2011 and

For the Three-Month and Nine-Month Periods Ended September 30, 2012 and 2011

Effective July 15, 2012, the Company amended the Carry Agreement with the third-party to include an additional four oil and gas wells. The Amended Carry Agreement relieves the Company of approximately $25.2 million of actual and estimated future drilling costs associated with the ten carried wells. The Company expects that the Carry Agreement will significantly strengthen its working capital position and allow it to pursue its short-term drilling program vigorously.

As of September 30, 2012, the Company has received $20,398,515 of funding under the Carry Agreement, as amended. Proceeds received pursuant to the terms of the Carry Agreement, subsequent to the closing, are applied against the drilling and completion costs to which they relate. Additions to oil and gas properties that occurred subsequent to the closing of the Carry Agreement are presented net of proceeds received under the Carry Agreement on the consolidated statement of cash flows. Funds received pursuant to the Carry Agreement, prior to the incurrence of related drilling costs, are presented as amounts due to working interest partners on the consolidated balance sheet.

As of September 30, 2012, the Company has recorded liabilities payable to its Carry Agreement partner in the amount of $9,898,992 relating to monies advanced to the Company in connection with the drilling of four future wells, for which drilling has not yet commenced.

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

Stock Options

In January 2012, the Company granted 390,000 options to purchase shares of its common stock to certain employees. The options have an exercise price of ranging from $0.92 to $1.18 per share. The stock options were valued using the Black-Scholes Option Pricing Model and had an aggregate fair market value of $391,962 at the time of grant.

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2012, December 31, 2011 and

For the Three-Month and Nine-Month Periods Ended September 30, 2012 and 2011

 In August 2012, the Company granted 140,000 options to purchase shares of its common stock to certain non-officer employees and a full-time consultant. The options have an exercise price of $1.18 per share. The stock options were valued using the Black-Scholes Option Pricing Model and had an aggregate fair market value of $114,090 at the time of grant.

In September 2012, the Company granted 100,000 options to purchase shares of its common stock to a non-officer employee. The options have an exercise price of $1.18 per share. The stock options were valued using the Black-Scholes Option Pricing Model and had an aggregate fair market value of $114,090 at the time of grant.

The assumptions used in the Black-Scholes Option Pricing Model for the stock options granted in 2012 were as follows:

Risk-free interest rate	0.22% to 0.92%
Expected volatility of common stock	84% to 196%
Dividend yield	$ 0.00
Expected life of options	5 years
Weighted average fair market value of options granted	$ 0.94

As of the date of merger, AEE Inc. had 1,732,990 options to purchase shares of AEE Inc.’s common stock. The options were originally issued in December 2010 and had a five-year life. In April 2012, these options were exchanged for options to purchase shares of the Company’s common stock at a price of $0.74 per share. The options are scheduled to expire in December 2015.

A summary of stock option activity for the nine-month period ended September 30, 2012 and the year ended December 31, 2011 is presented below:

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2012, December 31, 2011 and

For the Three-Month and Nine-Month Periods Ended September 30, 2012 and 2011

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contract
	Options	Price ($)	Term

Outstanding at December 31, 2010	820,444	$0.23	3.8 years

Options granted	975,000	1.18	5.0 years
Options exercised	-	-	-
Options expired	-	-	-
Options forfeited	-	-	-

Outstanding at December 31, 2011	1,795,444	$0.74	4.0 years

AEE Inc. options converted	1,732,990	0.74	3.2 years
Options granted	630,000	1.18	4.8 years
Options exercised	(153,834)	0.05	3.8 years
Options expired	-	-	-
Options forfeited	-	-	-

Outstanding at September 30, 2012	4,004,600	$0.82	3.5 years

Exercisable at September 30, 2012	2,399,600	$0.60	2.9 years

Options outstanding as of September 30, 2012 and December 31, 2011 that have an exercise price that is lower than the prevailing market price were deemed to have an intrinsic value of $0.51 and $1.08 per share, resulting in an aggregate intrinsic value of $343,305 and $886,080, respectively.

The Company recognized stock-based compensation expense of $207,800 and $561,563 for the three-month and nine-month periods ended September 30, 2012, respectively, related to stock options that were granted during 2011 and 2012. The Company did not recognize any stock-based compensation expense for the three-month and nine-month periods ended September 30, 2011 as all options outstanding during that period had fully vested previously.

Shares Reserved for Future Issuance

As of September 30, 2012 and December 31, 2011, the Company had reserved 4,004,600 and 1,795,444 shares, respectively, for future issuance upon exercise of outstanding options.

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2012, December 31, 2011 and

For the Three-Month and Nine-Month Periods Ended September 30, 2012 and 2011

12.	Related Party Transactions

The Company routinely obtains legal services from a firm for whom one of its directors serves as a principal. Fees paid to this firm totaled $19,918 and $12,893 for the nine-month periods ended September 30, 2012 and 2011, respectively.

Prior to its acquisition by the Company, AEE Inc. entered into an agreement with Synergy Energy Resources LLC (“Synergy”) for it to provide monthly geological consulting services to AEE Inc. One of the Company’s current directors and one current officer own material ownership interests in Synergy. The Company purchased $112,800 and $0 of consulting fees from Synergy during the nine-month periods ended September 30, 2012 and 2011, respectively.

13.	Subsequent Events

On October 15, 2012, the Company, along with its working interest partner, acquired mineral rights associated with 3,472 net acres located in Divide County, North Dakota. The Company’s share of the acquired acreage is 1,129 net acres. Consideration paid in connection with the acquisition totaled $7,121,966, of which the Company paid $2,433,307.

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

Worldwide oil prices reached historical highs during the last half of 2008, before tumbling amid worldwide economic crisis. Oil prices stabilized during 2009 and remained stable throughout 2010. Since December 31, 2010, oil prices increased rapidly, topping $100 per barrel in mid-March 2011 and again in March 2012 before settling back into the mid-eighties at the end of the third quarter.

Oil prices cannot be predicted with any certainty and have significantly affected profitability and returns for upstream producers. Historically, crude oil prices have averaged approximately $86 per barrel over the past five years, per the New York Mercantile Exchange (“NYMEX”). However, during that time, NYMEX oil prices have experienced wide fluctuations in prices, ranging from $37 per barrel to $145 per barrel, with the median price of $87 per barrel. NYMEX oil prices averaged approximately $93 and $96 during the three-month and nine-month periods ended September 30, 2012, compared to $89 and $95 for the three-month and nine-month periods ended September 30, 2011.

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

Since our inception, we have entered into participation agreements related to oil and gas exploration projects throughout the continental United States, including Colorado, Montana, Nevada, North Dakota, Texas, and Utah, as well as in the province of Saskatchewan, Canada, and areas located in the North Sea. As of September 30, 2012, we are actively engaged in exploration activities within the Spyglass Property, located in Divide County, North Dakota, within the Benrude Property, located in Roosevelt County, Montana and within the Hardy Property, located in southeastern Saskatchewan, Canada. In addition, we own undeveloped acreage interests in the Glacier Prospect, located in Toole County, Montana, the Sidney North Prospect, located in Richland County, Montana and the West Spyglass Prospect, located in an area adjacent to our Spyglass Property in Divide County, North Dakota and Sheridan County, Montana.

Our current operations consist of 15 full-time employees and two paid consultants, who provide accounting and land management services on a contract basis.

Oil & Gas Wells

Since November 2010, we have elected to participate as a non-operating working interest partner in the drilling of 45 wells within the Spyglass Property and areas within Divide County, North Dakota, of which, 33 have been completed and are producing. Our consolidated working interest ownership in the wells ranges from 0.03% to 22.87%.

During this same time period, we have drilled and completed six wells, in which we own significant working interests, and for which we serve as the Operator. One of the wells was drilled within our Hardy Property, located in southeastern Saskatchewan, Canada, while the other five wells were drilled within our Spyglass Property. In addition, we reworked an existing well, located within the Hardy Property. We anticipate drilling and completing seven more wells within the Spyglass Property and one additional well in the Hardy Property during the remainder of 2012. Our working interests in these six wells ranges from 6.43% to 50.00%.

We evaluate our oil and gas properties for potential impairment on an annual basis. There were no impairments evident as of September 30, 2012.

A summary of the Company’s working interest in the Spyglass wells and the status of each well as of September 30, 2012 is as follows:

Well Name	Operator	Working Interest	Actual or Anticipated Spud Date	Current Status

Aarestad 4-34H-160N-97W	North Plains Energy, LLC	0.63%	November 1, 2010	Producing

Adams 2-18H-163N-100W	SM Energy Company	18.52%	April 20, 2012	Producing

Anton 3-4-163N-101W (1)	American Eagle Energy Corporation	22.87%	June 15, 2012	Producing

Autumn 4-26HN-163N-101W	SM Energy Company	5.96%	August 15, 2012	Completing

Bagley 4-30-163N-100W	SM Energy Company	3.87%	April 3, 2011	Producing

Baja 1522-04TFH-163N-99W	Samson Company	0.63%	July 9, 2012	Producing

Blazer 2-11-163N-98W	Samson Resources Company	0.94%	February 12, 2011	Producing

Well Name	Operator	Working Interest	Actual or Anticipated Spud Date	Current Status

Border Farms 3130-6TFH-164N-99W	Samson Resources Company	8.99%	June 7, 2012	Completing

Camino 5-8-163N-98W	Samson Resources Company	1.25%	May 12, 2012	Producing

Christianson 15-12-163N-101W (1)	American Eagle Energy Corporation	17.81%	January 11, 2012	Producing

Christianson Bros. 15-33-164N-101W (1)	American Eagle Energy Corporation	19.63%	November 25, 2012	Waiting to spud

Cody 15-11-163N-101W (1)	American Eagle Energy Corporation	18.09%	March 22, 2012	Producing

Coplan 1-3-163N-101W (1)	American Eagle Energy Corporation	7.00%	April 25, 2012	Producing

Denali 13-21-163N-98W	Samson Resources Company	0.03%	December 23, 2010	Producing

Elizabeth 3-4-163N-101W (1)	American Eagle Energy Corporation	19.63%	August 1, 2012	Producing

Gerhardsen 1-10H-160N-97W	Continental Resources, Inc.	2.37%	January 12, 2011	Producing

Gulbranson 2-1H-163N-100W	SM Energy Company	11.34%	May 25, 2012	Producing

Haagenson 3-2-163N-101W	American Eagle Energy Corporation	17.64%	September 21, 2012	Drilling

Well Name	Operator	Working Interest	Actual or Anticipated Spud Date	Current Status

Jurasin 32-29-162N-100W	Crescent Point Energy Corp.	0.61%	October 15, 2011	Producing

Lancaster 2-11H-162N-101W	Crescent Point Energy Corp.	6.23%	July 1, 2011	Producing

Legaard 4-25H-163N-101W	SM Energy Company	3.69%	July 19, 2011	Producing

Megan 14-12-163N-101W (1)	American Eagle Energy Corporation	17.81%	September 23, 2012	Drilling

Mona Johnson 1-3-163N-101W	American Eagle Energy Corporation	10.50%	January 17, 2013	Waiting to spud

Montclair 1-12-163N-99W	Samson Resources Company	1.60%	November 7, 2011	Producing

Mustang 7-6-163N-98W	Samson Resources Company	0.32%	April 25, 2011	Producing

Muzzy 15-33S-164N-101W (1)	American Eagle Energy Corporation	22.87%	October 23, 2012	Waiting to spud

Nielsen 1-12H-160N-97W	Continental Resources, Inc.	0.46%	December 21, 2010	Producing

Nomad 6-7-163N-99W	Samson Resources Company	14.47%	October 26, 2011	Producing

Nomad 06-07-05H-164N-99W	Samson Resources Company	8.99%	June 5, 2012	Producing

Nomad 06-07-6TFH-164N-99W	Samson Resources Company	8.99%	June 5, 2012	Producing

Well Name	Operator	Working Interest	Actual or Anticipated Spud Date	Current Status

Olson 15-22-162N-100W	Baytex Energy USA	0.78%	August 11, 2011	Producing

Reistad 1-1H-162N-102W	Murex Petroleum Corporation	4.47%	February 28, 2011	Completing

Ridgeway 25-36-163N-101W	Crescent Point Energy Corp.	1.88%	August 15, 2011	Producing

Riede 4-14H-163N-100W	SM Energy Company	0.34%	January 30, 2011	Producing

Silas 3-2N-163N-101W (1)	American Eagle Energy Corporation	12.61%	August 31, 2012	Completing

Stanley 8-1E-163N-102W	American Eagle Energy Corporation	18.01%	December 18, 2012	Waiting to spud

Terri Lynn 3-3-163N-101W	American Eagle Energy Corporation	24.55%	November 22, 2012	Waiting to spud

Thomte 8-5-163N-99W	Samson Resources Company	3.18%	August 22, 2011	Producing

Titan 36-25-163N-99W	Samson Resources Company	0.81%	October 8, 2011	Producing

Torgeson 1-15H-163N-100W	SM Energy Company	4.38%	March 6, 2011	Producing

Violet 3-3-163N-101W	American Eagle Energy Corporation	14.0%	October 21, 2012	Waiting to spud

Wolter 1-28H-163N-100W	SM Energy Company	1.30%	November 27, 2010	Producing

Well Name	Operator	Working Interest	Actual or Anticipated Spud Date	Current Status

Wolter 13-9H-163N-100W	SM Energy Company	5.92%	June 26, 2011	Producing

Wolter 15-8H-163N-100W	SM Energy Company	1.54%	November 20, 2011	Producing

Yukon 12-1-163N-98W	Samson Resources Company	1.25%	February 28, 2011	Producing

(1)	This well is included in the Carry Agreement, as amended, to which we are a party as of September 30, 2012. Our working interest in this well is subject to change depending on the length of time it takes for the well to pay out.

Well Summary

The following tables summarize the Company’s wells and drilling activity for the nine-month period ended September 30, 2012 and the year ended December 31, 2011:

	Nine-Months Ended September 30, 2012		Year Ended December 31, 2011
	U.S.	Canada	U.S.	Canada
Gross exploratory wells:

Beginning of period	-	-	-	-
Purchased / acquired	-	-	-	-
Drilled	-	-	-	-
Abandoned	-	-	-	-
End of period	-	-	-	-

Gross development wells:

Beginning of period	21.00	2.00	-	1.00
Purchased / acquired	-	-	-	-
Drilled	12.00	1.00	21.00	1.00
Abandoned	-	-	-	-
End of period	33.00	3.00	21.00	2.00

	Nine-Months Ended		Year Ended
	September 30, 2012		December 31, 2011
	U.S.	Canada	U.S.	Canada
Net exploratory wells:

Beginning of period	-	-	-	-
Purchased / acquired	-	-	-	-
Drilled	-	-	-	-
Abandoned	-	-	-	-
End of period	-	-	-	-

Net development wells:

Beginning of period	0.50	1.75	-	1.00
Purchased / acquired	-	-	-	-
Drilled	1.42	0.85	0.50	0.75
Abandoned	-	-	-	-
End of period	1.92	2.60	0.50	1.75

The Company did not drill any dry exploratory or developmental wells during the nine-month period ended September 30, 2012 or the year ended December 31, 2011.

Acquisition of AEE Inc.

In December 2011, we finalized our merger with AEE Inc., at which time we formed a wholly-owned subsidiary into which AEE Inc. was merged. On December 20, 2011, the trading of the common stock of the combined company commenced.

Results of Operations for the Three-Month Period Ended September 30, 2012 vs. 2011

The consolidated results of operations for the three-month period ended September 30, 2012 include the results of operations of both American Eagle Energy Corporation and AEE Inc. and their respective subsidiaries. For financial reporting purposes, the consolidated results of operations for AEE Inc. for the period January 1, 2011 through December 20, 2011, the date of our merger, are excluded from our reportable 2011 results of operations due to accounting rules applicable to business combinations. However, for analysis purposes only, the following discussion includes references, where appropriate, to pro forma amounts, which represent the combined results of operations for the three-month period ended September 30, 2011. For ease of understanding, individual well names have been shortened to refer to their location and section only throughout the remainder of the discussion and analysis portion of this report.

Our business includes both US and Canadian operations. Our US business primarily focuses on oil and gas interests located with the Spyglass Property, whereas our Canadian business consists of oil and gas interests located within the Hardy Property.

Our business includes both operating and non-operating components. The operating component consists of the drilling and producing of wells in which we own a working interest and for which we act as the wells’ operator. The non-operating component consists of wells in which we own a working interest but do not oversee the drilling and completion of the wells nor serve as the operator of such wells. For the purpose of this discussion, revenues from the sale of oil and gas and related lease operating expenses are broken down between operated and non-operated wells. Aside from amounts that can be allocated to individual wells as operator overhead, we do not distinguish general and administrative expenses between operating and non-operating activities.

We recognized a net earnings of $892,194 for the three-month period ended September 30, 2012, marking the first time that the Company has generated quarterly net income solely from operating activities (i.e. without recognizing any gains from the sale of various oil and gas prospects and properties). In contrast, the Company recognized a net loss of ($229,505) for the three-month period ended September 30, 2011. Our basic and diluted earnings per share for the three-month period ended September 30, 2012 was $0.02, compared to losses per share of ($0.03) for the three-month period ended September 30, 2011. The 2011 earnings per share figures have been adjusted to reflect the effects of the 1.0-to-4.5 reverse stock split that occurred in December 2011.

A discussion of the key components of our statements of operations and material fluctuations for the three-month period ended September 30, 2012 and 2011 is provided below.

Consolidated:

The following table summarizes our oil and gas revenues and operating expenses for the three-month periods ended September 30, 2012 and 2011.

	2012	2011
Oil sales	$2,873,218	$141,155
Gas sales	1,972	-
Total revenues	$2,875,190	$141,155

Oil and gas operating expenses	$788,016	$111,554

Oil sales volumes (barrels)	33,359	1,845
Gas sales volumes (mcf)	646	-
Total sales volumes (BOE)	33,467	1,845

Average sales price per BOE	$85.91	$76.51

Average operating expense per BOE	$23.55	$60.46

US Operations:

We drilled and completed our first US operated well, the Christianson 15-11, in April 2012. Since that time, we have drilled and completed four additional US operated wells. The following table summarizes the oil and gas revenues and operating expenses for our US operated wells for the three-month periods ended September 30, 2012 and 2011.

34

	2012	2011
US operated wells:
Oil sales	$784,391	$-
Gas sales	-	-
Total revenues	$784,391	$-

Oil and gas operating expenses	$141,765	$-

Oil sales volumes (barrels)	9,520	-
Gas sales volumes (mcf)	-	-
Total sales volumes (BOE)	9,520	-

Average sales price per BOE	$82.40	$-

Average operating expense per BOE	$14.89	$-

As of September 30, 2012, we own working interests in 28 non-operated producing wells located within the United States. The following table summarizes the oil and gas revenues and operating expenses for our US non-operated wells for the three-month periods ended September 30, 2012 and 2011.

	2012	2011
US non-operated wells:
Oil sales	$1,569,573	$24,359
Gas sales	1,972	-
Total revenues	$1,571,545	$24,359

Oil and gas operating expenses	$242,115	$3,164

Oil sales volumes (barrels)	16,375	302
Gas sales volumes (mcf)	646	-
Total sales volumes (BOE)	16,483	302

Average sales price per BOE	$95.35	$80.66

Average operating expense per BOE	$14.69	$10.48

We recognized aggregate depletion expense totaling $369,424 ($22.41 per BOE) and $0 related to our US operated and non-operated wells for the three-month periods ended September 30, 2012 and 2011, respectively.

Canadian Operations:

In April 2012, we drilled and completed our third Canadian operated well, the Hardy 14-17. As of September 30, 2012, we own working interests in and operate three producing wells within our Hardy Property. The following table summarizes the oil and gas revenues and operating expenses for our Canadian operated wells for the three-month periods ended September 30, 2012 and 2011.

35

	2012	2011
Canadian operated wells:
Oil sales	$519,254	$116,796
Gas sales	-	-
Total revenues	$519,254	$116,796

Oil and gas operating expenses	$404,133	$108,390

Oil sales volumes (barrels)	7,464	1,543
Gas sales volumes (mcf)	-	-
Total sales volumes (BOE)	7,464	1,543

Average sales price per BOE	$69.56	$75.69

Average operating expense per BOE	$54.14	$70.24

In July 2012, we elected to participate in our first non-operated well in Canada, the Minton HZ-1C11 well. The Minton HZ-1C11 well was spud in June 2012 but, as of September 30, 2012, the well has not yet begun producing.

We recognized depletion expense totaling $193,511 ($25.93 per BOE) and $15,180 ($9.84 per BOE) related to our Canadian operated wells for the three-month periods ended September 30, 2012 and 2011, respectively.

General and administrative expenses totaled $1,021,026 for the three-month period ended September 30, 2012, compared to $304,666 for the three-month period ended September 30, 2011. While the merger with AEE Inc. has led to increases in our general and administrative costs, such increases are primarily limited to payroll and employee benefit related expenses, as well as increased professional fees, such as legal, accounting and consulting fees. A discussion of the key components of our general and administrative expenses for the three-month periods ended September 30, 2012 and 2011 is as follows:

•	Salaries and related payroll expenses totaled $342,998, for the three-month period ended September 30, 2012, compared to $80,988 for the same period in 2011. Our staff consisted of 12 full-time employees as of September 30, 2012, compared to 3 full-time employees at September 30, 2011. Pro-forma payroll expense for the three-month period ended September 30, 2011 would have been $167,649 (5 employees).

•	We incurred legal fees totaling $44,066 during the three-month period ended September 30, 2012, compared to $94,208 for the same period in 2011. The majority of our 2011 legal fees were non-recurring and related to the then-proposed merger with AEE Inc., which closed in December 2011. Pro-forma legal fees for the three-month period ended September 30, 2011 would have been $131,266.

•	During the three-month period ended September 30, 2012, we paid consulting fees to a related party (Synergy Resources LLC) totaling $28,800. We incurred no such costs during the same period in 2011. Our consulting arrangement with Synergy Resources is a legacy arrangement from AEE Inc., which was entered into prior the merger of the two companies. Pro-forma consulting fees paid to Synergy Resources for the three-month period ended September 30, 2011 would have been $28,000.

•	We incurred accounting fees totaling $65,523 during the three-month period ended September 30, 2012, compared to $18,827 for the same period in 2011. In February 2012, we began using a contract accountant to assist with our growing accounting needs. Pro-forma accounting fees for the three-month period ended September 30, 2011 would have been $31,758.

•	In December 2011, we granted 975,000 stock options to members of our management and operational teams, as well as two directors and one independent contractor. During 2012, we granted an additional 630,000 stock options to employees and one full-time consultant. As a result, we recognized stock-based compensation expense of $207,790 for the three-month period ended September 30, 2012. We did not recognize any stock-based compensation expense during the three-month period ended September 30, 2011, as all outstanding options during that period had previously vested fully.

•	We incurred insurance expenses totaling $69,646 during the three-month period ended September 30, 2012, compared to $33,622 for the same period in 2011. The increase primarily relates to tail coverage for our Directors & Officers insurance for the three-year period subsequent to the merger with AEE Inc., as well as to well insurance for the wells that we are operating or anticipate drilling in the coming year. Our health insurance premiums also increased as a result of adding significant headcount during the past year. Pro-forma insurance expense for the three-month period ended September 30, 2011 would have been $63,622.

•	Though our functional and reporting currency is the US Dollar, the majority of our transactions related to our Hardy Property are transacted in Canadian Dollars. During the three-month period ended September 30, 2012, we recognized a foreign exchange losses totaling $65,133 versus foreign exchange gains of $2,213 for the same period in 2011.

•	We incurred travel and entertainment related expenses totaling $19,325 during the three-month period ended September 30, 2012, compared to $4,266 for the same period in 2011. Pro-forma travel and entertainment expenses for the three-month period ended September 30, 2011 would have been $9,516.

•	We incurred computer-related expenses totaling $27,376 for the three-month period ended September 30, 2012, compared to $1,220 for the same period in 2011. The increase is largely due to various computer software licenses that were obtained, as well as access to various oil and gas production and investor relations information services. Pro-forma computer expenses for the three-month period ended September 30, 2011 would have been $14,233.

•	We incurred land management fees totaling $46,060 for the three-month period ended September 30, 2012, compared to $19,158 for the same period in 2011. The increase is primarily due to our land management consultant working full-time for us in 2012, versus part-time in 2011. Pro-forma land management fees for the three-month period ended September 30, 2011 would have been $37,771.

•	On a pro-forma basis, aggregate general and administrative expenses would have been $545,413 for the three-month period ended September 30, 2011.

We routinely receive dividends from our equity investment in shares of Crescent Point Energy Corp.’s common stock. Dividend income totaled $17,425 for the three-month period ended September 30, 2012, compared to $17,717 for the same period in 2011.

We recognized an estimated income tax benefit of $386,160 for the three-month period ended September 30, 2012 primarily relating to the true-up of our 2011 tax return and changes in our deferred tax liabilities, compared to income tax expense of $2,623 for the same period in 2011.

Results of Operations for the Nine-Month Period Ended September 30, 2012 vs. 2011

The consolidated results of operations for the nine-month period ended September 30, 2012 include the results of operations of both American Eagle Energy Corporation and AEE Inc. and their respective subsidiaries. For financial reporting purposes, the consolidated results of operations for AEE Inc. for the period January 1, 2011 through December 20, 2011, the date of our merger, are excluded from our reportable 2011 results of operations due to accounting rules applicable to business combinations. However, for analysis purposes only, the following discussion includes references, where appropriate, to pro forma amounts, which represent the combined results of operations for the nine-month period ended September 30, 2011.

We recognized net income of $386,706 for the nine-month period ended September 30, 2012, compared to net income of $2,118,858 for the nine-month period ended September 30, 2011. Our basic and diluted earnings per share for the nine-month period ended September 30, 2012 was $0.01, compared to $0.23 and $0.22 for the nine-month period ended September 30, 2011. The 2011 earnings per share figures have been adjusted to reflect the effects of the 1.0-to-4.5 reverse stock split that occurred in December 2011. A discussion of the key components of our statements of operations and material fluctuations for the nine-month periods ended September 30, 2012 and 2011 is provided below.

Revenues associated with the sale of oil and gas totaled $5,791,442 for the nine-month period ended September 30, 2012, compared to $193,960 for the nine-month period ended September 30, 2011. Oil and gas sales consist of our working interests in sales from both US and Canadian wells (Canadian), which we operate, as well as sales from various US wells in which we own non-operating, working interests. A comparison of the 2012 and 2011 oil and gas sales is as follows:

A discussion of the key components of our statements of operations and material fluctuations for the three-month period ended September 30, 2012 and 2011 is provided below.

Consolidated:

The following table summarizes our oil and gas revenues and operating expenses for the nine-month periods ended September 30, 2012 and 2011.

	2012	2011
Oil sales	$5,785,218	$193,960
Gas sales	6,224	-
Total revenues	$5,791,442	$193,960

Oil and gas operating expenses	$1,889,526	$227,245

Oil sales volumes (barrels)	73,788	2,450
Gas sales volumes (mcf)	1,757	-
Total sales volumes (BOE)	74,081	2,450

Average sales price per BOE	$78.18	$79.17

Average operating expense per BOE	$25.51	$92.75

US Operations:

We drilled and completed our first US operated well, the Christianson 15-11, in April 2012. Since that time, we have drilled and completed four additional US operated wells. The following table summarizes the oil and gas revenues and operating expenses for our US operated wells for the nine-month periods ended September 30, 2012 and 2011.

	2012	2011
US operated wells:
Oil sales	$1,056,145	$-
Gas sales	-	-
Total revenues	$1,056,145	$-

Oil and gas operating expenses	$173,508	$-

Oil sales volumes (barrels)	13,402	-
Gas sales volumes (mcf)	-	-
Total sales volumes (BOE)	13,402	-

Average sales price per BOE	$78.80	$-

Average operating expense per BOE	$12.95	$-

As of September 30, 2012, we own working interests in 28 non-operated producing wells located within the United States. The following table summarizes the oil and gas revenues and operating expenses for our US non-operated wells for the nine-month periods ended September 30, 2012 and 2011.

	2012	2011
US non-operated wells:
Oil sales	$3,204,762	$30,687
Gas sales	6,224	-
Total revenues	$3,210,986	$30,687

Oil and gas operating expenses	$521,554	$7,939

Oil sales volumes (barrels)	40,406	385
Gas sales volumes (mcf)	1,757	-
Total sales volumes (BOE)	40,699	385

Average sales price per BOE	$78.90	$79.71

Average operating expense per BOE	$12.81	$20.62

We recognized aggregate depletion expense totaling $587,116 ($14.473 per BOE) and $0 related to our US operated and non-operated wells for the three-month periods ended September 30, 2012 and 2011, respectively.

Canadian Operations:

In April 2012, we drilled and completed our third Canadian operated well, the Hardy 14-17. As of September 30, 2012, we own working interests in and operate three producing wells within our Hardy Property. The following table summarizes the oil and gas revenues and operating expenses for our Canadian operated wells for the nine-month periods ended September 30, 2012 and 2011.

	2012	2011
Canadian operated wells:
Oil sales	$1,524,311	$163,273
Gas sales	-	-
Total revenues	$1,524,311	$163,273

Oil and gas operating expenses	$1,194,462	$219,306

Oil sales volumes (barrels)	19,980	2,065
Gas sales volumes (mcf)	-	-
Total sales volumes (BOE)	19,980	2,065

Average sales price per BOE	$76.29	$79.07

Average operating expense per BOE	$59.78	$106.20

In July 2012, we elected to participate in our first non-operated well in Canada, the Minton HZ-1C11 well. The Minton HZ-1C11 well was spud in June 2012 but, as of September 30, 2012, the well has not yet begun producing.

We recognized depletion expense totaling $525,888 ($26.32 per BOE) and $39,892 ($19.32 per BOE) related to our Canadian operated wells for the nine-month periods ended September 30, 2012 and 2011, respectively

General and administrative expenses totaled $3,066,726 for the nine-month period ended September 30, 2012, compared to $1,298,726 for the nine-month period ended September 30, 2011. A discussion of the key components of our general and administrative expenses for the nine-month period ended September 30, 2012 and 2011 is as follows:

•	Salaries and related payroll expenses totaled $968,731 for the nine-month period ended September 30, 2012, compared to $198,055 for the same period in 2011. Our staff consisted of 12 full-time employees as of September 30, 2012, compared to 3 full-time employees as of September 30, 2011. Pro-forma payroll expense for the nine-month period ended September 30, 2011 would have been $394,074 (5 employees).

•	We incurred legal fees totaling $278,707 during the nine-month period ended September 30, 2012, compared to $484,473 for the same period in 2011. The majority of our 2011 legal fees were non-recurring and related to the then-proposed merger with AEE Inc., which closed in December 2011. Pro-forma legal fees for the nine-month period ended September 30, 2011 would have been $814,615.

•	We incurred consulting fees totaling $129,890 during the nine-month period ended September 30, 2012, compared to $154,878 for the same period in 2011. The 2012 consulting fees included fees associated with the recruitment of new employees totaling $51,250, fees associated with our rebranding totaling $31,782 and fees associated with estimating our proved oil and gas reserves totaling $40,829. Included in the 2011 consulting fees were costs associated with obtaining a fairness opinion related to our then-proposed merger with AEE Inc., totaling $126,051. Pro-forma consulting fees for the nine-month period ended September 30, 2011 would have been $170,876.

•	During the nine-month period ended September 30, 2012, we paid consulting fees to a related party (Synergy Resources LLC) totaling $112,800. We incurred no such costs during the same period in 2011. Our consulting arrangement with Synergy Resources is a legacy arrangement from AEE Inc., which was entered into prior the merger of the two companies. Pro-forma consulting fees paid to Synergy Resources for the nine-month period ended September 30, 2011 would have been $96,000.

•	We incurred accounting fees totaling $224,056 during the nine-month period ended September 30, 2012, compared to $124,523 for the same period in 2011. The increase in accounting fees is directly related to the growth and complexity of our accounting operations as a result of drilling and operating additional wells in 2012. Pro-forma accounting fees for the nine-month period ended September 30, 2011 would have been $210,750.

•	In December 2011, we granted 975,000 stock options to members of our management and operational teams, as well as two directors and one independent contractor. During the nine-month period ended September 30, 2012, we granted 630,000 stock options to a director and other employees. As a result, we recognized stock-based compensation expense of $561,563 for the nine-month period ended September 30, 2012. We did not recognize any stock-based compensation expense during the nine-month period ended September 30, 2011, as all outstanding options during that period had previously vested fully.

•	We incurred insurance expenses totaling $229,008 during the nine-month period ended September 30, 2012, compared to $83,456 for the same period in 2011. The increase is primarily due to obtaining tail coverage for our Directors & Officers insurance for the three-year period prior to the merger with AEE Inc., as well as to obtain well insurance for the wells that we are operating or anticipate drilling in the coming year. Our health insurance premiums also increased as a result of adding significant headcount during the past year. Pro-forma insurance expense for the nine-month period ended September 30, 2011 would have been $113,456.

•	Though our functional and reporting currency is the US Dollar, the majority of our transactions related to our Hardy Property are transacted in Canadian Dollars. During the nine-month period ended September 30, 2012, we recognized a foreign exchange gains totaling $7,906 versus foreign exchange losses of $26,371 for the same period in 2011.

•	We incurred travel and entertainment related expenses totaling $70,396 during the nine-month period ended September 30, 2012, compared to $17,844 for the same period in 2011. During March 2012, our Chairman and President traveled to various financial centers within the US to raise public awareness of our Company. We incurred additional travel related costs throughout the year related to the general oversight of our drilling program. Pro-forma travel and entertainment expenses for the nine-month period ended September 30, 2011 would have been $48,351.

•	We incurred computer-related expenses totaling $109,049 for the nine-month period ended September 30, 2012, compared to $7,209 for the same period in 2011. The increase is largely due to various computer software licenses that were obtained, as well as access to various oil and gas production and investor relations information services. In addition, we contracted with a third-party provider to manage our network security and to oversee our various IT programs. Pro-forma computer expenses for the nine-month period ended September 30, 2011 would have been $49,070.

•	We incurred land management fees totaling $139,381 for the nine-month period ended September 30, 2012, compared to $54,750 for the same period in 2011. The increase is primarily due to our land management consultant working full-time for us in 2012, versus part-time in 2011. Pro-forma land management fees for the nine-month period ended September 30, 2011 would have been $154,222.

•	On a pro-forma basis, aggregate general and administrative expenses would have been $2,266,334 for the nine-month period ended September 30, 2011.

We routinely receive dividends from our equity investment in shares of Crescent Point Energy Corp.’s common stock. Dividend income totaled $46,155 for the nine-month period ended September 30, 2012, compared to $52,249 for the same period in 2011.

We recognized an estimated income tax benefit in the amount of $645,929 for the nine-month period ended September 30, 2012, primarily relating to the true-up of our 2011 tax return and changes in our deferred tax liabilities. Our income tax expense for the nine-month period ended September, 2011 was only $7,052, as we had significant net-operating-loss carryforwards available to us to offset most of our estimated taxable earnings at that time. Our deferred tax liabilities relate primarily to our merger with AEE Inc., which occurred in December 2011.

Liquidity and Capital Resources

As of September 30, 2012, our assets totaled $65,812,843, which included, among other items, cash balances totaling $19,424,870, trade receivables totaling $7,546,092, income taxes receivable totaling $276,744 and marketable securities valued at $1,292,364. As of September 30, 2012, we had a working capital deficit of $7,006,646, exclusive of our marketable securities, which, due to our intent to hold them for the foreseeable future, are presented as non-current assets on our September 30, 2012 balance sheet. Our working capital deficit is primarily the result of accelerating drilling activities ahead of anticipated corresponding revenues. Our senior management team is currently developing a plan to reduce our working capital deficit in the near future, which includes the evaluation of potential equity and long-term debt financing opportunities.

In April 2012, we entered into a Carry Agreement with a third-party working interest partner, pursuant to which (i) that partner agreed to fund 100% of our working interest share of the drilling and completion costs of up to six new oil and gas wells within our Spyglass Property, up to 120% of the anticipated cost of the wells and (ii) we will convey, for a limited duration, 50% of our working interest in the pre-payout revenues of each carried well to that partner. If payout has not occurred within two years of the commencement date for such well, then the temporary assignment is to increase to 100% for years three through payout. Once payout has occurred (112% of the costs on a well-by-well basis), our respective working interests in the revenues from each carried well will revert to our original working interests in each such well. In July 2012, we amended the existing Carry Agreement to include an additional four wells. The Carry Agreement relieves us of approximately $25.2 million in what our working interest share of the estimated drilling and completion costs of the ten carried wells would have been. Entering into the Carry Agreement significantly strengthened our working capital position and allows us to pursue our short-term drilling program more vigorously. Through September 30, 2012, we have received $20.4 of funding under the Carry Agreement.

As of September 30, 2012, the Company has recorded liabilities payable to its Carry Agreement partner in the amount of $9,898,992 relating to monies advanced to the Company in connection with the drilling of four future wells, for which drilling has not yet commenced.

During the nine-month period ended September 30, 2012, we recognized cash flows provided by operating activities totaling $22,004,057, of which $1,539,656 was from net earnings, exclusive of non-cash charges. The remainder of our cash flows provided by operating activities for the period relates to funds advanced to us by our working interest partner under the terms of our Carry Agreement, as amended.

Also during this period, we recognized cash flows used for investing activities totaling $14,875,121. The majority of the cash used for investing activities related to the drilling of non-operated wells in which we own working interests and the acquisition of additional mineral interests associated with oil and gas leases within our Spyglass Property and our West Spyglass Prospect.

We recognized cash flows provided by financing activities totaling $144,625 for nine-month period ended September 30, 2012. These funds represent proceeds received from a private placement of 100,000 shares of our common stock with a current director, and the exercise of 158,334 options to purchase the same number of shares of our common stock by another director, both of which occurred during the first quarter of 2012.

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

Litigation

As of September 30, 2012, we are not subject to any known or threatened litigation.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Principal Accounting Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.  There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS.

Exhibit	Description of Exhibit
2.1	Agreement and Plan of Merger among Eternal Energy Corp., Eternal Sub Corp. and American Eagle Energy Inc., dated April 8, 2011. (Incorporated by reference to Exhibit 2.1 of our Registration Statement on Form S-4 filed May 4, 2011.)
2.1(a)	First Amendment to Agreement and Plan of Merger among Eternal Energy Corp., Eternal Sub Corp. and American Eagle Energy Inc., dated September 28, 2011. (Incorporated by reference to Exhibit 2.1(a) of our Current Report on Form 8-K filed September 28, 2011.)
3(i).1	Articles of Incorporation filed with the Nevada Secretary of State on July 25, 2003. (Incorporated by reference to Exhibit 3.1 of our Form 10-SB filed August 18, 2004.)
3(i).2	Certificate of Change filed with the Nevada Secretary of State effective November 7, 2005. (Incorporated by reference to Exhibit 3(i).2 of our Current Report on Form 8-K filed November 9, 2005.)
3(i).3	Articles of Merger filed with the Nevada Secretary of State effective November 7, 2005. (Incorporated by reference to Exhibit 3(i).3 of our Current Report on Form 8-K filed November 9, 2005.)
3(i).4	Articles of Merger filed with the Nevada Secretary of State effective November 30, 2011. (Incorporated by reference to Exhibit 3(i).4 of our Current Report on Form 8-K filed December 20, 2011.)
3(i).5	Articles of Merger filed with the Nevada Secretary of State effective November 30, 2011. (Incorporated by reference to Exhibit 3(i).5 of our Current Report on Form 8-K filed December 20, 2011.)
3(i).6	Certificate of Change filed with the Nevada Secretary of State effective November 30, 2011. (Incorporated by reference to Exhibit 3(i).6 of our Current Report on Form 8-K filed December 20, 2011.)
3(ii).1	Bylaws, adopted July 18, 2003. (Incorporated by reference to Exhibit 3.2 of our Form 10-SB filed August 18, 2004.)
3(ii).2	Amendment No. 1 to Bylaws, adopted November 4, 2005. (Incorporated by reference to Exhibit 3(ii) of our Current Report on Form 8-K filed November 9, 2005.)
3(ii).3	Amendment No. 2 to Bylaws, adopted February 22, 2011. (Incorporated by reference to Exhibit 3(ii).3 of our Current Report on Form 8-K filed February 23, 2011.)
4.1	American Eagle Energy Corporation 2012 Equity Incentive Plan. (Incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.2	Non-qualified Stock Option Agreement, dated as of October 30, 2009, by and between the Registrant and Bradley M. Colby. (Incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.3	Non-qualified Stock Option Agreement, dated as of October 30, 2009, by and between the Registrant and John Anderson. (Incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.4	Non-qualified Stock Option Agreement, dated as of October 30, 2009, by and between the Registrant and Paul E. Rumler. (Incorporated by reference to Exhibit 4.4 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.5	Non-qualified Stock Option Agreement, dated as of December 30, 2010, by and between the Registrant and Bradley M. Colby. (Incorporated by reference to Exhibit 4.5 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.6	Non-qualified Stock Option Agreement, dated as of December 30, 2010, by and between the Registrant and Thomas G. Lantz. (Incorporated by reference to Exhibit 4.6 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.7	Reserved for future use.
4.8	Non-qualified Stock Option Agreement, dated as of December 30, 2010, by and between the Registrant and Richard Findley. (Incorporated by reference to Exhibit 4.8 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.9	Non-qualified Stock Option Agreement, dated as of December 28, 2011, by and between the Registrant and Paul E. Rumler. (Incorporated by reference to Exhibit 4.9 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.10	Non-qualified Stock Option Agreement, dated as of December 28, 2011, by and between the Registrant and John Anderson. (Incorporated by reference to Exhibit 4.10 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.11	Reserved for future use.
4.12	Non-qualified Stock Option Agreement, dated as of December 28, 2011, by and between the Registrant and Kirk Stingley. (Incorporated by reference to Exhibit 4.12 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.13	Reserved for future use.
4.14	Reserved for future use.
4.15	Reserved for future use.
4.16	Reserved for future use.

4.17	Reserved for future use.
4.18	Reserved for future use.
4.19	Non-qualified Stock Option Agreement, dated as of February 21, 2012, by and between the Registrant and Andrew P. Calerich. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 21, 2012.)
4.20	Reserved for future use.
10.1	Agreement and Plan of Merger between Golden Hope Resources Corp. (renamed Eternal Energy Corp.) and Eternal Energy Corp., filed with the Nevada Secretary of State effective November 7, 2005. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed November 9, 2005.)
10.2	Purchase and Sale Agreement by and between Eternal Energy Corp., PNP Petroleum I, LP., Cibolo Energy Operating, Inc. and Century Assets Corporation, dated June 25, 2010. (Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed August 16, 2010.)
10.3	Purchase and Sale Agreement between Eternal Energy Corp. and American Eagle Energy Inc. dated June 18, 2010. (Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q filed August 16, 2010.)
10.4	Reserved for future use.
10.5	Reserved for future use.
10.6	Letter Agreement by and between Eternal Energy Corp. and International Frontier Resources Corporation. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed December 5, 2005.)
10.7	Reserved for future use.
10.8	Reserved for future use.
10.9	Letter Agreement by and between Eternal Energy Corp. and International Frontier Resources Corporation Relating to Quad 41 and Quad 42 dated January 30, 2006. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 3, 2006.)
10.10	Amended and Restated Letter Agreement by and between Eternal Energy Corp. and International Frontier Resources Corporation Relating to Quad 14 dated January 30, 2006. (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed February 3, 2006.)
10.11	Amended and Restated Employment Agreement by and between the Registrant and Bradley M. Colby effective July 1, 2011. (Incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-K filed April 16, 2012.)
10.12	Employment Agreement by and between the Registrant and Thomas G. Lantz, effective November 30, 2011. (Incorporated by reference to Exhibit 10.12 of our Annual Report on Form 10-K filed April 16, 2012.)
10.13	Employment Agreement by and between the Registrant and Kirk Stingley, effective January 1, 2012. (Incorporated by reference to Exhibit 10.13 of our Annual Report on Form 10-K filed April 16, 2012.)
10.14	Consulting Agreement by and between the Registrant and Richard Findley, effective November 30, 2011. (Incorporated by reference to Exhibit 10.41 of our Annual Report on Form 10-K filed April 16, 2012.)
10.15	Reserved for future use.
10.16	Letter Agreement effective as of May 19, 2006, by and among Eternal Energy Corp., International Frontier Resources Corporation, Palace Exploration Company Limited, Oilexco Incorporated, and Challenger Minerals (North Sea) Limited. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed May 23, 2006.)
10.17	Letter Agreement dated October 15, 2006, by and among Eternal Energy Corp., Fairway Exploration, LLC, Prospector Oil, Inc., and 0770890 B.C. Ltd. (Incorporated by reference to Exhibit 10.17 of our Annual Report on Form 10-KSB filed April 16, 2007.)
10.18	Letter Agreement dated October 26, 2006, by and among Eternal Energy Corp., Fairway Exploration, LLC, Prospector Oil, Inc., 0770890 B.C. Ltd., and Rover Resources Inc. (Incorporated by reference to Exhibit 10.18 of our Annual Report on Form 10-KSB filed April 16, 2007.)
10.19	Letter Agreement dated February 28, 2007, by and among Eternal Energy Corp., Pebble Petroleum Inc., Emerald Bay Holdings Ltd., and Heartland Resources Inc. (Incorporated by reference to Exhibit 10.19 of our Annual Report on Form 10-KSB filed April 16, 2007.)
10.20	Agreement To Terminate DGWS Option (Incorporated by reference to Exhibit 10.20 of our Quarterly Report on Form 10-Q filed May 15, 2009.)
10.21	Employment Agreement by and between Eternal Energy Corp. and Craig Phelps dated August 1, 2007. (Incorporated by reference to Exhibit 10.21 of our Quarterly Report on Form 10-Q filed May 15, 2009.)
10.22	Employment Agreement by and between Eternal Energy Corp. and Kirk A. Stingley dated June 2, 2008. (Incorporated by reference to Exhibit 10.22 of our Quarterly Report on Form 10-Q filed May 15, 2009.)
10.23	Amended and Restated Employment Agreement by and between Eternal Energy Corp. and Bradley M. Colby dated November 1, 2009. (Incorporated by reference to Exhibit 10.23 of our Quarterly Report on Form 10-Q filed November 23, 2009.)
10.24	First Amendment to the Amended and Restated Employment Agreement by and between Eternal Energy Corp. and Craig H. Phelps dated August 1, 2009. (Incorporated by reference to Exhibit 10.24 of our Quarterly Report on Form 10-Q filed November 23, 2009.)
10.25	First Amendment to the Employment Agreement by and between Eternal Energy Corp. and Kirk A. Stingley dated October 30, 2009. (Incorporated by reference to Exhibit 10.25 of our Quarterly Report on Form 10-Q filed November 23, 2009.)
10.26	Reserved for future use.

10.27	Lease Agreement dated January 1, 2009 by and between Eternal Energy Corp. and Oakley Ventures, LLC. (Incorporated by reference to Exhibit 10.27 of our Annual Report on Form 10-K filed March 23, 2010.)
10.27a	Lease Addendum, dated October 1, 2011 by and between Eternal Energy Corp. and Oakley Ventures, LLC, and Exhibit A thereto. (Incorporated by Reference to Exhibit 10.27a of our Annual Report on Form 10-K filed March 23, 2010.)
10.27b	Lease Addendum, dated July 1, 2012 by and between American Eagle Energy and Oakley Ventures, LLC, and Exhibit A thereto (Incorporated by reference to Exhibit 10.27b of our Quarterly Report on Form 10-Q filed on August 20, 2012.)
10.28	Purchase and Sale Agreement by and between Eternal Energy Corp. and Ryland Oil Corporation dated March 26, 2010. (Incorporated by reference to Exhibit 10.28 of our Current Report on Form 8-K filed March 29, 2010.)
10.29	Purchase of Royalty Agreement by and between Eternal Energy Corp. and Ryland Oil Corporation dated March 26, 2010. (Incorporated by reference to Exhibit 10.29 of our Current Report on Form 8-K filed March 29, 2010.)
10.29a	Amending Agreement to the Ryland / Eternal Royalty Purchase Agreement by and between Eternal Energy Corp. and Ryland Oil Corporation dated April 20, 2010. (Incorporated by reference to Exhibit 10.29a of our Current Report on Form 8-K filed March 29, 2010.)
10.30	Termination Agreement (of the US Pebble Acquisition Agreement) by and between Eternal Energy Corp., Fairway Exploration LLC, Prospector Oil, Inc. Pebble Petroleum Inc. and Rover Resources Inc. dated April 29, 2010. (Incorporated by reference to Exhibit 10.30 of our Quarterly Report on form 10-Q filed May 17, 2010.)
10.31	Termination Agreement (of the Canadian Pebble Acquisition Agreement) by and between Eternal Energy Corp., Fairway Exploration LLC, Prospector Oil, Inc. and Pebble Petroleum Inc. dated April 29, 2010. (Incorporated by reference to Exhibit 10.31 of our Quarterly Report on form 10-Q filed May 17, 2010.)
10.32	Termination Agreement (of the US Prospect Acquisition Agreement) by and between Eternal Energy Corp., Fairway Exploration LLC, Prospector Oil, Inc., Pebble Petroleum Inc., Rover Resources Inc., Steven Swanson, Richard L. Findley, Thomas G. Lantz and Ryland Oil Corporation dated May 11, 2010. (Incorporated by reference to Exhibit 10.33 of our Quarterly Report on Form 10-Q filed May 17, 2010.)
10.33	Termination Agreement (of the Canadian Prospect Acquisition Agreement) by and between Eternal Energy Corp., Fairway Exploration LLC, Prospector Oil, Inc., Pebble Petroleum Inc., Rover Resources Inc., Steven Swanson, Richard L. Findley, Thomas G. Lantz and Ryland Oil Corporation dated May 11, 2010. (Incorporated by reference to Exhibit 10.33 of our Quarterly Report on form 10-Q filed May 17, 2010.)
10.34	Termination of Management Services Agreement by and between Eternal Energy Corp., Ryland Oil Corporation and Brad Colby dated December 1, 2009. (Incorporated by reference to Exhibit 10.34 of our Quarterly Report on form 10-Q filed May 17, 2010.)
10.35	Amendment to the Consulting Agreement by and between Eternal Energy Corp., Rover Resources Inc., and Brad Colby dated April 1, 2010. (Incorporated by reference to Exhibit 10.35 of our Quarterly Report on form 10-Q filed May 17, 2010.)
10.36	Letter of Intent between Eternal Energy Corp. and American Eagle Energy Inc. dated February 22, 2011. (Incorporated by reference to Exhibit 10.36 of our Annual Report on Form 10-K filed March 23, 2011.)
10.37	Engagement Letter for Professional Services between Eternal Energy Corp. and C.K. Cooper & Company, dated February 25, 2011. (Incorporated by reference to Exhibit 10.37 of our Annual Report on Form 10-K filed March 23, 2011.)
10.38	Participation and Operating Agreement among Eerg Energy Ulc, AEE Canada Inc., and Passport Energy Inc., dated April 15, 2011. (Incorporated by reference to Exhibit 10.38 of our Registration Statement on Form S-4 filed May 4, 2011.)
10.38a	Amending Agreement to the Participation and Operating Agreement among Eerg Energy Ulc, Aee Canada Inc., and Passport Energy Inc., dated February 1, 2012. (Incorporated by reference to Exhibit 10.38a of our Annual Report on Form 10-K filed April 16, 2012.)
10.39^	Purchase and Sale Agreement among Eternal Energy Corp., American Eagle Energy Inc. and NextEra Energy Gas Producing, LLC, dated May 17, 2011. (Incorporated by reference to Exhibit 10.39 of our Amended Quarterly Report on Form 10-Q/A filed October 11, 2011.)
10.40^	Purchase and Sale Agreement among Eternal Energy Corp., American Eagle Energy Inc. and NextEra Energy Gas Producing, LLC, dated May 17, 2011. (Incorporated by reference to Exhibit 10.40 of our Amended Quarterly Report on Form 10-Q/A filed October 11, 2011.)
10.40a	First Amendment to Purchase and Sale Agreement among Eternal Energy Corp., American Eagle Energy Inc. and NextEra Energy Gas Producing, LLC, dated June 14, 2011. (Incorporated by reference to Exhibit 10.40a of our Quarterly Report on Form 10-Q filed August 18, 2011.)
10.40b	Second Amendment to Purchase and Sale Agreement among Eternal Energy Corp., American Eagle Energy Inc. and NextEra Energy Gas Producing, LLC, dated July 25, 2011. (Incorporated by reference to Exhibit 10.40b of our Quarterly Report on Form 10-Q filed August 18, 2011.)
10.41^	Purchase and Sale Agreement among Eternal Energy Corp., American Eagle Energy Inc. and NextEra Energy Gas Producing, LLC, dated November 15, 2011. (Incorporated by reference to Exhibit 10.41 of our Annual Report on Form 10-K filed April 16, 2012.)

10.42^	Carry Agreement by and among American Eagle Energy Corporation, American Eagle Energy Inc., and NextEra Energy Gas Producing, LLC, dated as of April 16, 2012, and Exhibit C thereto. (Incorporated by reference to Exhibit 10.42 of our Quarterly Report on Form 10-Q filed on August 20, 2012.)
10.43	First Amendment to Carry Agreement by and among American Eagle Energy Corporation, American Eagle Energy Inc., and NextEra Energy Gas Producing, LLC, dated as of July 15, 2012. (Incorporated by reference to Exhibit 10.43 of our Quarterly Report on Form 10-Q filed on August 20, 2012.)
21.1	List of Subsidiaries. (Incorporated by reference to Exhibit 21.1 of our Annual Report on Form 10-K filed April 16, 2012.)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
^	Portions omitted pursuant to a request for confidential treatment.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EAGLE ENERGY CORPORATION

(Registrant)

November 19, 2012	/s/ Bradley M. Colby
Bradley M. Colby
President and Chief Executive Officer

