Form 10-K/A
period 2011-12-31
AMERICAN EAGLE ENERGY Corp
filed 2013-02-21
CIK 1282613

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

¨

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

The number of shares outstanding of the registrant’s common stock as of February 15, 2013 was 49,842,778.

AMERICAN EAGLE ENERGY CORPORATION

EXPLANATORY NOTE

In connection with the Securities and Exchange Commission’s (the “SEC”) standard review process of reporting issuers’ periodic reports, we received and responded to a series of comments from the SEC. The primary subjects of the comments were requests for additional information and disclosures regarding our oil and gas reserves and activities, as well as additional information regarding our December 20, 2011, merger transaction with American Eagle Energy Inc. As part of our response to the SEC’s comments, we are amending our financial statements as of and for the years ended December 31, 2011 and 2010. The additional information is included in Note 3 (beginning on page F-16), Note 7 (beginning on page F-21) and Note 15 (beginning on page F-34) to the financial statements as of and for the years ended December 31, 2011 and 2010.

This Amendment to our Annual Report on Form 10-K for the year ended December 31, 2011, originally filed with the SEC on April 16, 2012, amends Part I, Item 2: Properties and Part II, Item 8: Financial Statements and Supplementary Data. No other Item in our Annual Report on Form 10-K filed on April 16, 2012 is amended, modified, or updated hereby. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Form 10-K/A.

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

On December 20, 2011, we, a newly-formed merger subsidiary (“Merger Sub”), and American Eagle Energy Inc. (“AEE Inc.”) consummated the final steps of a merger transaction (the “2011 Merger”), whereby Merger Sub merged with and into AEE Inc., with AEE Inc. surviving as our wholly-owned subsidiary. Following the initial step of the 2011 Merger, AEE Inc. changed its name from “American Eagle Energy Inc.” to “AMZG, Inc.” In the 2001 Merger, each share of AEE Inc. was converted into 3.641 shares of our common stock, $0.001 par value, per share, which resulted in the issuance of 164,144,426 shares of our common stock. Immediately following the consummation of the 2011 Merger, we declared a one-for-four and one-half reverse split of our common stock. The reverse split reduced the number of shares of our common stock then issued and outstanding to 45,588,948. The retroactive effect of this reverse split has been applied to all share data included in this Annual Report.

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

In the fourth quarter of 2010, we began our current drilling activity targeting the Bakken and Three Forks Formations in Divide County, North Dakota. For more information about our working interests in the Bakken and Three Forks Formations, see “Properties” below on page 13 for a discussion of the wells in which we have elected to participate that are located in this area.

On January 31, 2011, AEE Inc. entered into a Lease Acquisition Agreement with Americana Exploration LLC and Big Sky Operating LLC to acquire an undivided 66.67% working interest in approximately 47,392 net acres located in Toole County, Montana for cash consideration of $1,235,684.

In May 2011, we entered into a Purchase and Sale Agreement with AEE Inc. and an unrelated third party for the sale by us and AEE Inc. of one-half of our respective 50% working interests in approximately 8,948 net acres located primarily in Divide County, North Dakota (the “Spyglass Project”).  The initial closing of the transactions occurred on May 26, 2011 and resulted in the sale of an undivided 50% interest in approximately 8,118 net acres for net cash consideration of 6,913,920, which was divided equally between us and AEE Inc.  A second closing related to the transaction occurred on August 5, 2011 and resulted in the sale of an undivided 50% interest in approximately 760 additional net acres for net cash consideration totaling 641,666, which was divided equally between us and AEE Inc.  The Purchase and Sale Agreement also provided for the sale by us of an undivided 50% interest in approximately 269 net acres located within the Spyglass Project (as defined under “Properties” below on page 13) in Divide County, North Dakota for net cash consideration totaling 227,079.  The closing of this sale occurred on August 5, 2011.  Post-closing, we retained a 50% working interest in the Spyglass Project.

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

AEE Inc. also currently owns an undivided 66.67% working interest in approximately 47,392 net acres located in Toole County, Montana.

The following is a summary of our developed acreage as of December 31, 2011:

Property / Prospect Name	Working Interest	Gross Acres	Net Acres	Number of Leases	Earliest Lease Expiration Date	Latest Lease Expiration Date
Hardy	100%	960	960	2	April 2014	April 2014
Spyglass	50%	778	389	8	August 2012	February 2017
Totals		1,738	1,349	10

The following is a summary of our undeveloped acreage as of December 31, 2011:

Property / Prospect Name	Working Interest	Gross Acres	Net Acres	Number of Leases	Earliest Lease Expiration Date	Latest Lease Expiration Date
Hardy	100%	3,340	3,340	4	April 2014	April 2014
Spyglass	50%	22,264	11,132	430	August 2012	February 2017
Benrude	100%	743	743	32	December 2012	July 2015
Glacier	33%	75,000	25,000	400	May 2012	June 2015
Sidney North	100%	399	399	14	July 2013	October 2015
West Spyglass	25%	42,372	10,593	283	April 2012	February 2017
Totals		144,118	51,207	1,163

Additional information regarding our oil and gas properties can be found in Note 7 and Note 15 to our financial statements as of and for the years ended December 31, 2011 and 2010, which are included in Item 8 of this document (see pages F-21 and F-34, respectively)

We currently lease 3,207 square feet of office space in Littleton, Colorado, which we believe to be sufficient for the operation of our business for the foreseeable future. We renewed and extended this lease in October 2011. The current lease agreement expires in December 2014.

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

A summary of the Company’s working interest in the Spyglass wells and the status of each well as of December 31, 2011 is as follows:

Well Name	Operator	Working Interest	Actual or Anticipated Spud Date	Current Status

Aarestad 4-34H-160N-97W	North Plains Energy, LLC	0.63%	November 1, 2010	Producing

Adams 2-18H-163N-100W	SM Energy	18.52%	April 20, 2012	Waiting to spud

Bagley 4-30H-163N-100W	SM Energy Company	3.87%	April 3, 2011	Producing

Blazer 2-11-163N-98W	Samson Resources Company	0.94%	February 12, 2011	Producing

Christianson 15-12-163N-101W	American Eagle	35.49%	January 11, 2012	Completing

Cody 15-11-163N-101W	American Eagle	31.20%	March 22, 2012	Drilling

Coplan 1-3-163N-101W	American Eagle	12.86%	April 25, 2012	Waiting to spud

Denali 13-21-163N-98W	Samson Resources Company	0.03%	December 23, 2010	Producing

Gerhardsen 1-10H-160N-97W	Continental Resources, Inc.	2.37%	January 12, 2011	Producing

Gulbranson 2-1H-163N-100W	SM Energy	11.34%	May 25, 2012	Waiting to spud

Jurasin 32-29-162N-100W	Crescent Point Energy	0.61%	October 15, 2011	Shut-in

Well Name	Operator	Working Interest	Actual or Anticipated Spud Date	Current Status

Lancaster 2-1H-162N-101W	Crescent Point Energy	6.23%	July 1, 2011	Completing

Legaard 4-25H-163N-101W	SM Energy Company	3.69%	July 19, 2011	Producing

Montclair 1-12	Samson Resources Company	1.60%	November 7, 2011	Producing

Mustang 7-6-163N-98W	Samson Resources Company	0.32%	April 25, 2011	Producing

Nielsen 1-12H-160N-97W	Continental Resources, Inc.	0.46%	December 21, 2010	Producing

Nomad 6-7-163N-99W	Samson Resources Company	14.47%	October 26, 2011	Producing

Olson 15-22-162N-100W	Baytex Energy USA	0.78%	August 11, 2011	Producing

Reistad 1-1H-162N-102W	Murex Petroleum Corporation	8.62%	February 28, 2011	Waiting on completion

Ridgeway 25-36-163N-101W	Crescent Point Energy	1.88%	August 15, 2011	Shut-in

Riede 4-14H-163N-100W	SM Energy Company	0.34%	January 30, 2011	Producing

Thomte 8-5-163N-99W	Samson Resources Company	3.18%	August 22, 2011	Producing

Well Name	Operator	Working Interest	Actual or Anticipated Spud Date	Current Status

Titan 36-25-163N-99W	Samson Resources Company	0.81%	October 8, 2011	Producing

Torgeson 1-15H-163N-100W	SM Energy Company	4.38%	March 6, 2011	Producing

Wolter 1-28H-163N-100W	SM Energy Company	1.30%	November 27, 2010	Producing

Wolter 13-9H-163N-100W	SM Energy Company	5.92%	June 26, 2011	Producing

Wolter 15-8H-163N-100W	SM Energy	1.54%	November 20, 2011	Producing

Yukon 12-1-163N-98W	Samson Resources Company	1.25%	February 28, 2011	Producing

Well Summary

The following tables summarize the Company’s wells and drilling activity for the years ended December 30, 2011 and 2010:

	December 31, 2011		December 31, 2010
	U.S.	Canada	U.S.	Canada
Gross exploratory wells:
Beginning of period	-	-	-	-
Purchased / acquired	-	-	-	-
Drilled	-	-	-	-
Abandoned	-	-	-	-
End of period	-	-	-	-

	December 31, 2011		December 31, 2010
	U.S.	Canada	U.S.	Canada
Gross development wells:
Beginning of period	-	1.00	-	-
Purchased / acquired	-	-	-	1.0
Drilled	21.00	1.00	-	-
Abandoned	-	-	-	-
End of period	21.00	2.00	-	1.0

Net exploratory wells:
Beginning of period	-	-	-	-
Purchased / acquired	-	-	-	-
Drilled	-	-	-	-
Abandoned	-	-	-	-
End of period	-	-	-	-

Net development wells:
Beginning of period	-	1.00	-	-
Purchased / acquired	-	-	-	1.00
Drilled	0.50	0.75	-	-
Abandoned	-	-	-	-
End of period	0.50	1.75	-	1.00

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

The ratio of stockholdings between the companies at the closing of the merger, exclusive of any then-outstanding options, was approximately 80% to the legacy stockholders of AEE Inc. and 20% to our legacy stockholders. Despite the fact that the AEE Inc.’s legacy stockholders held approximately 80% of the Company’s outstanding shares immediately following the merger, other factors present in the structure of the transaction resulted in the Company being determined to be the legal and acquiring entity. We completed the registration of the common stock that we issued to the legacy stockholders of AEE Inc. with the Securities and Exchange Commission on November 11, 2011.

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

In June 2010, Crescent Point Energy Corp. (“Crescent Point”) acquired Ryland. As a result, the 2,145,883 shares of Ryland’s common stock that we acquired in connection with the sale of our gross overriding royalty interests to Ryland were exchanged for 25,107 shares of Crescent Point’s common stock. Dividend income for the year ended December 31, 2011 totaled $69,822, compared to $23,759 for the year ended December 31, 2010.

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

Audit Committee

Following consummation of the 2011 Merger and in connection with a potential listing of our common stock on the NYSE Amex, we established an Audit Committee in order to comply with the NYSE Amex rules, on which Messrs. Anderson, Calerich, and Rumler currently serve. Messrs. Anderson, Calerich, and Rumler each qualifies as an “independent director” within the meaning of Section 803A of the NYSE Amex LLC Company Guide and Rule 10A-3 under the Exchange Act. The Audit Committee is responsible for oversight of the integrity of the Company’s financial statements, the selection and retention of our independent registered public accounting firm, review of the scope of their audit function, and review of the audit reports rendered by them. The Audit Committee is not responsible for conducting audits, preparing financial statements, or the accuracy of any financial statements or filings, all of which remain the responsibility of management and our independent registered public accounting firm. Our board of directors has designated Mr. Calerich as the Audit Committee’s named financial expert as defined in Section 407 of the Sarbanes-Oxley Act and the SEC rules under that statute. Mr. Calerich’s biography is available on page 32. The charter of the Audit Committee may be found on our website (www.americaneagleenergy.com).

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

Summary Compensation Table

Name & Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Bradley M. Colby	2011	189,000	100,000	0	0	0	0	0	289,000
President, CEO, and Treasurer	2010	174,000	26,100	0	0	0	0	0	200,100
Kirk Stingley	2011	—	—	—	—	—	—	—	—
Chief Financial Officer(1)	2010	150,531	0	0	0	0	0	0	150,531
Thomas Lantz(2)	2011	10,323	0	0	0	0	0	0	10,323
Chief Operating Officer	2010	—	—	—	—	—	—	—	—

(1)	Effective January 1, 2012, we appointed Kirk Stingley as our Chief Financial Officer. Mr. Stingley previously served in that capacity for us from June 2, 2008, until November 1, 2010.

(2)	Mr. Lantz’s employment commenced on December 20, 2012, immediately following the closing of the 2011 Merger.

Narrative Disclosure to Summary Compensation Table

Compensation Philosophy

The Company’s basic objectives for executive compensation are to recruit and keep top quality executive leadership focused on attaining long-term corporate goals and increasing stockholder value.

Employment Agreements

We have entered into written employment agreements with each of our executive officers, the material terms of which are:

Officer	Compensation	Term
Bradley M. Colby	$204,000.00 per year	3 Year Term
Thomas Lantz	$204,000.00 per year	3 Year Term
Kirk A. Stingley	$150,000.00 per year	2 Year Term

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

The aggregate fees billed for professional services by Kelly during the interim period ended November 25, 2011 and the year ended December 31, 2010 were as follows:

	2011	2010
Audit Fees	$63,100	$50,500
Audit Related Fees (1)	-	25,800
Tax Fees	6,100	2,500
All Other Fees	26,685	500
Total	$95,885	$53,500

(1) Represents fees associated with the review of our quarterly financial statements and SEC filings.

The aggregate fees billed for professional services by Hein for the year ended December 31, 2011 was as follows:

2011
Audit Fees	$80,000
Audit Related Fees	$—
Tax Fees	$—
All Other Fees	$—
Total	$80,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

INDEX TO EXHIBITS

Exhibit	Description of Exhibit
2.1	Agreement and Plan of Merger among Eternal Energy Corp., Eternal Sub Corp. and American Eagle Energy Inc., dated April 8, 2011. (Incorporated by reference to Exhibit 2.1 of our Registration Statement on Form S-4 filed May 4, 2011.)
2.1(a)	First Amendment to Agreement and Plan of Merger among Eternal Energy Corp., Eternal Sub Corp. and American Eagle Energy Inc., dated September 28, 2011 (Incorporated by reference to Exhibit 2.1(a) of our Current Report on Form 8-K filed September 28, 2011.)
3(i).1	Articles of Incorporation filed with the Nevada Secretary of State on July 25, 2003. (Incorporated by reference to Exhibit 3.1 of our Form 10-SB filed August 18, 2004.)
3(i).2	Certificate of Change filed with the Nevada Secretary of State effective November 7, 2005. (Incorporated by reference to Exhibit 3(i).2 of our Current Report on Form 8-K filed November 9, 2005.)
3(i).3	Articles of Merger filed with the Nevada Secretary of State effective November 7, 2005. (Incorporated by reference to Exhibit 3(i).3 of our Current Report on Form 8-K filed November 9, 2005.)
3(i).4	Articles of Merger filed with the Nevada Secretary of State effective November 30, 2011 (Incorporated by reference to Exhibit 3(i).4 of our Current Report on Form 8-K filed December 20, 2011.)
3(i).5	Articles of Merger filed with the Nevada Secretary of State effective November 30, 2011 (Incorporated by reference to Exhibit 3(i).5 of our Current Report on Form 8-K filed December 20, 2011.)
3(i).6	Certificate of Change filed with the Nevada Secretary of State effective November 30, 2011 (Incorporated by reference to Exhibit 3(i).6 of our Current Report on Form 8-K filed December 20, 2011.)
3(ii).1	Bylaws, adopted July 18, 2003. (Incorporated by reference to Exhibit 3.2 of our Form 10-SB filed August 18, 2004.)
3(ii).2	Amendment No. 1 to Bylaws, adopted November 4, 2005. (Incorporated by reference to Exhibit 3(ii) of our Current Report on Form 8-K filed November 9, 2005.)
3(ii).3	Amendment No. 2 to Bylaws, adopted February 22, 2011 (Incorporated by reference to Exhibit 3(ii).3 of our Current Report on Form 8-K filed February 23, 2011.)
4.1	American Eagle Energy Corporation 2012 Equity Incentive Plan (Incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.2	Non-qualified Stock Option Agreement, dated as of October 30, 2009, by and between the Registrant and Bradley M. Colby (Incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.3	Non-qualified Stock Option Agreement, dated as of October 30, 2009, by and between the Registrant and John Anderson (Incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.4	Non-qualified Stock Option Agreement, dated as of October 30, 2009, by and between the Registrant and Paul E. Rumler (Incorporated by reference to Exhibit 4.4 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.5	Non-qualified Stock Option Agreement, dated as of December 30, 2010, by and between the Registrant and Bradley M. Colby (Incorporated by reference to Exhibit 4.5 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.6	Non-qualified Stock Option Agreement, dated as of December 30, 2010, by and between the Registrant and Thomas G. Lantz (Incorporated by reference to Exhibit 4.6 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.7	Reserved for future use.
4.8	Non-qualified Stock Option Agreement, dated as of December 30, 2010, by and between the Registrant and Richard Findley (Incorporated by reference to Exhibit 4.8 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.9	Non-qualified Stock Option Agreement, dated as of December 28, 2011, by and between the Registrant and Paul E. Rumler (Incorporated by reference to Exhibit 4.9 of our Registration Statement on Form S-8 filed February 28, 2012.)

4.10	Non-qualified Stock Option Agreement, dated as of December 28, 2011, by and between the Registrant and John Anderson (Incorporated by reference to Exhibit 4.10 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.11	Reserved for future use.
4.12	Non-qualified Stock Option Agreement, dated as of December 28, 2011, by and between the Registrant and Kirk Stingley (Incorporated by reference to Exhibit 4.12 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.13	Reserved for future use.
4.14	Reserved for future use.
4.15	Reserved for future use.
4.16	Reserved for future use.
4.17	Reserved for future use.
4.18	Reserved for future use.
4.19	Non-qualified Stock Option Agreement, dated as of February 21, 2012, by and between the Registrant and Andrew P. Calerich (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 21, 2012.)
4.20	Reserved for future use.
10.1	Agreement and Plan of Merger between Golden Hope Resources Corp. (renamed Eternal Energy Corp.) and Eternal Energy Corp., filed with the Nevada Secretary of State effective November 7, 2005. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed November 9, 2005.)
10.2	Purchase and Sale Agreement by and between Eternal Energy Corp., PNP Petroleum I, LP., Cibolo Energy Operating, Inc. and Century Assets Corporation, dated June 25, 2010. (Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed August 16, 2010.)
10.3	Purchase and Sale Agreement between Eternal Energy Corp. and American Eagle Energy Inc. dated June 18, 2010. (Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q filed August 16, 2010.)
10.4	Reserved for future use.
10.5	Reserved for future use.
10.6	Letter Agreement by and between Eternal Energy Corp. and International Frontier Resources Corporation. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed December 5, 2005.)
10.7	Reserved for future use.
10.8	Reserved for future use.
10.9	Letter Agreement by and between Eternal Energy Corp. and International Frontier Resources Corporation Relating to Quad 41 and Quad 42 dated January 30, 2006. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 3, 2006.)
10.10	Amended and Restated Letter Agreement by and between Eternal Energy Corp. and International Frontier Resources Corporation Relating to Quad 14 dated January 30, 2006. (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed February 3, 2006.)
10.11*	Amended and Restated Employment Agreement by and between the Registrant and Bradley M. Colby effective July 1, 2011.
10.12*	Employment Agreement by and between the Registrant and Thomas G. Lantz, effective November 30, 2011.
10.13*	Employment Agreement by and between the Registrant and Kirk Stingley, effective January 1, 2012.
10.14*	Consulting Agreement by and between the Registrant and Richard Findley, effective November 30, 2011.
10.15	Reserved for future use.
10.16	Letter Agreement effective as of May 19, 2006, by and among Eternal Energy Corp., International Frontier Resources Corporation, Palace Exploration Company Limited, Oilexco Incorporated, and Challenger Minerals (North Sea) Limited (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed May 23, 2006).
10.17	Letter Agreement dated October 15, 2006, by and among Eternal Energy Corp., Fairway Exploration, LLC, Prospector Oil, Inc., and 0770890 B.C. Ltd. (Incorporated by reference to Exhibit 10.17 of our Annual Report on Form 10-KSB filed April 16, 2007).

10.18	Letter Agreement dated October 26, 2006, by and among Eternal Energy Corp., Fairway Exploration, LLC, Prospector Oil, Inc., 0770890 B.C. Ltd., and Rover Resources Inc. (Incorporated by reference to Exhibit 10.18 of our Annual Report on Form 10-KSB filed April 16, 2007).
10.19	Letter Agreement dated February 28, 2007, by and among Eternal Energy Corp., Pebble Petroleum Inc., Emerald Bay Holdings Ltd., and Heartland Resources Inc. (Incorporated by reference to Exhibit 10.19 of our Annual Report on Form 10-KSB filed April 16, 2007).
10.20	Agreement To Terminate DGWS Option (Incorporated by reference to Exhibit 10.20 of our Quarterly Report on Form 10-Q filed May 15, 2009.
10.21	Employment Agreement by and between Eternal Energy Corp. and Craig Phelps dated August 1, 2007 (Incorporated by reference to Exhibit 10.21 of our Quarterly Report on Form 10-Q filed May 15, 2009).
10.22	Employment Agreement by and between Eternal Energy Corp. and Kirk A. Stingley dated June 2, 2008 (Incorporated by reference to Exhibit 10.22 of our Quarterly Report on Form 10-Q filed May 15, 2009).
10.23	Amended and Restated Employment Agreement by and between Eternal Energy Corp. and Bradley M. Colby dated November 1, 2009 (Incorporated by reference to Exhibit 10.23 of our Quarterly Report on form 10-Q filed November 23, 2009).
10.24	First Amendment to the Amended and Restated Employment Agreement by and between Eternal Energy Corp. and Craig H. Phelps dated August 1, 2009 (Incorporated by reference to Exhibit 10.24 of our Quarterly Report on form 10-Q filed November 23, 2009).
10.25	First Amendment to the Employment Agreement by and between Eternal Energy Corp. and Kirk A. Stingley dated October 30, 2009 (Incorporated by reference to Exhibit 10.25 of our Quarterly Report on form 10-Q filed November 23, 2009).
10.26	Reserved for future use.
10.27	Lease Agreement dated January 1, 2009 by and between Eternal Energy Corp. and Oakley Ventures, LLC. (Incorporated by reference to Exhibit 10.27 of our Annual Report on Form 10-K filed March 23, 2010.)
10.27a*	Lease Addendum, dated October 1, 2011 by and between Eternal Energy Corp. and Oakley Ventures, LLC, and Exhibit A thereto.
10.28	Purchase and Sale Agreement by and between Eternal Energy Corp. and Ryland Oil Corporation dated March 26, 2010. (Incorporated by reference to Exhibit 10.28 of our Current Report on Form 8-K filed March 29, 2010.)
10.29	Purchase of Royalty Agreement by and between Eternal energy corp. and Ryland Oil Corporation dated March 26, 2010. (Incorporated by reference to Exhibit 10.29 of our Current Report on Form 8-K filed March 29, 2010.)
10.29a	Amending Agreement to the Ryland / Eternal Royalty Purchase Agreement by and between Eternal Energy Corp. and Ryland Oil Corporation dated April 20, 2010. (Incorporated by reference to Exhibit 10.29a of our Current Report on Form 8-K filed March 29, 2010.)
10.30	Termination Agreement (of the US Pebble Acquisition Agreement) by and between Eternal Energy Corp., Fairway Exploration LLC, Prospector Oil, Inc. Pebble Petroleum Inc. and Rover Resources Inc. dated April 29, 2010. (Incorporated by reference to Exhibit 10.30 of our Quarterly Report on form 10-Q filed May 17, 2010.)
10.31	Termination Agreement (of the Canadian Pebble Acquisition Agreement) by and between Eternal Energy Corp., Fairway Exploration LLC, Prospector Oil, Inc. and Pebble Petroleum Inc. dated April 29, 2010. (Incorporated by reference to Exhibit 10.31 of our Quarterly Report on form 10-Q filed May 17, 2010.)
10.32	Termination Agreement (of the US Prospect Acquisition Agreement) by and between Eternal Energy Corp., Fairway Exploration LLC, Prospector Oil, Inc., Pebble Petrole Inc., Rover Resources Inc., Steven Swanson, Richard L. Findley, Thomas G. Lantz and Ryland Oil Corporation dated May 11, 2010. (Incorporated by reference to Exhibit 10.31 of our Quarterly Report on form 10-Q filed May 17, 2010.)
10.33	Termination Agreement (of the Canadian Prospect Acquisition Agreement) by and between Eternal Energy Corp., Fairway Exploration LLC, Prospector Oil, Inc., Pebble Petroleum Inc., Rover Resources Inc., Steven Swanson, Richard L. Findley, Thomas G. Lantz and Ryland Oil Corporation dated May 11, 2010. (Incorporated by reference to Exhibit 10.33 of our Quarterly Report on form 10-Q filed May 17, 2010.)

10.34	Termination of Management Services Agreement by and between Eternal Energy Corp., Ryland Oil Corporation and Brad Colby dated December 1, 2009. (Incorporated by reference to Exhibit 10.34 of our Quarterly Report on form 10-Q filed May 17, 2010.)
10.35	Amendment to the consulting Agreement by and between Eternal Energy Corp., Rover Resources Inc., and Brad Colby dated April 1, 2010. (Incorporated by reference to Exhibit 10.35 of our Quarterly Report on form 10-Q filed May 17, 2010.)
10.36	Letter of Intent between Eternal Energy Corp. and American Eagle Energy Inc. dated February 22, 2011 (Incorporated by reference to Exhibit 10.36 of our Annual Report on Form 10-K filed March 23, 2011.)
10.37	Engagement Letter for Professional Services between Eternal Energy Corp. and C.K. Cooper & Company, dated February 25, 2011 (Incorporated by reference to Exhibit 10.37 of our Annual Report on Form 10-K filed March 23, 2011.)
10.38	Participation and Operating Agreement among Eternal Energy Corp., AEE Canada Inc. and Passport Energy Inc., dated April 15, 2011 (Incorporated by reference to Exhibit 10.38 of our Registration Statement on Form S-4 filed May 4, 2011.)
10.38a*	Amendment to the participation and operating agreement among Eerg Energy Ulc, Aee Canada Inc and Passport Energy Inc., dated February 1, 2012.
10.39^	Purchase and Sale Agreement among Eternal Energy Corp., American Eagle Energy Inc. and NextEra Energy Gas Producing, LLC, dated May 17, 2011 (Incorporated by reference to Exhibit 10.39 of our Amended Quarterly Report on Form 10-Q/A filed October 11, 2011.)
10.40^	Purchase and Sale Agreement among Eternal Energy Corp., American Eagle Energy Inc. and NextEra Energy Gas Producing, LLC, dated May 17, 2011 (Incorporated by reference to Exhibit 10.40 of our Amended Quarterly Report on Form 10-Q/A filed October 11, 2011.)
10.40a	First Amendment to Purchase and Sale Agreement among Eternal Energy Corp., American Eagle Energy Inc. and NextEra Energy Gas Producing, LLC, dated June 14, 2011(Incorporated by reference to Exhibit 10.40a of our Quarterly Report on Form 10-Q filed August 18, 2011.)
10.40b	Second Amendment to Purchase and Sale Agreement among Eternal Energy Corp., American Eagle Energy Inc. and NextEra Energy Gas Producing, LLC, dated July 25, 2011 (Incorporated by reference to Exhibit 10.40b of our Quarterly Report on Form 10-Q filed August 18, 2011.)
10.41*^	Purchase and Sale Agreement among Eternal Energy Corp., American Eagle Energy Inc. and NextEra Energy Gas Producing, LLC, dated November 15, 2011.
21.1*	List of Subsidiaries

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: February 19, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/BRADLEY M. COLBY	President, Chief Executive Officer, Treasurer and Director (Principal Executive Officer)	February 19, 2013
Bradley M. Colby

/s/KIRK A. STINGLEY	Chief Financial Officer (Principal Accounting Officer)	February 19, 2013
Kirk A. Stingley

/S/THOMAS LANTZ	Chief Operating Officer	February 19, 2013
Thomas Lantz

/s/RICHARD FINDLEY	Director (Chairman)	February 19, 2013
Richard Findley

/s/JOHN ANDERSON	Director	February 19, 2013
John Anderson

/s/ ANDREW P. CALERICH	Director	February 19, 2013
Andrew P. Calerich

/s/PAUL E. RUMLER	Director and Secretary	February 19, 2013
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

To the Board of Directors and

Stockholders of American Eagle Energy Corporation

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

February 19, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of American Eagle Energy Corporation

We have audited the accompanying consolidated balance sheet of American Eagle Energy Corp. (formerly Eternal Energy Corp.) as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

American Eagle Energy Corporation

Consolidated Statements of Income and Comprehensive Income

For Each of the Two Years in the Period Ended December 31, 2011

	2011	2010

Oil revenues	$864,918	$207,788

Operating expenses:
Oil and gas operating expenses	537,122	145,961
General and administrative expenses	2,148,126	1,352,732
Depreciation, depletion and amortization	96,787	153,284
Total operating expenses	2,782,035	1,651,977

Total operating loss	(1,917,117)	(1,444,189)

Interest income	5,286	9,615
Dividend income	69,822	23,759
Gain on the sale of oil and gas property – subject to amortization, net of costs	-	509,934
Gain on the sale of oil and gas property – not subject to amortization, net of costs	6,395,201	4,735,253
Impairment of assets held for sale	-	(57,769)

Income before taxes	4,553,192	3,776,603

Income tax expense	(99,291)	(892,112)

Net income	$4,453,901	$2,884,491

Net income per common share:
Basic	$0.49	$0.31
Diluted	$0.37	$0.30

Weighted average number of shares outstanding:
Basic	9,143,099	9,436,340
Diluted	12,161,472	9,734,156

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

Despite the fact the AEE Inc.’s legacy stockholders held approximately 80% of the Company’s outstanding shares immediately following the merger, other factors present in the structure of the transaction resulted in the Company being determined to be the legal and acquiring entity. Specific factors that led to this conclusion included the fact that the majority of the merged company’s officers and Board of Directors membership consists of legacy Eternal Energy Corp. officers and directors. In addition, there is no single stockholder or organized group of stockholders of the former AEE Inc. that holds the largest minority voting interest in the merged company. Rather, the individual who owns the largest number of shares of the merged company’s voting stock is a legacy Eternal Energy stockholder, was a member of the Company’s senior management and is a member of the merged entities’ senior management team.

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

The net capitalized cost of the Company’s oil and gas properties, subject to amortization, as of December 31, 2011 and December 31, 2010 is summarized below:

	US	Canadian
	Cost Center	Cost Center	Total
December 31, 2011:
Acquisition costs	$7,790,861	$7,013,781	$9,550,085
Exploration costs	242,955	-	-
Development costs	3,251,992	2,152,553	8,234,867
Impairments and sales	(4,469,154)	(1,443)	(1,803,407)
	6,816,654	9,164,891	15,981,545
Accumulated depletion	-	(183,238)	(183,238)
Totals	$6,816,654	$8,981,653	$15,798,307

December 31, 2010:
Acquisition costs	$-	$135,217	$135,217
Exploration Costs	-	-	-
Development costs	-	310,897	310,897
Development costs	-	(1,443)	(1,443)
	-	444,671	444,671
Accumulated depletion	-	(104,350)	(104,350)
Totals	$-	$340,321	$340,321

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

The Company routinely obtains legal services from a firm for whom one of its directors serves as a principal. Fees paid this firm totaled $16,585 and $ 25,231 for the years ended December 31, 2011 and 2010, respectively.

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

In January 2012, the Company entered into a new, three-year employment agreement with its President and two-year employment agreements with its Chief Operating Officer and its Chief Financial Officer. In addition to employment benefits commensurate with their positions, the President, Chief Operating Officer and Chief Financial Officer will receive annual compensation totaling $204,000, $204,000 and $150,000, respectively. The employment agreements contain certain buy-out provisions should the Company experience a change of control prior to the expiration of their respective terms.

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

Notes to the Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For Each of the Two Years in the Period Ended December 31, 2011

The Company recognized the following revenues and expenses associated with its oil and gas producing activities for the years ended December 31, 2011 and 2010:

	2011	2010
Oil revenues	$864,918	$207,788
Operating expenses	537,122	145,961
Net oil and gas revenues	$327,796	$61,827

Oil revenues by cost center:
United States	$402,436	$74,485
Canada	462,482	133,303
Total oil revenue	$864,918	$207,788

Oil production by cost center (barrels):
United States	5,535	1,414
Canada	5,802	2,001
Total oil production	11,337	3,415

Average oil prices by cost center (net of royalty interest):
United States	$72.71	$52.67
Canada	79.71	66.63

Oil production costs by cost center:
United States	$23,264	$7,487
Canada	513,858	138,474
Total oil production costs	$537,122	$145,961

Oil production costs per unit:
United States	$4.20	$5.29
Canada	88.57	69.22

Depletion expense by cost center:
United States	$-	$-
Canada	89,185	104,350
Total depletion expense	$89,185	$104,350

Income tax expense by cost center:
United States	$8,266	$31,486
Canada	(1,120)	(1,221)
Total income tax expense	$7,146	$30,265

Net operating results from oil and gas activities:
United States	$370,906	$35,512
Canada	(139,441)	(108,300)
Total net operating results from oil and gas activities	$231,465	$(72,788)

The following tables set forth the Company’s net interests in quantities of proved developed and undeveloped reserves of crude oil, condensate and natural gas and changes in such quantities from the prior period. Crude oil reserves estimates include condensate.

The reserve estimation process involves reservoir engineers, geoscientists, planning engineers and financial analysts. As part of this process, all reserves volumes are estimated by a forecast of production rates, operating costs and capital expenditures. . Estimated future cash flows were computed by applying an average of the monthly oil prices for the year to the Company’s share of estimated annual future production from proved oil and gas reserves, net of royalties. Production rate forecasts are derived by a number of methods, including estimates from decline curve analyses, material balance calculations that take into account the volume of substances replacing the volumes produced and associated reservoir pressure changes, or computer simulation of the reservoir performance. Operating costs and capital costs are forecast based on past experience combined with expectations of future cost for the specific reservoirs. In many cases, activity-based cost models for a reservoir are utilized to project operating costs as production rates and the number of wells for production and injection vary.

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

The Company believes that the methodologies used by the independent petroleum engineering firm in preparing the relevant estimates comply with current Securities and Exchange Commission standards for preparing such estimates. The Company has implemented internal controls regarding the development of reasonable oil and gas reserves estimates. These controls include, among other things, a thorough review of the estimated future development costs and estimated production costs associated with the reserves and a comparison of such estimated future costs to actual development and production costs incurred during the current period. In addition, the Company’s operational team compares the average prices used to estimate discounted net future cash flows from proved reserves to actual prices received during the period for reasonableness. The internal control procedures described above were performed by the Company’s operational team, which includes petroleum engineers having in excess of 71years of oil and gas exploration and production experience, collectively. Based on the performance of these internal controls, the Company’s management believes that the underlying data provided by the Company to the independent petroleum engineering firm for the purpose of preparing its estimates, is reasonable Furthermore, the estimated reserves as of December 31, 2011 and 2010, as described in the final report issued by the independent petroleum engineering firm, were reviewed by members of the Company’s operational management and determined to be reasonable based on the underlying data.

American Eagle Energy Corporation

Notes to the Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For Each of the Two Years in the Period Ended December 31, 2011

The following tables summarize the Company’s proved oil and gas reserves, annual production and other changes in the Company’s proved oil and gas reserves for the years ended December 31, 2011 and 2010:

	Oil	Gas	Total
	(Barrels)	(Mcf)	(Boe)
For the year ended December 31, 2011:

Proved reserves, beginning of year	198,825	-	198,825
Revisions	50,484	-	50,484
Discoveries	430,920	-	430,920
Purchases of reserves in place	842,346	416,900	911,829
Production	(11,337)	-	(11,337)
Proved reserves, end of year	1,511,238	416,900	1,580,721

Proved reserves by cost center:
United States	909,067	416,900	978,550
Canada	602,171	-	602,171
Total proved reserves	1,511,238	416,900	1,580,721

Proved developed reserves	274,188	59,892	284,170
Proved undeveloped reserves	1,237,050	357,008	1,296,551
Total proved reserves	1,511,238	416,900	1,580,721

Proved developed reserves by cost center:
United States	102,937	59,892	112,919
Canada	171,251	-	171,251
Total proved developed reserves	274,188	59,892	284,170

Proved undeveloped reserves, beginning of year	152,348	-	152,348
Conversion to developed reserves	(152,348)	-	(152,348)
Revisions	-	-
Discoveries	430,920	-	430,920
Purchases of reserves in place	806,130	357,008	865,631
Proved undeveloped reserves, end of year	1,237,050	357,008	1,296,551

Proved undeveloped reserves by cost center:
United States	806,130	357,008	865,631
Canada	430,920	-	430,920
Total proved undeveloped reserves	1,237,050	357,008	1,296,551

American Eagle Energy Corporation

Notes to the Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For Each of the Two Years in the Period Ended December 31, 2011

As a result of drilling the Hardy 4-16 well in September 2011, the Company converted 152,348 barrels of oil from proved undeveloped reserves to proved developed reserves. The Company incurred $1,187,598 of capitalized expenditures to drill Hardy 4-16 well.

	Oil	Gas	Total
	(Barrels)	(Mcf)	(Boe)
For the year ended December 31, 2010:

Proved reserves, beginning of year	-	-	-
Revisions	-	-	-
Discoveries	-	-	-
Purchases of reserves in place	200,826	-	200,826
Production	(2,001)	-	(2,001)
Balance, end of year	198,825	-	198,825

Proved reserves by cost center:
United States	-	-	-
Canada	198,825	-	198,825
Total proved reserves	198,825	-	198,825

Proved developed reserves	46,477	-	46,477
Proved undeveloped reserves	152,348	-	152,348
Total proved reserves	198,825	-	198,825

	Oil	Gas	Total
	(Barrels)	(Mcf)	(Boe)
Proved developed reserves by cost center:
United States	-	-	-
Canada	46,477	-	46,477
Total proved developed reserves	46,477	-	46,477

Proved undeveloped reserves, beginning of year	-	-	-
Revisions	-	-	-
Discoveries	-	-	-
Purchases of reserves in place	152,348	-	152,348
Proved undeveloped reserves, end of year	152,348	-	152,348

Proved undeveloped reserves by cost center:
United States	-	-	-
Canada	152,348	-	152,348
Total proved undeveloped reserves	152,348	-	152,348

Standardized Measure, Including Year-to-Year Changes Therein, of Discounted Future Net Cash Flows

For purposes of the following disclosures, estimates were made of quantities of proved reserves and the periods during which they are expected to be produced. Estimated future cash flows were computed by applying a 12-month average of oil prices, except in those instances where future oil or natural gas sales are covered by physical contract terms providing for higher or lower prices, to the Company’s share of estimated annual future production from proved oil and gas reserves, net of royalties. Future development and production costs were computed by applying year-end costs to be incurred in producing and further developing the proved reserves. Future income tax expenses were computed by applying, generally, year-end statutory tax rates (adjusted for permanent differences, tax credits, allowances and foreign income repatriation considerations) to the estimated net future pre-tax cash flows. The discount was computed by application of a 10 % discount factor. The calculations assumed the continuation of existing economic, operating and contractual conditions at December 31, 2011.

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

