Form 10-Q
period 2013-03-31
AMERICAN EAGLE ENERGY Corp
filed 2013-05-14
CIK 1282613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

50,068,346 shares of common stock issued and outstanding at May 10, 2013.

A Note About Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management’s current expectations.  These statements may be identified by their use of words like “plans,” “expect,” “aim,” “believe,” “projects,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and other expressions that indicate future events and trends.  All statements that address expectations or projections about the future, including statements about our business strategy, expenditures, and financial results, are forward-looking statements.  We believe that the expectations reflected in such forward-looking statements are accurate.  However, we cannot assure the reader that such expectations will occur.

Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties including, but not limited to, those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Factors that could cause future results to differ from these expectations include general economic conditions; further changes in our business direction or strategy; competitive factors; market uncertainties; and an inability to attract, develop, or retain consulting or managerial agents or independent contractors.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements.  No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.  The reader should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report.  Except as required by law, we are not obligated to release publicly any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Eagle Energy Corporation

Condensed Consolidated Financial Statements

As of March 31, 2013 and December 31, 2012 and

For the Three-Month Periods Ended March 31, 2013 and 2012

American Eagle Energy Corporation

Index to the Financial Statements

As of March 31, 2013 and December 31, 2012 and

For the Three-Month Periods Ended March 31, 2013 and 2012

Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 (Unaudited)	F-2

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three-Month Periods Ended March 31, 2013 and 2012 (Unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for the Three-Month Periods Ended March 31, 2013 and 2012 (Unaudited)	F-5

Notes to the Condensed Consolidated Financial Statements (Unaudited)	F-6

American Eagle Energy Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2013	2012
Current assets:
Cash	$18,109,721	$19,057,727
Trade receivables	13,735,288	24,750,444
Income tax receivable	190,000	190,000
Prepaid expenses	199,992	133,067
Total current assets	32,235,001	44,131,238
Equipment and leasehold improvements, net of accumulated depreciation and amortization of $249,756 and $227,067, respectively	182,093	201,329
Oil and gas properties, full-cost method – subject to amortization, net of accumulated depletion of $4,187,945 and $2,978,403, respectively	66,388,498	43,291,543
Oil and gas properties, full-cost method – not subject to amortization	2,902,103	7,349,994
Marketable securities	1,047,454	1,049,859
Other assets	1,628,126	890,149
Total assets	$104,383,275	$96,914,112

Current liabilities:
Accounts payable	$57,468,874	$54,473,721
Amounts due to working interest partners	2,506,094	4,956,817
Derivative liability	150,158	122,651
Current portion of long-term debt	6,047,620	5,931,003
Total current liabilities	66,172,746	65,484,192
Asset retirement obligation	677,033	441,609
Noncurrent portion of long-term debt	10,981,577	10,068,997
Deferred taxes	4,648,389	3,519,494
Total liabilities	82,479,745	79,514,292

Commitments and contingencies	-	-
Stockholders’ equity:
Common stock, $.001 par value, 194,444,444 shares authorized, 50,068,346 and 46,068,346 shares outstanding	50,068	46,068
Additional paid-in capital	31,328,289	27,094,941
Accumulated other comprehensive loss	(121,076)	(32,091)
Accumulated deficit	(9,353,751)	(9,709,098)
Total stockholders’ equity	21,903,530	17,399,820
Total liabilities and stockholders’ equity	$104,383,275	$96,914,112

The accompanying notes are an integral part of the consolidated financial statements.

American Eagle Energy Corporation

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	For the three-month periods
	ended March 31,
	2013	2012

Oil and gas revenues	$7,628,707	$1,225,579

Operating expenses:
Oil and gas production costs	1,648,534	406,556
General and administrative expenses	1,307,333	1,178,692
Depreciation, depletion and amortization	1,320,154	296,797
Impairment of oil and gas properties, subject to amortization	1,525,027	-
Total operating expenses	5,801,048	1,882,045

Total operating income (loss)	1,827,659	(656,466)

Other income (expense)
Interest income	3,156	3,403
Dividend income	17,240	17,281
Interest expense	(373,109)	(182)
Unrealized loss on derivatives	(27,507)	-
Total other income (expense)	(380,220)	20,502

Income (loss) before taxes	1,447,439	(635,964)

Income tax benefit (expense)	(1,092,092)	277,629

Net income (loss)	$355,347	$(358,335)

Net income (loss) per common share:
Basic	$0.01	$(0.01)
Diluted	$0.01	$(0.01)

Weighted average number of shares outstanding:
Basic	49,890,568	45,639,327
Diluted	51,558,334	45,639,327

The accompanying notes are an integral part of the consolidated financial statements.

American Eagle Energy Corporation

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	For the three-month periods
	ended March 31,
	2013	2012

Net income (loss)	$355,347	$(358,335)

Other comprehensive (loss) income:
Unrealized gains (losses) on securities, net of tax	(1,587)	125,697
Foreign currency translation adjustments	(99,958)	-

Comprehensive income (loss)	$253,802	$(232,638)

The accompanying notes are an integral part of the consolidated financial statements.

American Eagle Energy Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three-month periods
	ended March 31,
	2013	2012
Cash flows provided by operating activities:
Net income (loss)	$355,347	$(358,335)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash transactions:
Stock-based compensation	237,348	165,677
Depreciation, depletion and amortization	1,320,154	296,797
Accretion of discount on asset retirement obligation	2,631	872
Provision for deferred income tax expense (benefit)	1,091,636	(280,221)
Impairment of oil and gas properties	1,525,027	-
Unrealized loss on derivatives	27,507	-
Changes in operating assets and liabilities:
Increase in prepaid expense	(67,381)	(43,507)
(Increase) decrease in trade receivables	5,510,325	(820,144)
Decrease in receivables from related parties	-	39,876
Increase in accounts payable	481,359	5,527,116
Decrease in income taxes payable	-	(1,085,000)
Net cash provided by operating activities	10,483,953	3,443,131

Cash flows used for investing activities:
Additions to oil and gas properties	(13,923,555)	(8,558,334)
Additions to equipment and leasehold improvements	(3,453)	(98,670)
Decrease in amounts due to Carry Agreement partner	(2,450,723)	-
Net cash used for investing activities	(16,377,731)	(8,657,004)

Cash flows provided by financing activities:
Proceeds from issuance of stock	4,000,000	110,000
Proceeds from exercise of stock options	-	34,625
Proceeds from issuance of long-term debt	2,000,000	-
Repayment of long-term debt	(970,803)	-
Net cash provided by financing activities	5,029,197	144,625

Effect of exchange rate changes on cash	(83,425)	43,021

Net change in cash	(948,006)	(5,026,227)
Cash - beginning of period	19,057,727	12,151,309

Cash - end of period	$18,109,721	$7,125,082

The accompanying notes are an integral part of the consolidated financial statements.

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of March 31, 2013 and December 31, 2012 and

For the Three-Month Periods Ended March 31, 2013 and 2012

1.	Description of Business

American Eagle Energy Corporation (the “Company”) was incorporated in the state of Nevada in March 2003 under the name Golden Hope Resources. In July 2005, the Company changed its name to Eternal Energy Corp. In December 2011, the Company changed its name to American Eagle Energy Corporation.

The Company engages in the acquisition, exploration, development and producing of oil and gas properties. The Company is primarily focused on extracting proved oil reserves. As of March 31, 2013, the Company had entered into participation agreements related to oil and gas exploration projects in the Spyglass and West Spyglass Properties, located in Divide County, North Dakota, and Sheridan County, Montana and the Hardy Property, located in southeastern Saskatchewan, Canada. In addition, the Company owns working interests in mineral leases located in Richland, Roosevelt and Toole Counties in Montana.

2.	Summary of Significant Accounting Policies

Interim Financial Information

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial statements in in accordance with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation have been included. Operating results for the tree-month period ended March 31, 2013 are not necessarily indicative of results that may be expected for the year ended December 31, 2013. The condensed, consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2012. The December 31, 2012 consolidated balance sheet was derived from audited financial statements.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, AMZG, Inc., EERG Energy ULC (Canadian) and AEE Canada Inc. (Canadian). All material intercompany accounts, transactions and profits have been eliminated.

Certain reclassifications have been made to prior year balances to conform to the current year’s presentation. Such reclassifications had no effect on the Company’s net loss for the prior period.

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of March 31, 2013 and December 31, 2012 and

For the Three-Month Periods Ended March 31, 2013 and 2012

3.	Fair Value of Financial Instruments

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

The fair value of the Company’s financial instruments, measured on a recurring basis at March 31, 2013 and December 31, 2012, were as follows:

	Level 1	Level 2	Level 3	Total
March 31, 2013
Marketable securities	$1,047,454	$-	$-	$1,047,454
Derivative liability	-	(150,158)	-	(150,158)

December 31, 2012
Marketable securities	$1,049,859	$-	$-	$1,049,859
Derivative liability	-	(122,651)	-	(122,651)

4.	Marketable Securities

Available-for-sale marketable securities at March 31, 2013 and December 31, 2012 consist of the following:

		Gains in	Losses in
		Accumulated	Accumulated
	Estimated	Other	Other
	Fair	Comprehensive	Comprehensive
	Value	Income	Income
March 31, 2013
Noncurrent assets:
Common stock	$1,047,454	$23,091	$-

December 31, 2012
Noncurrent assets:
Common stock	$1,049,859	$76,796	$-

The fair value of substantially all securities is determined by quoted market prices. There were no sales of marketable securities for the three-month period ended March 31, 2013.

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of March 31, 2013 and December 31, 2012 and

For the Three-Month Periods Ended March 31, 2013 and 2012

5.	Purchases and Sales of Royalty and Property Interests

In December 2012, the Company purchased additional working interest in several key, non-operated spacing units within the Spyglass Property from its Carry Agreement partner. The purchase price totaled $8,000,000 in cash, of which $2,400,000 was paid at closing. The remaining $5,600,000, due in June 2013, has been presented as a current liability on the Company’s balance sheets as of March 31, 2013 and December 31, 2012.

In January 2013, the Company purchased additional working interest in several key, non-operated spacing units within the Spyglass Property from SM Energy Company. The purchase price totaled $3,899,500 in cash.

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

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of March 31, 2013 and December 31, 2012 and

For the Three-Month Periods Ended March 31, 2013 and 2012

Drilling of the first two carried wells commenced prior to the final closing of the Carry Agreement. As of the date of closing, the Company had incurred drilling costs associated with the first two wells to be covered under the Carry Agreement totaling $3,789,989. Upon execution of the Carry Agreement, these costs were removed from the Company’s books and an offsetting receivable was created. The receivable has since been fully collected. Pursuant to accounting rules, the assignment of a portion of the Company’s working interests in certain existing and future wells under the Carry Agreement has been treated as a conveyance of the working interests. The Company’s share of the revenues and operating costs of the carried wells for the three-month period ended March 31, 2013, as adjusted pursuant to the graduated conveyance schedule per the Carry Agreement, have been included in the Company’s results of operations for the corresponding period.

Effective July 15, 2012, the Company amended the Carry Agreement with the third-party to include an additional four oil and gas wells. As of March 31, 2013, the Company has received $35,054,471 of funding under the Carry Agreement, as amended. Proceeds received pursuant to the terms of the Carry Agreement, subsequent to the closing, are applied against the drilling and completion costs to which they relate. Additions to oil and gas properties that occurred subsequent to the closing of the Carry Agreement are presented net of proceeds received under the Carry Agreement on the consolidated statement of cash flows. Funds received pursuant to the Carry Agreement, prior to the incurrence of related drilling costs, are presented as amounts due to working interest partners on the consolidated balance sheet.

As of March 31, 2013, the gross drilling and completion costs of five of the carried wells had exceeded the 120% of AFE limit. Accordingly, the Company has recorded its working interest share in the excess drilling and completion costs which, as of March 31, 2013, totaled $2,544,906.

7.	Swap Facility

On December 28, 2012, the Company entered into a prepaid swap facility with Macquarie Bank Limited (“MBL”), pursuant to which MBL agreed to advance up to $18 million, of which $16 million was received at closing. The remaining $2 million was received in January 2013.

Funds received under the Swap Facility are accounted for as debt and will be repaid through a series of monthly payments from the sale of approximately 212,000 barrels of oil over the five-year period from January 2013 to December 2017, with a final balloon payment of $2 million, due in February 2018. The monthly volumes of oil production to be used to calculate the amounts of such tenders represent less than 25% of the Company’s current net production. The annual interest rate associated with the financing approximates 7.4%.

The following table summarizes the remaining future principal repayments under the Swap Facility as of March 31, 2013:

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of March 31, 2013 and December 31, 2012 and

For the Three-Month Periods Ended March 31, 2013 and 2012

Amount
2013 (remaining)	$4,960,200
2014	3,456,217
2015	2,179,836
2016	2,119,756
2017	2,130,432
2018	2,182,756

Total	$17,029,197

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

The Company has agreed to use the advances only for: (i) development of its Spyglass Property in North Dakota to increase production of hydrocarbons, (ii) acquisition of new oil and gas properties within the Spyglass Property, and (iii) general corporate purposes that are usual and customary in the oil and gas exploration and production business.

As a condition of closing for the Swap Facility, the Company entered into a price swap agreement relative to 59,052 barrels of future oil production, using a fixed price of $88.95 per barrel. Future payments related to these barrels will occur monthly over the term of the Swap Facility. The Company has not designated the price swap agreement as a hedge. Accordingly, management has elected not to apply hedge accounting to this derivative but will, instead, recognize unrealized gains (losses) associated with the derivative in its statement of operations in the period for which such unrealized gains (losses) occur.

The price swap agreement had a fair market value of $150,158 and $122,651 as of March 31, 2013 and December 31, 2012, respectively. Accordingly, the Company has presented a short-term derivative liability on its balance sheets as of March 31, 2013 and December 31, 2012 and recognized an unrealized loss associated with the price swap agreement of ($27,507) for the three-month period ended March 31, 2013.

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of March 31, 2013 and December 31, 2012 and

For the Three-Month Periods Ended March 31, 2013 and 2012

The Company paid investment banking fees of $540,000, consulting fees of $50,000, and legal fees of $10,000 in connection with the negotiation and closing of the Swap Facility. In addition, the Company issued 225,564 shares of its common stock, valued at $180,000 as of the date that the Swap Facility was executed, to the investment banking firm that facilitated the transaction. The Company has capitalized these items as deferred financing costs, and is amortizing these costs over the life of the Swap Facility. The Company recognized $45,231 of amortization expense related to the deferred financing costs for the three-month period ended March 31, 2013.

8.	Asset Retirement Obligations

The Company has recorded estimated asset retirement obligations for the future plugging and abandonment of operated and non-operated wells within its Spyglass and Hardy Properties. As of March 31, 2013 and December 31, 2012, the consolidated discounted value of the Company’s asset retirement obligations was $677,033 and $441,609, respectively. The projected plugging dates for wells in which the Company owns a working interest ranges from December 31, 2015 to June 30, 2035.

9.	Equity Transactions

Private Placement

In January 2013, the Company sold 4,000,000 shares of its common stock in a private placement at a price of $1.00 per share. Proceeds from the sale totaled $4,000,000.

Stock Options

In January 2013, the Company granted 40,000 options to purchase shares of its common stock to an employee. The options have an exercise price of $0.69 per share. The stock options were valued using the Black-Scholes Option Pricing Model and had an aggregate fair market value of $19,448 at the time of grant.

In February 2013, the Company granted 125,000 options to purchase shares of its common stock to an employee. The options have an exercise price of $1.46 per share. The stock options were valued using the Black-Scholes Option Pricing Model and had an aggregate fair market value of $126,213 at the time of grant.

The Company recognized stock-based compensation expense of $237,348 and $165,677 for the three-month periods ended March 31, 2013 and 2012, respectively.

The assumptions used in the Black-Scholes Option Pricing Model for the stock options granted during the three-month period ended March 31, 2013 were as follows:

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of March 31, 2013 and December 31, 2012 and

For the Three-Month Periods Ended March 31, 2013 and 2012

2013
Risk-free interest rate	0.23 to 0.27%
Expected volatility of common stock	69%
Dividend yield	$0.00
Expected life of options	5 years
Weighted average fair market value of options granted	$1.27

A summary of stock option activity for the three-month period ended March 31, 2013 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contract
	Options	Price ($)	Term

Outstanding at December 31, 2012	5,134,600	$0.78	3.6 years

Options granted	165,000	1.27	4.9 years
Options exercised	-	-	-
Options expired	-	-	-
Options forfeited	-	-	-

Outstanding at March 31, 2013	5,299,600	$0.80	3.4 years

Exercisable at March 31, 2013	2,987,100	$0.72	2.7 years

The options outstanding as of March 31, 2013 and December 31, 2012 have an intrinsic value of $1.37 and $0.12 per share and an aggregate intrinsic value of $7,260,452 and $616,152, respectively.

Shares Reserved for Future Issuance

As of March 31, 2013 and December 31, 2012, the Company had reserved 5,299,600 and 5,134,600 shares, respectively, for future issuance upon exercise of outstanding options.

10.	Earnings Per Share

The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three-month periods ended March 31, 2013 and 2012:

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of March 31, 2013 and December 31, 2012 and

For the Three-Month Periods Ended March 31, 2013 and 2012

	2013	2012
Net income (loss)	$355,347	$(358,335)

Weighted average number of common shares outstanding	49,890,568	45,639,327
Incremental shares from the assumed exercise of dilutive stock options	1,667,766	-
Diluted common shares outstanding	51,558,334	45,639,327

Earnings (loss) per share - basic	$0.01	$(0.01)
Earnings (loss) per share - diluted	$0.01	$(0.01)

Because the Company recognized a net loss for the three-month period ended March 31, 2012, the calculation of diluted loss per share is the same as the calculation of basic loss per share, as the effect of including any incremental shares from the assumed exercise of dilutive stock options would be anti-dilutive. The number of anti-dilutive shares that have been excluded from the calculation of diluted loss per share for the three-month period ended March 31, 2012 was 544,983.

11.	Related Party Transactions

The Company’s Chairman and its Chief Operating Officer each own overriding royalty interests in certain of the Company’s operated wells. Revenues paid to these individuals totaled $202,115 and $0 for the three-month periods ended March 31, 2013 and 2012, respectively.

The Company is party to a consulting agreement with Synergy Energy Resources LLC (“Synergy”), pursuant to which Synergy provides monthly geological consulting services to the Company. One of the Company’s current directors and one current officer own material ownership interests in Synergy. The Company paid consulting fees to Synergy totaling $42,000 for each of the three-month periods ended March 31, 2013 and 2012.

12.	Liquidity

The Company finances its oil and gas exploration and development activities and corporate operations through a combination of internally generated funds, external debt financing and sales of its common stock. As of March 31, 2013, the Company had a working capital deficit of ($33,937,745). The Company is currently developing a plan to reduce its working capital deficit, which may include potential equity sales or additional long-term borrowings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING PRESENTATION OF OUR MANAGEMENT'S DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT.

A Note About Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current management's expectations. These statements may be identified by their use of words like “plans,” “expect,” “aim,” “believe,” “projects,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could,” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about our business strategy, expenditures, and financial results are forward-looking statements. We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure the reader that such expectations will occur.

Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties, including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions, further changes in our business direction or strategy, competitive factors, oil and gas exploration uncertainties, and an inability to attract, develop, or retain technical, consulting, or managerial agents or independent contractors. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements. The reader should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report, except as required by law; we are not obligated to release publicly any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report or to reflect the occurrence of unanticipated events.

Industry Outlook

The petroleum industry is highly competitive and subject to significant volatility due to numerous market forces. Crude oil and natural gas prices are affected by market fundamentals such as weather, inventory levels, competing fuel prices, overall demand, and the availability of supply.

Oil prices cannot be predicted with any certainty and have significantly affected profitability and returns for upstream producers. Historically, crude oil prices have averaged approximately $86 per barrel over the past five years, per the New York Mercantile Exchange (“NYMEX”). However, during that time, NYMEX oil prices have experienced wide fluctuations in prices, ranging from $37 per barrel to $145 per barrel, with the median price of $86 per barrel. NYMEX oil prices averaged approximately $94 and $103 for the three-month periods ended March 31, 2013 and 2012.

While local supply/demand fundamentals are a decisive factor affecting domestic natural gas prices over the long term, day-to-day prices may be more volatile in the futures markets, such as on the NYMEX and other exchanges, making it difficult to forecast prices with any degree of confidence.

Company Overview

The address of our principal executive office is 2549 W. Main Street, Suite 202, Littleton, Colorado, 80120. Our telephone number is 303-798-5235. Our current operations consist of 17 full-time employees.

Our common stock is quoted on the OTC Bulletin Board and the OTC Markets Group Inc.’s OTCQX tier under the symbol “AMZG.”

Our Company was incorporated in the State of Nevada under the name “Golden Hope Resources Corp.” on July 25, 2003 and is engaged in the acquisition, exploration, and development of natural resource properties of merit. On November 7, 2005, we filed documents with the Nevada Secretary of State to change our name to “Eternal Energy Corp.” by way of a merger with our wholly-owned subsidiary, Eternal Energy Corp., which was formed solely to facilitate the name change. In December 2011, we again filed documents with the Nevada Secretary of state to change our name to “American Eagle Energy Corporation”, in conjunction with our acquisition of, and merger with, American Eagle Energy Inc.

Since our inception, we have entered into participation agreements related to oil and gas exploration projects throughout the continental United States, including Colorado, Montana, Nevada, North Dakota, Texas, and Utah, as well as in the province of Saskatchewan, Canada, and areas located in the North Sea.

As of March 31, 2013, we are principally engaged in exploration activities within our Spyglass Property, located in Divide County, North Dakota, where we target the extraction of oil and natural gas reserves from the Bakken and Three-Forks formations. We also hold an interest in a small number of wells located in southeastern Saskatchewan, Canada, though our focus on these wells will continue to diminish as we aggressively pursue the development of our Spyglass Property.

In addition to our existing wells, we own undeveloped acreage interests in the Glacier Prospect, located in Toole County, Montana, and the Sidney North Prospect, located in Richland County, Montana

Oil & Gas Wells

As stated above, we are primarily focused on drilling and completing wells located within our Spyglass Property, located in western North Dakota. As of March 31, 2013, we have successfully drilled and completed 13 Spyglass wells, in which we own significant working interests, and for which we serve as the Operator. An additional 6 operated wells have been drilled and are awaiting completion as of March 31, 2013. All 6 of these wells are expected to be completed and put on production during the second quarter of 2013. Our working interest in our Spyglass operated wells ranges from 17.81% to 50.00%.

In addition, we have elected to participate as a non-operating working interest partner in the drilling of 60 wells within the Spyglass Property and areas within Divide County, North Dakota. As of March 31, 2013, 46 of these wells are producing. The remaining 14 wells are scheduled for completion during the second quarter of 2013. Our working interest ownership in these non-operated wells ranges from 0.03% to 28.22%.

We also operate three wells and participate as a non-operating working interest partner in a fourth well located in southeastern Saskatchewan (the “Hardy Property”). Our working interests in these four wells ranges from 50.00% to 85.00%. Though profitable from a cashflow perspective, the financial results stemming from the operation of our Canadian wells are significantly less favorable than those of our US wells. Accordingly, we will continue to evaluate the performance of our Hardy wells going forward. Should circumstances dictate, we may elect to shut in our Hardy wells and/or seek to sell our interest in such wells in the future. No such determination has been made as of the date of this filing.

Results of Operations for the Three-Month Period Ended March 31, 2013 vs. 2012

Our Spyglass Property represents the majority of our US holdings and is the primary focus of our ongoing and future operations. As discussed previously, we also participate in a small number of wells located within our Hardy Property, in southeastern Saskatchewan, Canada. The following is a summary of our well count as of March 31, 2013:

	US	Canada	Total
Operated wells – producing	13	3	16
Operated wells – waiting to be completed	6	-	6
Non-operated wells – producing	46	1	47
Non-operated wells – waiting to be completed	14	-	14
Totals	79	4	83

Overall, our revenues associated with the sale of oil and gas totaled $7,628,707 for the three-month period ended March 31, 2013, compared to $1,225,579 for the three-month period ended March 31, 2012, an increase of 522%. Our US wells accounted for 95.2% ($7,266,265) of our 2013 sales through March 31.

Due to lower than anticipate production volumes from our Hardy wells and declining oil prices during the period, we were required to write-down the value of the Canadian oil and gas properties at year-end, and again at March 31, 2013, pursuant to full-cost accounting rules. In doing so, we recognized an impairment expense of $1,525,027 related to our Hardy Property for the three-month period ended March 31, 2013. The impairment expense represents a non-cash charge against our earnings.

Our results from operations for the three-month period ended March 31, 2013 showed a net income $355,347, compared to a net loss of ($358,335) for the three-month period ended March 31, 2012. Our basic and diluted income per share for the three-month period ended March 31, 2013 were $0.01, compared to basic and diluted loss per share of ($0.01) for the three-month period ended March 31, 2012.

Excluding the impairment expense recognized on the Hardy Property, our operating income for the three-month period ended March 31, 2013 would have been $3,352,686, compared to an operating loss of ($656,466) for the three-month period ended March 31, 2012. Furthermore, our net oil and gas revenues (calculated as oil and gas revenues less oil and gas production costs) was $5,980,173 for the three-month period ended March 31, 2013, compared to $819,023 for the three-month period ended March 31, 2012.

Our Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for the three-month period ended March 31, 2013 was $4,665,729, compared to ($338,985) for the three-month period ended March 31, 2013.

A discussion of the key components of our statements of operations and material fluctuations for the three-month periods ended March 31, 2013 and 2012 is provided below.

Consolidated:

The following table summarizes our consolidated oil and gas revenues and lease operating expenses for the three-month periods ended March 31, 2013 and 2012:

	2013	2012
Oil sales	$7,627,643	$1,225,579
Gas sales	1,064	-
Total oil and gas revenues	$7,628,707	$1,225,579

Lease operating expenses (“LOE”)	$870,955	$285,337

Oil sales volumes (barrels)	87,440	13,371
Gas sales volumes (mcf)	187	-
Total sales volumes (BOE)	87,472	13,371

Average oil sales price per barrel	$87.23	$91.66
Average gas sales price per mcf	$5.69	$-

Average LOE per BOE	$9.96	$21.34

The decrease in the average LOE per BOE from 2013 to 2012 is primarily due to the increase in the number of US wells, which operate at significantly lower expense levels than our Canadian wells largely due to lower water levels.

US Operations:

We currently operate 14 producing US wells, all of which are located within our Spyglass Property. The following table summarizes the oil and gas revenues and lease operating expenses for our US operated wells for the three-month periods ended March 31, 2013 and 2012:

	2013	2012
US operated wells:
Oil sales	$3,852,632	$-
Gas sales	-	-
Total oil and gas revenues	$3,852,632	$-

Lease operating expenses	$318,849	$-

Oil sales volumes (barrels)	43,310	-
Gas sales volumes (mcf)	-	-
Total sales volumes (BOE)	43,310	-

Average oil sales price per barrel	$88.95	$-
Average gas sales price per mcf	$-	$-

Average LOE per BOE	$7.36	$-

During the three-month period ended March 31, 2013, we recognized revenues and lease operating expenses associated with 46 producing, non-operated wells located within the United States. The following table summarizes the oil and gas revenues and lease operating expenses for our US non-operated wells for the three-month periods ended March 31, 2013 and 2012:

	2013	2012
US non-operated wells:
Oil sales	$3,412,568	$601,712
Gas sales	1,064	-
Total oil and gas revenues	$3,413,632	$601,712

Lease operating expenses	$162,045	$34,825

Oil sales volumes (barrels)	39,198	6,293
Gas sales volumes (mcf)	187	-
Total sales volumes (BOE)	39,229	6,293

Average oil sales price per barrel	$87.06	$95.62
Average gas sales price per mcf	$5.70	$-

Average LOE per BOE	$4.16	$5.53

We began depleting our US wells during the second quarter of 2012. We recognized depletion expense totaling $1,071,373 ($12.98 per BOE) and $0 related to our US wells for the three-month periods ended March 31, 2013 and 2012, respectively.

Canadian Operations:

As of March 31, 2013, we operate three producing wells and own a working interest in a fourth producing well, all located within our Hardy Property. The following table summarizes the oil and gas revenues and lease operating expenses for our Canadian wells for the three-month periods ended March 31, 2013 and 2012:

	2013	2012

Oil sales	$362,443	$623,867
Gas sales	-	-
Total oil and gas revenues	$362,443	$623,867

Lease operating expenses	$390,061	$250,512

Oil sales volumes (barrels)	4,932	7,078
Gas sales volumes (mcf)	-	-
Total sales volumes (BOE)	4,932	7,078

Average oil sales price per barrel	$73.49	$88.14
Average gas sales price per mcf	$-	$-

Average LOE per BOE	$79.09	$35.39

During the second quarter of 2012, we constructed a flowline to connect the Hardy 7-9 and Hardy 4-16 wells, which reduced our trucking expenses considerably for the three-month period ended March 31, 2013. However, this cost savings was offset by an increase in our estimated future plugging and abandonment costs as a result of accelerating our asset retirement liabilities related to certain of our Hardy wells. Our Canadian wells continue to incur higher lease operating expenses than our US wells, primarily due to higher water content in the fluids produced by the wells and related trucking and disposal costs.

We recognized depletion expense totaling $185,679 ($37.65 per BOE) and $190,218 ($26.87 per BOE) related to our Canadian wells for the three-month periods ended March 31, 2013 and 2012, respectively. The increase is primarily due to the significant decline in our Canadian proved oil and gas reserves from December 31, 2011 to December 31, 2012, which resulted in a significant increase in the amortizable cost per BOE. The decline in our Canadian reserves from 2011 to 2012 is primarily due to lower than anticipated production from certain wells, which resulted in fewer proved, undeveloped reserves being recognized.

Despite generating positive cash flows, our Canadian wells continue to underperform compared to our US wells. Our intention is to aggressively expand our US operations through continued drilling within the Spyglass Property, as well as to conduct exploratory drilling in a number of our undeveloped prospects. Should circumstances dictate, we may elect to shut-in our Hardy wells at some point in the future and/or seek to sell our interest in such wells. No such determination has been made as of the date of this filing.

Our general and administrative expenses totaled $1,307,333 for the three-month period ended March 31, 2013, compared to $1,178,692 for the three-month period ended March 31, 2012. A summary of our general and administrative expenses for the two periods is provided below:

	2013	2012
Payroll costs (1)	$564,950	$317,591
Professional fees (2)	277,611	315,978
Stock-based compensation (3)	237,348	165,677
Insurance	135,556	108,304
Rent, utilities and office expenses (4)	55,689	35,243
Foreign currency transaction losses	44,765	45,020
Land management fees	43,664	46,397
Computer expenses	34,418	51,838
Travel and entertainment expenses	19,750	42,335
Other corporate office expenses	20,630	50,309
Operator overhead recovery (5)	(127,048)	-
	$1,307,333	$1,178,692

(1)	As of March 31, 2013, our payroll included 17 full-time employees, compared to 9 employees as of March 31, 2012.

(2)	Our accounting and tax preparation fees continue to increase as our business expands and increases in complexity. In addition to our recurring geological consulting costs, we incurred one-time consulting fees related to our corporate rebranding program and recognized recruiting expenses associated with the hiring of several of our employees during the three-month period ended March 31, 2012. We incurred no such costs during the three-month period ended March 31, 2013.

(3)	The fair market value of stock options granted by us is recognized (amortized) over the vesting life of the options, which is generally two years. We recognized compensation expense related to 2,900,000 outstanding options during the three-month period ended March 31, 2013, compared to 1,365,000 options during the three-month period ended March 31, 2012. Since March 31, 2012, we have granted a total of 1,535,000 stock options to our directors, employees and key consultants.

(4)	In July 2012, we amended our existing lease to include an additional 2,087 sq. ft. of office space, in order to make room for our additional headcount.

(5)	In November 2012, we began allocating a portion of our general overhead costs to the various wells for which we serve as Operator, pursuant to our various operating agreements.

We receive monthly dividends related to our equity investment in shares of Crescent Point Energy Corp.’s common stock. Dividend income totaled $17,240 and $17,281 for the three-month periods ended March 31, 2013 and 2012, respectively.

We recognized $373,109 of interest expense related to a prepaid swap facility for the three-month period ended March 31, 2013. The specific terms of the prepaid swap facility are discussed in the “Liquidity and Capital Resources” section below.

We recognized estimated income tax expense of ($1,092,092) for the three-month period ended March 31, 2013, compared to an estimated income tax benefit of $277,629 for the first quarter of 2012. Our US operations generated pre-tax income of $3,142,195 for the three-month period ended March 31, 2013, on which we recognized estimated US income tax expense of $1,092,092. Our Canadian operations generated a pre-tax loss of ($1,694,756) for the three-month period ended March 31, 2013. We did not recognize any foreign income tax benefit or deferred tax assets related to these losses. However, we did recognize foreign income tax expense of $2,593 during 2013 related to our dividend income.

Liquidity and Capital Resources

As of March 31, 2013, our assets totaled $104,383,275, which included, among other items, cash balances of $18,109,721, trade receivables totaling $13,735,288 and marketable securities valued at $1,047,454.

On December 28, 2012, we entered in a Swap Facility with MBL, pursuant to which MBL agreed to advance up to $18 million. As of December 31, 2012, we had received $16 million under the agreement. The remaining $2 million was received in January 2013. The proceeds from the Swap Facility are recorded as a long-term liability and are earmarked to fund the acquisition and development of oil and gas properties within our Spyglass Property, as well as various corporate activities. Funds received under the Swap Facility will be repaid through a series of monthly payments from the sale of approximately 212,000 barrels of oil over the five-year period from January 2013 to December 2017, with a final balloon payment of $2 million, due in February 2018. The monthly volumes of oil production to be used to calculate the amounts of such tenders represent less than 25% of our current net production. The cost of the Swap Facility is based upon an equivalent variable annual interest rate of LIBOR plus 650 basis points, which was approximately 7.4% as of December 31, 2012.

As of March 31, 2013, we had a working capital deficit of ($33,937,745), exclusive of our marketable securities, which, due to our intent to hold them for the foreseeable future, are presented as non-current assets on our March 31, 2013 balance sheet. Included in our working capital deficit is the current portion of the Swap Facility ($6,047,620), and funds payable to our Carry Agreement partner in connection with our purchase of additional working interests in certain non-operated wells, totaling $5,600,000. In addition, the working capital deficit includes liabilities payable to a working interest partner ($2,506,094) relating to funds advanced to us for the Karen 3-2 well, for which drilling had not yet commenced as of March 31, 2013.

Our working capital deficit grew during the first quarter of 2013 as a result of our efforts to complete four additional operated wells during that time. Our senior management team is currently developing a plan to reduce our working capital deficit in the near future, which includes the evaluation of potential equity and long-term financing opportunities.

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

In April 2012, we entered into a Carry Agreement with a third-party working interest partner, pursuant to which (i) that partner agreed to fund 100% of our working interest share of the drilling and completion costs of up to six new oil and gas wells within our Spyglass Property, up to 120% of the anticipated cost of the wells and (ii) we will convey, for a limited duration, a portion of our interest in the pre-payout revenues of each carried well to that partner, as well as a portion of our working interest in the operating costs of the carried wells. If payout has not occurred within two years of the commencement date for such well, then the temporary assignment is to increase to 100% for years three through payout. Once payout has occurred (112% of the costs on a well-by-well basis), our respective revenue and working interests in each carried well will revert to our original interests in each such well. In July 2012, we amended the existing Carry Agreement to include an additional four wells. As of March 31, 2013, all ten of the carried wells had been drilled, completed and placed on production. None of the ten carried wells had achieved payout as of March 31, 2013. The Company has received aggregated funding under the amended Carry Agreement totaling $35,054,471 as of March 31, 2013.

Litigation

As of March 31, 2013, we are not subject to any known, pending or threatened litigation.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Principal Accounting Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that the Company’s internal controls over financial reporting were not effective as of March 31, 2013 because the Company does not maintain appropriate segregation of duties. This is largely inherent to the size of the Company and the limited number of individuals that it employs. As a result, certain calculations underlying journal entries are not subject to review by someone, other than the preparer, who possesses the necessary knowledge and/or background to perform an effective review of such calculations.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS.

Exhibit	Description of Exhibit
2.1	Agreement and Plan of Merger among Eternal Energy Corp., Eternal Sub Corp. and American Eagle Energy Inc., dated April 8, 2011. (Incorporated by reference to Exhibit 2.1 of our Registration Statement on Form S-4 filed May 4, 2011.)
2.1(a)	First Amendment to Agreement and Plan of Merger among Eternal Energy Corp., Eternal Sub Corp. and American Eagle Energy Inc., dated September 28, 2011. (Incorporated by reference to Exhibit 2.1(a) of our Current Report on Form 8-K filed September 28, 2011.)
3(i).1	Articles of Incorporation filed with the Nevada Secretary of State on July 25, 2003. (Incorporated by reference to Exhibit 3.1 of our Form 10-SB filed August 18, 2004.)
3(i).2	Certificate of Change filed with the Nevada Secretary of State effective November 7, 2005. (Incorporated by reference to Exhibit 3(i).2 of our Current Report on Form 8-K filed November 9, 2005.)
3(i).3	Articles of Merger filed with the Nevada Secretary of State effective November 7, 2005. (Incorporated by reference to Exhibit 3(i).3 of our Current Report on Form 8-K filed November 9, 2005.)
3(i).4	Articles of Merger filed with the Nevada Secretary of State effective November 30, 2011. (Incorporated by reference to Exhibit 3(i).4 of our Current Report on Form 8-K filed December 20, 2011.)
3(i).5	Articles of Merger filed with the Nevada Secretary of State effective November 30, 2011. (Incorporated by reference to Exhibit 3(i).5 of our Current Report on Form 8-K filed December 20, 2011.)
3(i).6	Certificate of Change filed with the Nevada Secretary of State effective November 30, 2011. (Incorporated by reference to Exhibit 3(i).6 of our Current Report on Form 8-K filed December 20, 2011.)
3(ii).1	Bylaws, adopted July 18, 2003. (Incorporated by reference to Exhibit 3.2 of our Form 10-SB filed August 18, 2004.)
3(ii).2	Amendment No. 1 to Bylaws, adopted November 4, 2005. (Incorporated by reference to Exhibit 3(ii) of our Current Report on Form 8-K filed November 9, 2005.)
3(ii).3	Amendment No. 2 to Bylaws, adopted February 22, 2011. (Incorporated by reference to Exhibit 3(ii).3 of our Current Report on Form 8-K filed February 23, 2011.)
4.1	American Eagle Energy Corporation 2012 Equity Incentive Plan. (Incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.2	Non-qualified Stock Option Agreement, dated as of October 30, 2009, by and between the Registrant and Bradley M. Colby. (Incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.3	Non-qualified Stock Option Agreement, dated as of October 30, 2009, by and between the Registrant and John Anderson. (Incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.4	Non-qualified Stock Option Agreement, dated as of October 30, 2009, by and between the Registrant and Paul E. Rumler. (Incorporated by reference to Exhibit 4.4 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.5	Non-qualified Stock Option Agreement, dated as of December 30, 2010, by and between the Registrant and Bradley M. Colby. (Incorporated by reference to Exhibit 4.5 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.6	Non-qualified Stock Option Agreement, dated as of December 30, 2010, by and between the Registrant and Thomas G. Lantz. (Incorporated by reference to Exhibit 4.6 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.7	Reserved for future use.
4.8	Non-qualified Stock Option Agreement, dated as of December 30, 2010, by and between the Registrant and Richard Findley. (Incorporated by reference to Exhibit 4.8 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.9	Non-qualified Stock Option Agreement, dated as of December 28, 2011, by and between the Registrant and Paul E. Rumler. (Incorporated by reference to Exhibit 4.9 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.10	Non-qualified Stock Option Agreement, dated as of December 28, 2011, by and between the Registrant and John Anderson. (Incorporated by reference to Exhibit 4.10 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.11	Reserved for future use.
4.12	Non-qualified Stock Option Agreement, dated as of December 28, 2011, by and between the Registrant and Kirk Stingley. (Incorporated by reference to Exhibit 4.12 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.13	Reserved for future use.
4.14	Reserved for future use.
4.15	Reserved for future use.
4.16	Reserved for future use.

4.17	Reserved for future use.
4.18	Reserved for future use.
4.19	Non-qualified Stock Option Agreement, dated as of February 21, 2012, by and between the Registrant and Andrew P. Calerich. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 21, 2012.)
4.20	Reserved for future use.
10.1	Agreement and Plan of Merger between Golden Hope Resources Corp. (renamed Eternal Energy Corp.) and Eternal Energy Corp., filed with the Nevada Secretary of State effective November 7, 2005. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed November 9, 2005.)
10.2	Reserved for future use.
10.3	Purchase and Sale Agreement between Eternal Energy Corp. and American Eagle Energy Inc. dated June 18, 2010. (Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q filed August 16, 2010.)
10.4*	Restricted Common Stock Purchase Agreement by and between American Eagle Energy Corporation and Power Energy Holdings, LLC, dated January 4, 2013.
10.5	Reserved for future use.
10.6	Reserved for future use.
10.7	Reserved for future use.
10.8	Reserved for future use.
10.9	Reserved for future use.
10.10	Reserved for future use.
10.11	Amended and Restated Employment Agreement by and between the Registrant and Bradley M. Colby effective July 1, 2011. (Incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-K filed April 16, 2012.)
10.12	Employment Agreement by and between the Registrant and Thomas G. Lantz, effective November 30, 2011. (Incorporated by reference to Exhibit 10.12 of our Annual Report on Form 10-K filed April 16, 2012.)
10.13	Employment Agreement by and between the Registrant and Kirk Stingley, effective January 1, 2012. (Incorporated by reference to Exhibit 10.13 of our Annual Report on Form 10-K filed April 16, 2012.)
10.14	Consulting Agreement by and between the Registrant and Richard Findley, effective November 30, 2011. (Incorporated by reference to Exhibit 10.41 of our Annual Report on Form 10-K filed April 16, 2012.)
10.15	Reserved for future use.
10.16	Reserved for future use.
10.17	Letter Agreement dated October 15, 2006, by and among Eternal Energy Corp., Fairway Exploration, LLC, Prospector Oil, Inc., and 0770890 B.C. Ltd. (Incorporated by reference to Exhibit 10.17 of our Annual Report on Form 10-KSB filed April 16, 2007.)
10.18	Letter Agreement dated October 26, 2006, by and among Eternal Energy Corp., Fairway Exploration, LLC, Prospector Oil, Inc., 0770890 B.C. Ltd., and Rover Resources Inc. (Incorporated by reference to Exhibit 10.18 of our Annual Report on Form 10-KSB filed April 16, 2007.)
10.19	Reserved for future use.
10.20	Reserved for future use.
10.21	Reserved for future use.
10.22	Reserved for future use.
10.23	Reserved for future use.
10.24	Reserved for future use.
10.25	Reserved for future use.
10.26	Reserved for future use.
10.27	Lease Agreement dated January 1, 2009 by and between Eternal Energy Corp. and Oakley Ventures, LLC. (Incorporated by reference to Exhibit 10.27 of our Annual Report on Form 10-K filed March 23, 2010.)
10.27a	Lease Addendum, dated October 1, 2011 by and between Eternal Energy Corp. and Oakley Ventures, LLC, and Exhibit A thereto. (Incorporated by Reference to Exhibit 10.27a of our Annual Report on Form 10-K filed March 23, 2010.)
10.27b	Lease Addendum, dated July 1, 2012 by and between American Eagle Energy and Oakley Ventures, LLC, and Exhibit A thereto (Incorporated by reference to Exhibit 10.27b of our Quarterly Report on Form 10-Q filed on August 20, 2012.)
10.28	Purchase and Sale Agreement by and between Eternal Energy Corp. and Ryland Oil Corporation dated March 26, 2010. (Incorporated by reference to Exhibit 10.28 of our Current Report on Form 8-K filed March 29, 2010.)
10.29	Purchase of Royalty Agreement by and between Eternal Energy Corp. and Ryland Oil Corporation dated March 26, 2010. (Incorporated by reference to Exhibit 10.29 of our Current Report on Form 8-K filed March 29, 2010.)
10.29a	Amending Agreement to the Ryland / Eternal Royalty Purchase Agreement by and between Eternal Energy Corp. and Ryland Oil Corporation dated April 20, 2010. (Incorporated by reference to Exhibit 10.29a of our Current Report on Form 8-K filed March 29, 2010.)
10.30	Reserved for future use.
10.31	Reserved for future use.
10.32	Reserved for future use.
10.33	Reserved for future use.

10.34	Reserved for future use.
10.35	Reserved for future use.
10.36	Letter of Intent between Eternal Energy Corp. and American Eagle Energy Inc. dated February 22, 2011. (Incorporated by reference to Exhibit 10.36 of our Annual Report on Form 10-K filed March 23, 2011.)
10.37	Engagement Letter for Professional Services between Eternal Energy Corp. and C.K. Cooper & Company, dated February 25, 2011. (Incorporated by reference to Exhibit 10.37 of our Annual Report on Form 10-K filed March 23, 2011.)
10.38	Participation and Operating Agreement among Eerg Energy Ulc, AEE Canada Inc., and Passport Energy Inc., dated April 15, 2011. (Incorporated by reference to Exhibit 10.38 of our Registration Statement on Form S-4 filed May 4, 2011.)
10.38a	Amending Agreement to the Participation and Operating Agreement among Eerg Energy Ulc, Aee Canada Inc., and Passport Energy Inc., dated February 1, 2012. (Incorporated by reference to Exhibit 10.38a of our Annual Report on Form 10-K filed April 16, 2012.)
10.39^	Purchase and Sale Agreement among Eternal Energy Corp., American Eagle Energy Inc. and NextEra Energy Gas Producing, LLC, dated May 17, 2011. (Incorporated by reference to Exhibit 10.39 of our Amended Quarterly Report on Form 10-Q/A filed October 11, 2011.)
10.40^	Purchase and Sale Agreement among Eternal Energy Corp., American Eagle Energy Inc. and NextEra Energy Gas Producing, LLC, dated May 17, 2011. (Incorporated by reference to Exhibit 10.40 of our Amended Quarterly Report on Form 10-Q/A filed October 11, 2011.)
10.40a	First Amendment to Purchase and Sale Agreement among Eternal Energy Corp., American Eagle Energy Inc. and NextEra Energy Gas Producing, LLC, dated June 14, 2011. (Incorporated by reference to Exhibit 10.40a of our Quarterly Report on Form 10-Q filed August 18, 2011.)
10.40b	Second Amendment to Purchase and Sale Agreement among Eternal Energy Corp., American Eagle Energy Inc. and NextEra Energy Gas Producing, LLC, dated July 25, 2011. (Incorporated by reference to Exhibit 10.40b of our Quarterly Report on Form 10-Q filed August 18, 2011.)
10.41^	Purchase and Sale Agreement among Eternal Energy Corp., American Eagle Energy Inc. and NextEra Energy Gas Producing, LLC, dated November 15, 2011. (Incorporated by reference to Exhibit 10.41 of our Annual Report on Form 10-K filed April 16, 2012.)
10.42^	Carry Agreement by and among American Eagle Energy Corporation, American Eagle Energy Inc., and NextEra Energy Gas Producing, LLC, dated as of April 16, 2012, and Exhibit C thereto. (Incorporated by reference to Exhibit 10.42 of our Quarterly Report on Form 10-Q filed on August 20, 2012.)
10.43	First Amendment to Carry Agreement by and among American Eagle Energy Corporation, American Eagle Energy Inc., and NextEra Energy Gas Producing, LLC, dated as of July 15, 2012. (Incorporated by reference to Exhibit 10.43 of our Quarterly Report on Form 10-Q filed on August 20, 2012.)
10.44	ISDA Master Agreement by and among American Eagle Energy Corporation, AMZG, Inc. and Macquarie Bank Limited, dated December 27, 2012. (Incorporated by reference to Exhibit 10.44 of our Annual Report on Form 10-K filed on April 16, 2013.)
10.44a	Schedule to the 2002 ISDA Master Agreement by and among American Eagle Energy Corporation, AMZG, Inc., and Macquarie Bank Limited, dated December 27, 2012. (Incorporated by reference to Exhibit 10.44a of our Annual Report on Form 10-K filed on April 16, 2013.)
10.45	Commodity Swap Transaction Confirmation by and among American Eagle Energy Corporation, AMZG, Inc., and Macquarie Bank Limited, dated December 27, 2013. (Incorporated by reference to Exhibit 10.45 of our Annual Report on Form 10-K filed on April 16, 2013.)
10.46	Security Agreement by and among American Eagle Energy Corporation, AMZG, Inc., and Macquarie Bank Limited, dated December 27, 2012. (Incorporated by reference to Exhibit 10.46 of our Annual Report on Form 10-K filed on April 16, 2013.)
10.47	Mortgage, Security Agreement, Fixture Filing, Financing Statement and Assignment of Production and Revenue by and among American Eagle Energy Corporation, AMZG, Inc., and Macquarie Bank Limited, dated December 27, 2012. (Incorporated by reference to Exhibit 10.47 of our Annual Report on Form 10-K filed on April 16, 2013.)
10.48	Purchase and Sale Agreement by and between USG Properties Bakken I, LLC and American Eagle Energy Corporation, dated December 20, 2012. (Incorporated by reference to Exhibit 10.48 of our Annual Report on Form 10-K filed on April 16, 2013.)
10.49	Purchase and Sale Agreement between SM Energy Company and American Eagle Energy Corporation, dated November 20, 2012. (Incorporated by reference to Exhibit 10.49 of our Annual Report on Form 10-K filed on April 16, 2013.)
21.1	List of Subsidiaries. (Incorporated by reference to Exhibit 21.1 of our Annual Report on Form 10-K filed April 16, 2013.)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

^ Portions omitted pursuant to a request for confidential treatment.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EAGLE ENERGY CORPORATION

(Registrant)

May 14, 2013	/s/ Bradley M. Colby
Bradley M. Colby
President and Chief Executive Officer

