Form 10-Q
period 2013-06-30
AMERICAN EAGLE ENERGY Corp
filed 2013-08-19
CIK 1282613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

55,068,346 shares of common stock issued and outstanding at August 16, 2013.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Eagle Energy Corporation

Condensed Consolidated Financial Statements

As of June 30, 2013 and December 31, 2012 and

For the Three-Month and Six-Month Periods Ended June 30, 2013 and 2012

3

American Eagle Energy Corporation

Index to the Financial Statements

As of June 30, 2013 and December 31, 2012 and

For the Three-Month and Six-Month Periods Ended June 30, 2013 and 2012

Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 (Unaudited)	F-2

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three-Month and Six-Month Periods Ended June 30, 2013 and 2012 (Unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2013 and 2012 (Unaudited)	F-5

Notes to the Condensed Consolidated Financial Statements (Unaudited)	F-6

American Eagle Energy Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2013	2012
Current assets:
Cash	$17,052,056	$19,057,727
Trade receivables	23,325,355	24,750,444
Income tax receivable	190,000	190,000
Prepaid expenses	331,969	133,067
Derivative asset	36,596	-
Total current assets	40,935,976	44,131,238

Equipment and leasehold improvements, net of accumulated depreciation and amortization of $273,134 and $227,067, respectively	165,580	201,329
Oil and gas properties, full-cost method – subject to amortization, net of accumulated depletion of $6,242,196 and $2,978,403, respectively	88,512,252	43,291,543
Oil and gas properties, full-cost method – not subject to amortization	2,908,824	7,349,994
Marketable securities	950,398	1,049,859
Other assets	777,974	890,149
Total assets	$134,251,004	$96,914,112

Current liabilities:
Accounts payable	$84,724,160	$54,473,721
Amounts due to working interest partners	2,672,844	4,956,817
Derivative liability	-	122,651
Current portion of long-term debt	5,187,543	5,931,003
Total current liabilities	92,584,547	65,484,192

Asset retirement obligation	741,953	441,609
Noncurrent portion of long-term debt	10,200,994	10,068,997
Deferred taxes	5,868,205	3,519,494
Total liabilities	109,395,699	79,514,292

Stockholders’ equity:
Common stock, $.001 par value, 194,444,444 shares authorized, 50,068,346 and 46,068,346 shares outstanding	50,068	46,068
Additional paid in capital	31,615,461	27,094,941
Accumulated other comprehensive loss	(93,955)	(32,091)
Accumulated deficit	(6,716,269)	(9,709,098)
Total stockholders’ equity	24,855,305	17,399,820
Total liabilities and stockholders’ equity	$134,251,004	$96,914,112

The accompanying notes are an integral part of the consolidated financial statements.

American Eagle Energy Corporation

Condensed Consolidated Statements of Operations and Comprehensive

Income (Loss)

(Unaudited)

	For the Three Month Period		For the Six-Month Period
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Oil and gas sales	$10,369,993	1,690,673	17,998,700	$2,916,252

Operating expenses:
Oil and gas production costs	2,953,522	694,954	4,602,056	1,101,510
General and administrative	1,260,329	867,008	2,567,662	2,045,700
Depreciation, amortization and depletion expense	2,183,322	270,400	3,503,476	567,197
Impairment of oil and gas properties, subject to amortization	-	-	1,525,027	-
Total operating expenses	6,397,173	1,832,362	12,198,221	3,714,407

Total operating income (loss)	3,972,820	(141,689)	5,800,479	(798,155)

Interest income	1,472	1,468	4,628	4,871
Dividend income	16,982	11,449	34,222	28,730
Interest expense	(347,853)	(521)	(720,962)	(703)
Unrealized gain on derivatives	186,754	-	159,247	-

Income (loss) before taxes	3,830,175	(129,293)	5,277,614	(765,257)

Income tax benefit (expense)	(1,192,691)	(17,860)	(2,284,783)	259,769

Net income (loss)	$2,637,484	$(147,153)	$2,992,831	$(505,488)

Net income (loss) per common share:
Basic	$0.05	$(0.00)	$0.06	$(0.01)
Diluted	$0.05	$(0.00)	$0.06	$(0.01)

Weighted average number of shares outstanding -
Basic	50,068,346	45,842,782	49,979,948	45,741,054
Diluted	51,968,872	45,842,782	51,778,242	45,741,054

The accompanying notes are an integral part of the consolidated financial statements.

American Eagle Energy Corporation

Condensed Consolidated Statements of Operations and Comprehensive

Income (Loss)

(Unaudited)

	For the Three Month Period		For the Six Month Period
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$2,637,484	$(147,153)	$2,992,831	$(505,488)

Other comprehensive loss, net of tax:
Unrealized foreign exchange gains (losses)	42,220	(34,217)	12,783	(34,217)
Unrealized losses on securities	(32,999)	(168,385)	(33,817)	(87,627)
Total other comprehensive gain (loss), net of tax	9,221	(202,602)	(21,034)	(121,844)

Comprehensive income (loss)	$2,646,705	$(349,755)	$2,971,797	$(627,332)

The accompanying notes are an integral part of the consolidated financial statements.

American Eagle Energy Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six-month periods
	ended June 30,
	2013	2012
Cash flows provided by operating activities:
Net income (loss)	$2,992,831	$(505,488)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash transactions:
Stock based compensation	524,520	353,773
Depreciation, depletion and amortization	3,503,476	567,197
Accretion of discount on asset retirement obligation	27,303	6,205
Provision for deferred income tax expense (benefit)	2,278,509	(264,078)
Impairment of oil and gas properties	1,525,027	-
Unrealized gain on derivatives	(159,247)	-
Foreign currency transaction gains	2,121	(10,236)
Changes in operating assets and liabilities:
Increase in prepaid expense	(199,492)	(15,182)
Increase in trade receivables	(1,255,617)	(8,643,919)
Increase in accounts payable	4,621,105	9,788,911
Increase in drilling prepayments collected	-	8,461,187
Decrease in income taxes payable	-	(1,255,500)
Net cash provided by operating activities	13,860,536	8,482,870

Cash flows used for investing activities:
Proceeds from the sale of oil and gas properties	-	227,661
Proceeds from the conveyance of working interests	-	1,349,204
Additions to oil and gas properties	(16,986,731)	(12,063,161)
Additions to equipment and leasehold improvements	(10,318)	(106,915)
Decrease in amounts due to Carry Agreement partner	(2,283,973)	-
Purchase of certificates of deposit	-	(50,000)
Purchase of marketable securities	-	(51,301)
Net cash used for investing activities	(19,281,022)	(10,694,512)

Cash flows provided by financing activities:
Proceeds from issuance of stock	4,000,000	110,000
Proceeds from exercise of stock options	-	34,625
Proceeds from issuance of long-term debt	2,000,000	-
Repayment of long-term debt	(2,611,463)	-
Net cash provided by financing activities	3,388,537	144,625
Effect of exchange rate changes on cash	26,278	-
Net change in cash	(2,005,671)	(2,067,017)
Cash - beginning of period	19,057,727	12,151,309
Cash - end of period	$17,052,056	$10,084,292

The accompanying notes are an integral part of the consolidated financial statements.

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2013 and December 31, 2012 and

For the Three-Month and Six-Month Periods Ended June 30, 2013 and 2012

1.	Description of Business

American Eagle Energy Corporation (the “Company”) was incorporated in the state of Nevada in March 2003 under the name Golden Hope Resources. In July 2005, the Company changed its name to Eternal Energy Corp. In December 2011, the Company changed its name to American Eagle Energy Corporation.

The Company engages in the acquisition, exploration, development and producing of oil and gas properties. The Company is primarily focused on extracting proved oil reserves. As of June 30, 2013, the Company had entered into participation agreements related to oil and gas exploration projects in the Spyglass and West Spyglass Properties, located in Divide County, North Dakota, and Sheridan County, Montana and the Hardy Property, located in southeastern Saskatchewan, Canada. In addition, the Company owns working interests in mineral leases located in Richland, Roosevelt and Toole Counties in Montana.

2.	Summary of Significant Accounting Policies

Interim Financial Information

The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2013 are not necessarily indicative of results that may be expected for the year ended December 31, 2013. The condensed, consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2012. The December 31, 2012 consolidated balance sheet was derived from audited financial statements.

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

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2013 and December 31, 2012 and

For the Three-Month and Six-Month Periods Ended June 30, 2013 and 2012

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

The fair value of the Company’s financial instruments, measured on a recurring basis at June 30, 2013 and December 31, 2012, were as follows:

June 30, 2013	Level 1	Level 2	Level 3	Total
Marketable securities	$950,398	$-	$-	$950,398
Derivative asset	-	36,596	-	36,596

December 31, 2012
Marketable securities	$1,049,859	$-	$-	$1,049,859
Derivative liability	-	(122,651)	-	(122,651)

4.	Marketable Securities

Available-for-sale marketable securities at June 30, 2013 and December 31, 2012 consist of the following:

		Gains in	Losses in
		Accumulated	Accumulated
	Estimated	Other	Other
	Fair	Comprehensive	Comprehensive
	Value	Income	Income
June 30, 2013
Noncurrent assets:
Common stock	$950,398	$-	$36,596

December 31, 2012
Noncurrent assets:
Common stock	$1,049,859	$76,796	$-

The fair value of substantially all securities is determined by quoted market prices. There were no sales of marketable securities for the six-month period ended June 30, 2013.

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2013 and December 31, 2012 and

For the Three-Month and Six-Month Periods Ended June 30, 2013 and 2012

5.	Purchases and Sales of Royalty and Property Interests

In December 2012, the Company purchased additional working interest in several key, non-operated spacing units within the Spyglass Property from its Carry Agreement partner. The purchase price totaled $8,000,000 in cash, of which $2,400,000 was paid at closing. The remaining $5,600,000, due in September 2013, has been presented as a current liability and is included in accounts payable on the Company’s balance sheets as of June 30, 2013 and December 31, 2012.

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

Pursuant to the terms of the Carry Agreement, the portion of the Company’s net revenue interest in each well to be conveyed to the working interest partner follows a graduated scale, whereby 50% of the Company’s net revenue and working interests is assigned to the working interest partner during the first year of the well’s production or until the carried costs, plus a 12% return, have been achieved, whichever occurs first. In the event that the working interest partner has not recouped all of the carried costs plus a 12% return by the end of the first year of production, the assignment of the Company’s net revenue and working interests in the well will increase from 50% to 75% for the second year of production or until the carried costs, plus a 12% return, have been achieved, whichever occurs first. In the event that the working interest partner has not recouped all of the carried costs, plus a 12% return, by the end of the second year of production, the assignment of the Company’s net revenue and working interests in the well will increase to 100% until the carried costs, plus a 12% return, have been achieved. Once payout has occurred (112% of the costs on a well-by-well basis), the respective working interests in the revenues from each carried well will revert to the original working interests in each such well.

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2013 and December 31, 2012 and

For the Three-Month and Six-Month Periods Ended June 30, 2013 and 2012

Drilling of the first two carried wells commenced prior to the final closing of the Carry Agreement. As of the date of closing, the Company had incurred drilling costs associated with the first two wells to be covered under the Carry Agreement totaling $3,789,989. Upon execution of the Carry Agreement, these costs were removed from the Company’s books and an offsetting receivable was created. The receivable has since been fully collected. Pursuant to accounting rules, the assignment of a portion of the Company’s working interests in certain existing and future wells under the Carry Agreement has been treated as a conveyance of the working interests. The Company’s share of the revenues and operating costs of the carried wells for the three-month and six-month periods ended June 30, 2013, as adjusted pursuant to the graduated conveyance schedule per the Carry Agreement, have been included in the Company’s results of operations for the corresponding period.

Effective July 15, 2012, the Company amended the Carry Agreement with the third-party to include an additional four oil and gas wells. As of June 30, 2013, the Company has received $35,960,510 of funding under the Carry Agreement, as amended. Proceeds received pursuant to the terms of the Carry Agreement, subsequent to the closing, are applied against the drilling and completion costs to which they relate. Additions to oil and gas properties that occurred subsequent to the closing of the Carry Agreement are presented net of proceeds received under the Carry Agreement on the consolidated statement of cash flows. Funds received pursuant to the Carry Agreement, prior to the incurrence of related drilling costs, are presented as amounts due to working interest partners on the consolidated balance sheet.

As of June 30, 2013, the gross drilling and completion costs of six of the carried wells had exceeded the 120% of AFE limit. Accordingly, the Company has recorded its working interest share in the excess drilling and completion costs which, as of June 30, 2013, totaled $2,706,987. See Note 13.

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

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2013 and December 31, 2012 and

For the Three-Month and Six-Month Periods Ended June 30, 2013 and 2012

The following table summarizes the remaining future principal repayments under the Swap Facility as of June 30, 2013:

Amount
2013 (remaining)	$3,342,373
2014	3,456,217
2015	2,179,836
2016	2,119,756
2017	2,130,432
2018	2,182,756
Total	$15,411,370

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

The price swap agreement had a fair market value of ($36,596) and $122,651 as of June 30, 2013 and December 31, 2012, respectively. Accordingly, the Company has presented a short-term derivative asset on its balance sheet as of June 30, 2013 and a short-term derivative liability on its balance sheet as of December 31, 2012. The Company recognized unrealized gains associated with the price swap agreement of $186,754 and $159,247 for the three-month and six-month periods ended June 30, 2013, respectively.

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2013 and December 31, 2012 and

For the Three-Month and Six-Month Periods Ended June 30, 2013 and 2012

The Company paid investment banking fees of $540,000, consulting fees of $50,000, and legal fees of $10,000 in connection with the negotiation and closing of the Swap Facility. In addition, the Company issued 225,564 shares of its common stock, valued at $180,000 as of the date that the Swap Facility was executed, to the investment banking firm that facilitated the transaction. The Company has capitalized these items as deferred financing costs, and is amortizing these costs over the life of the Swap Facility. The Company recognized $66,944 and $112,175 of amortization expense related to the deferred financing costs for the three-month and six-month periods ended June 30, 2013, respectively.

8.	Asset Retirement Obligations

The Company has recorded estimated asset retirement obligations for the future plugging and abandonment of operated and non-operated wells within its Spyglass and Hardy Properties. As of June 30, 2013 and December 31, 2012, the consolidated discounted value of the Company’s asset retirement obligations was $741,953 and $441,609, respectively. The projected plugging dates for wells in which the Company owns a working interest range from December 31, 2015 to June 30, 2035.

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

In June 2013, the Company granted 150,000 options to purchase shares of its common stock to an employee. The options have an exercise price of $1.71 per share. The stock options were valued using the Black-Scholes Option Pricing Model and had an aggregate fair market value of $142,500 at the time of grant.

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2013 and December 31, 2012 and

For the Three-Month and Six-Month Periods Ended June 30, 2013 and 2012

The Company recognized stock-based compensation expense of $287,172 and $188,096, $524,520 and $353,773 for the three-month and six-month periods ended June 30, 2013 and 2012, respectively.

The assumptions used in the Black-Scholes Option Pricing Model for the stock options granted during the six-month periods ended June 30, 2013 were as follows:

2013
Risk-free interest rate	0.27 to 0.29%
Expected volatility of common stock	67 to 69%
Dividend yield	$0.00
Expected life of options	5 years
Weighted average fair market value of options granted	$1.48

A summary of stock option activity for the six-month period ended June 30, 2013 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contract
	Options	Price ($)	Term

Outstanding at December 31, 2012	5,134,600	$0.78	3.6 year

Options granted	315,000	1.48	5.0 years
Options exercised	-	-	-
Options expired	-	-	-
Options forfeited	-	-	-

Outstanding at June 30, 2013	5,449,600	$0.82	3.2 years

Exercisable at June 30, 2013	3,082,100	$0.72	2.5 years

The options outstanding as of June 30, 2013 and December 31, 2012 have an intrinsic value of $1.35 and $0.12 per share and an aggregate intrinsic value of $7,345,639 and $616,152, respectively.

Shares Reserved for Future Issuance

As of June 30, 2013 and December 31, 2012, the Company had reserved 5,449,600 and 5,134,600 shares, respectively, for future issuance upon exercise of outstanding options.

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2013 and December 31, 2012 and

For the Three-Month and Six-Month Periods Ended June 30, 2013 and 2012

10.	Earnings Per Share

The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2013 and 2012:

	Three Months		Six Months Ended
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$2,637,484	$(147,153)	$2,992,831	$(505,488)

Weighted average number of common shares outstanding	50,068,346	45,742,782	49,979,948	45,741,054
Incremental shares from the assumed exercise of dilutive stock options	1,900,526	-	1,798,294	-
Diluted common shares outstanding	51,968,872	45,742,782	51,778,242	45,741,054

Earnings (loss) per share – basic	$0.05	$(0.00)	$0.06	$(0.01)
Earnings (loss) per share – diluted	$0.05	$(0.00)	$0.06	$(0.01)

Diluted loss per common share for the three-month and six-month periods ended June 30, 2012 is computed in the same way as basic loss per common share, as the inclusion of additional common shares that would be outstanding if all potential common shares had been issued (479,275 and 502,497, respectively) would be have had an anti-dilutive effect.

11.	Related Party Transactions

The Company’s Chairman and its Chief Operating Officer each own overriding royalty interests in certain of the Company’s operated wells. Aggregate royalties paid to these two individuals totaled $430,823 and $0 for the six-month periods ended June 30, 2013 and 2012, respectively.

The Company is party to a consulting agreement with Synergy Energy Resources LLC (“Synergy”), pursuant to which Synergy provides monthly geological consulting services to the Company. One of the Company’s current directors and one current officer own material ownership interests in Synergy. The Company paid consulting fees to Synergy totaling $84,000 for each of the six-month periods ended March 31, 2013 and 2012.

12.	Liquidity

The Company finances its oil and gas exploration and development activities and corporate operations through a combination of internally generated funds, external debt financing and sales of its common stock. As of June 30, 2013, the Company had a working capital deficit of $51,648,571. The Company plans to reduce its working capital deficit, which may include potential equity sales or additional long-term borrowings, along with improved cash flow from operations driven by production growth (See Note 13).

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2013 and December 31, 2012 and

For the Three-Month and Six-Month Periods Ended June 30, 2013 and 2012

13.	Subsequent Events

Sale of Common Stock

On August 9, 2013, the Company sold 5,000,000 shares of its common stock in a transaction utilizing our shelf registration at a price of $2.00 per share. Proceeds from the sale totaled $10,000,000.

Acquisition of Working Interests

On August 12, 2013, the Company entered into a Purchase, Sale and Option Agreement with one of its working interest partners, whereby the Company:

•	reacquired 50% of the working interests and net revenue interests on its ten carried wells that was conveyed to the working interest partner as part of the original and amended Carry Agreements;

•	purchased 25% of the working interest partner’s working interests and net revenue interest in all existing operated and non-operated wells and undeveloped acreage located within the original portion of the Spyglass property; and

•	purchased 33.33% of the working interest partner’s working and net interest in all existing operated and non-operated wells and undeveloped acreage located within the West Spyglass section of the Spyglass Property.

The Purchase, Sale and Option Agreement has an effective date of June 1, 2013 and requires cash consideration to be paid to the working interest partner totaling $47 million. The agreement also contains an option to purchase additional working and net revenue interests, identical in nature to the acquired working interests and net revenue interests described above, for an additional $47 million. The option expires 180 days after the date of closing on the Purchase, Sale and Option Agreement. The Purchase, Sale and Option Agreement is dependent on, among other things, the Company obtaining suitable financing prior to closing.

Also on August 12, 2013, the Company entered into a second carry agreement (the “Second Carry Agreement”) with the same working interest partner, pursuant to which (i) that working interest partner agreed to fund 100% of the Company’s working interest share of the drilling and completion costs of up to five new oil and gas wells to be located within the Spyglass Property, up to 120% of the original AFE amount, and (ii) the Company will convey, for a limited duration, 50% of its revenue interest in the pre-payout revenues of each carried well and 50% of its working interest in the pre-payout operating costs of each carried well, to that partner.  In the event that the gross drilling and completion cost of a carried well exceeds 120% of the AFE amount, the Company and the working interest partner will share in the excess costs based on the working interests stipulated in the Carry Agreement.

Pursuant to the terms of the Second Carry Agreement, 50% of the Company’s net revenue interest in each well will be conveyed to the working interest partner for a period of two years or until such a time when the working interest partner has recouped 112% of the carried drilling and completion costs of the well, whichever occurs sooner.  In the event that the working interest partner has not recouped 112% of the carried drilling and completion costs by the end of the second year of production, the Company has agreed to make cash payments to the working interest partner in the amount of the shortfall. Once the working interest partner has recouped 112% of the carried drilling and completion costs of a well, the conveyed working interest and net revenue interest for that well will revert to the Company.

Also on August 12, 2013, the Company entered into a Farm-Out Agreement (the “Farm-Out Agreement”) with the same working interest partner, pursuant to which (i) that working interest partner agreed to fund 100% of the Company’s working interest share of the drilling and completion costs of six new oil and gas wells, to be located within the original Spyglass and West Spyglass sections of the Spyglass Property and (ii) the Company will convey, for a period of time, 100% of its net revenue interest in the pre-payout revenues of each farm-out well and 100% of its working interest in the pre-payout operating costs of each farm-out well, to that partner, until such a time when the working interest partner has recouped 112% of the drilling and completion costs associated with each well.  Once the working interest partner has recouped 112% of the drilling and completion costs of a well, the working interest partner will convey 30% of the Company’s original working and net revenue interests in that well back to the Company.

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

Oil prices cannot be predicted with any certainty and have significantly affected profitability and returns for upstream producers. Historically, crude oil prices have averaged approximately $84 per barrel over the past five years, per the New York Mercantile Exchange (“NYMEX”). However, during that time, NYMEX oil prices have experienced wide fluctuations in prices, ranging from $37 per barrel to $145 per barrel, with the median price of $86 per barrel. NYMEX oil prices averaged approximately $94 during the three-month and six-month periods ended June 30, 2013, compared to $93 and $98 for the three-month and six-month periods ended June 30 2012.

4

While local supply/demand fundamentals are a decisive factor affecting domestic natural gas prices over the long term, day-to-day prices may be more volatile in the futures markets, such as on the NYMEX and other exchanges, making it difficult to forecast prices with any degree of confidence.

Company Overview

The address of our principal executive office is 2549 W. Main Street, Suite 202, Littleton, Colorado, 80120. Our telephone number is 303-798-5235. Our current operations consist of 18 full-time employees.

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

As of June 30, 2013, we are principally engaged in exploration activities within our Spyglass Property, located in Divide County, North Dakota, where we target the extraction of oil and natural gas reserves from the Bakken and Three-Forks formations. We also hold an interest in a small number of wells located in southeastern Saskatchewan, Canada, though our focus on these wells will continue to diminish as we aggressively pursue the development of our Spyglass Property.

In addition to our existing wells, we own undeveloped acreage interests in the Glacier Prospect, located in Toole County, Montana, and the Sidney North Prospect, located in Richland County, Montana

5

Oil & Gas Wells

As stated above, we are primarily focused on drilling and completing wells located within our Spyglass Property, located in western North Dakota. As of June 30, 2013, we successfully drilled and completed 19 Spyglass wells, in which we are the operator and own working interests ranging from approximately 14% to 50%, with an average working interest of 31%. One additional Spyglass operated well has been drilled and is awaiting completion as of June 30, 2013. This well is expected to be completed and put on production during the third quarter of 2013.

In addition, we have elected to participate as a non-operating working interest partner in the drilling of 72 gross (3.52 net) wells within the Spyglass Property and areas within Divide County, North Dakota, of which 61 gross (3.14 net) wells were producing as of June 30, 2013. The remaining 11 gross (0.38 net) wells are scheduled for completion during the third quarter of 2013. Our working interest ownership in these non-operated wells ranges from less than 1% to approximately 28%, with an average of 5%.

We also operate 3 gross (2.60 net) wells and participate as a non-operating working interest partner in a fourth well (50% net working interest) located in southeastern Saskatchewan (the “Hardy Property”). Our working interests in these four wells ranges from 50% to 85%, with an average of 78%. Though profitable from a cashflow perspective, the financial results stemming from the operation of our Canadian wells are significantly less favorable than those of our US wells. Accordingly, we will continue to evaluate the performance of our Hardy wells. Should circumstances dictate, we may elect to shut in our Hardy wells and/or seek to sell our interest in the wells, but no such determination has been made as of the date of this filing.

Results of Operations for the Three-Month Period Ended June 30, 2013 vs. 2012

Our Spyglass Property represents the majority of our US holdings and is the primary focus of our ongoing operations. As discussed previously, we also participate in a small number of wells located within our Hardy Property, in southeastern Saskatchewan, Canada. The following is a summary of our well count as of June 30, 2013:

Gross Wells	US	Canada	Total
Operated wells – producing	19	3	22
Operated wells – waiting to be completed	1	-	1
Non-operated wells – producing	61	1	62
Non-operated wells – waiting to be completed	11	-	11
Totals	92	4	96

Net Wells	US	Canada	Total
Operated wells – producing	5.97	2.60	8.57
Operated wells – waiting to be completed	0.44	-	0.44
Non-operated wells – producing	3.14	0.50	3.64
Non-operated wells – waiting to be completed	0.38	-	0.38
Totals	9.93	3.10	13.03

6

Overall, our revenues associated with the sale of oil and gas totaled $10,369,993 for the three-month period ended June 30, 2013, compared to $1,690,673 for the three-month period ended June 30, 2012, an increase of 513%. Our US wells accounted for 97.4% ($10,098,910) of our 2013 sales for the quarter.

Our results from operations for the three-month period ended June 30, 2013 showed a net income $2,637,484, compared to a net loss of ($147,153) for the three-month period ended June 30, 2012. Our basic and diluted income per share for the three-month period ended June 30, 2013 were $0.05, compared to ($0.00) for the three-month period ended June 30, 2012.

Our Earnings Before Interest, Taxes, Depreciation / Depletion and Amortization (“EBITDA”) for the three-month periods ended June 30, 2013 and 2012 is calculated as follows:

	2013	2012
Net income (loss)	$2,637,484	$(147,153)
Less:
Interest income	(1,472)	(1,468)
Dividend income	(16,982)	(11,449)
Unrealized gain on derivatives	(186,754)	-
Add:
Interest expense	347,853	521
Income tax expense (benefit)	1,192,691	17,860
Depreciation & amortization	2,183,322	270,400
Amortization of stock-based compensation	287,172	188,096
EBITDA	$6,443,314	$316,807

A discussion of the key components of our statements of operations and material fluctuations for the three-month periods ended June 30, 2013 and 2012 is provided below.

Consolidated:

The following table summarizes our consolidated oil and gas revenues and lease operating expenses for the three-month periods ended June 30, 2013 and 2012:

	2013	2012
Oil sales	$10,365,681	$1,686,421
Gas sales	4,312	4,252
Total oil and gas revenues	$10,369,993	$1,690,673

Lease operating expenses (“LOE”)	$1,800,713	$474,443

Oil sales volumes (barrels)	117,001	22,698
Gas sales volumes (mcf)	980	1,112
Total sales volumes (BOE)	117,164	22,883

Average daily sales volumes (BOEPD)	1,288	251

Average oil sales price per barrel	$88.60	$74.30
Average gas sales price per mcf	$4.40	$3.82
Average LOE per BOE	$15.37	$20.73

7

The decrease in the average LOE per BOE from 2013 to 2012 is primarily due to the increase in the number of US wells, which operate at significantly lower expense levels than our Canadian wells largely due to lower water levels.

US Operations:

As of June 30, 2013, we operated 19 gross (5.97 net) producing wells in the US, all of which are located within our Spyglass Property. The following table summarizes the oil and gas revenues and lease operating expenses for our US operated wells for the three-month periods ended June 30, 2013 and 2012:

	2013	2012
US operated wells:
Oil sales	$6,775,433	$271,754
Gas sales	-	-
Total oil and gas revenues	$6,775,433	$271,754

Lease operating expenses	$1,201,865	$31,743

Oil sales volumes (barrels)	76,574	3,879
Gas sales volumes (mcf)	-	-
Total sales volumes (BOE)	76,574	3,879

Average daily sales volumes (BOEPD)	841	43

Average oil sales price per barrel	$88.48	$70.05
Average gas sales price per mcf	$-	$-

Average LOE per BOE	$15.70	$8.18

We incurred higher than normal lease operating expenses for our US operated wells during the three-month period ended June 30, 2013 due to significant road and location repairs that were necessitated as a result of extreme winter weather conditions and unusually high spring rainfall totals. We added 6 gross (2.41 net) operated wells to production during the three-month period ended June 30, 2013. Typically, lease operating expenses associated with newly completed wells are higher in the first few months of production, during which time the wells’ operating activities and characteristics are stabilizing.

During the three-month period ended June 30, 2013, we recognized revenues and lease operating expenses associated with 61 gross (3.14 net) non-operated wells that were producing within the United States. The following table summarizes the oil and gas revenues and lease operating expenses for our US non-operated wells for the three-month periods ended June 30, 2013 and 2012:

8

	2013	2012
US non-operated wells:
Oil sales	$3,319,165	$1,033,477
Gas sales	4,312	4,252
Total oil and gas revenues	$3,323,477	$1,037,729

Lease operating expenses	$346,150	$244,613

Oil sales volumes (barrels)	36,843	13,378
Gas sales volumes (mcf)	980	1,112
Total sales volumes (BOE)	37,006	13,563

Average daily sales volumes (BOEPD)	407	149

Average oil sales price per barrel	$90.09	$77.25
Average gas sales price per mcf	$4.40	$3.82

Average LOE per BOE	$9.35	$18.04

Lease operating expenses for the three-month period ended June 30, 2013 for our various non-operating wells declined from the same period in 2012 due to anticipated well stabilization. As the number of our non-operated wells increases over time, the effect of volatile well operating costs during a well’s first few months of operations declines.

We began depleting our US wells during the second quarter of 2012. We recognized depletion expense totaling $1,993,682 ($17.55 per BOE) and $134,563 related to our US wells for the three-month periods ended June 30, 2013 and 2012, respectively.

Canadian Operations:

As of June 30, 2013, we operated 3 gross (2.60 net) producing wells and own a 50% working interest in a non-operated producing well, all located within our Hardy Property. The following table summarizes the oil and gas revenues and lease operating expenses for our Canadian wells for the three-month periods ended June 30, 2013 and 2012:

9

	2013	2012

Oil sales	$271,083	$381,190
Gas sales	-	-
Total oil and gas revenues	$271,083	$381,190

Lease operating expenses	$252,698	$415,472

Oil sales volumes (barrels)	3,583	5,441
Gas sales volumes (mcf)	-	-
Total sales volumes (BOE)	3,583	5,441

Average daily sales volumes (BOEPD)	39	60

Average oil sales price per barrel	$75.66	$70.05
Average gas sales price per mcf	$-	$-

Average LOE per BOE	$70.52	$76.36

During the second quarter of 2012, we constructed a flowline to connect the Hardy 7-9 and Hardy 4-16 wells, which reduced our trucking expenses considerably for the three-month period ended June 30, 2013. However, this cost savings was partially offset by an increase in our estimated future plugging and abandonment costs as a result of accelerating our asset retirement liabilities related to some of our Hardy wells. Our Canadian wells continue to incur higher lease operating expenses than our US wells, primarily due to higher water content in the fluids produced by the wells and related trucking and disposal costs.

We recognized depletion expense totaling $104,545 ($29.18 per BOE) and $142,159 ($26.13 per BOE) related to our Canadian wells for the three-month periods ended June 30, 2013 and 2012, respectively. The decrease in total cost, but increase in cost per BOE, is due to reduced production from the Hardy wells, as a well was shut-in due to poor performance.

Despite generating positive cash flows, our Canadian wells continue to underperform compared to our US wells. Our intention is to continue our aggressive expansion of our US operations through continued drilling within the Spyglass Property, as well as to conduct exploratory drilling in a number of our undeveloped prospects. Should circumstances dictate, we may elect to shut-in our Hardy wells at some point in the future and/or seek to sell our interest in the wells. No such determination has been made as of the date of this filing.

Our general and administrative expenses totaled $1,260,329 for the three-month period ended June 30, 2013, compared to $867,008 for the three-month period ended June 30, 2012. A summary of our general and administrative expenses for the two periods is provided below:

10

	2013	2012
Payroll costs (1)	$599,653	$308,142
Professional fees (2)	286,561	261,943
Stock-based compensation (3)	287,172	188,096
Insurance (4)	92,723	51,058
Rent, utilities and office expenses (5)	51,668	29,622
Foreign currency transaction loss (gain)	(21,420)	(118,059)
Land management fees	-	46,923
Computer expenses	52,952	29,835
Travel and entertainment expenses	25,683	8,736
Other corporate office expenses	95,846	60,712
Operator overhead recovery (6)	(210,509)	-
	$1,260,329	$867,008

(1)	As of June 30, 2013, our payroll included 18 full-time employees, compared to 11 employees as of June 30, 2012.

(2)	Our accounting and tax preparation fees continue to increase as our business expands and increases in complexity.

(3)	The fair market value of stock options granted by us is recognized (amortized) over the vesting life of the options, which is generally two years. We recognized compensation expense related to 5,449,600 outstanding options during the three-month period ended June 30, 2013, compared to 3,764,600 options during the three-month period ended June 30, 2012. Since June 30, 2012, we have granted a total of 1,535,000 stock options to our directors, employees and key consultants.

(4)	Our well insurance costs have increased as the number of our operated wells has increased.

(5)	In July 2012, we amended our existing lease to include an additional 2,087 sq. ft. of office space, in order to make room for our additional headcount.

(6)	In November 2012, we began allocating a portion of our general overhead costs to the various wells for which we serve as Operator, pursuant to our various operating agreements.

We receive monthly dividends related to our equity investment in shares of Crescent Point Energy Corp.’s common stock. Dividend income totaled $16,982 and $11,449 for the three-month periods ended June 30, 2013 and 2012, respectively.

In December 2012, we entered into a prepaid swap facility with Macquarie Bank Ltd., pursuant to which we borrowed $18 million. We recognized $347,853 of interest expense related to the prepaid swap facility for the three-month period ended June 30, 2013. No such interest expense was recognized during the three-month period ended June 30, 2012. The specific terms of the prepaid swap facility are discussed in the “Liquidity and Capital Resources” section below.

11

We recognized estimated income tax expense of $1,192,691 for the three-month period ended June 30, 2013, compared to an estimated income tax expense of $17,860 for the first quarter of 2012. Our estimated, consolidated effective tax rate for the three-month period ended June 30, 2013 was approximately 31.1%, compared to 13.8% for the three-month period ended June 30, 2012. Our US operations and Canadian operations generated pre-tax income (losses) of $3,919,546 and ($89,371) for the three-month period ended June 30, 2013. We did not recognize any foreign income tax benefit or deferred tax assets related to our Canadian pre-tax losses. However, we did recognize foreign income tax expense of $2,593 during 2013 related to our dividend income.

Results of Operations for the Six-Month Period Ended June 30, 2013 vs. 2012

Overall, our revenues associated with the sale of oil and gas totaled $17,998,700 for the six-month period ended June 30, 2013, compared to $2,916,252 for the six-month period ended June 30, 2012, an increase of 619%. Our US wells accounted for 96.4% ($17,365,174) of our 2013 sales through June 30.

Due to lower than anticipate production volumes from our Hardy wells and declining oil prices during the period, we were required to write-down the value of the Canadian oil and gas properties at year-end, and again at March 31, 2013, pursuant to full-cost accounting rules. In doing so, we recognized an impairment expense of $1,525,027 related to our Hardy Property for the six-month period ended June 30, 2013. The impairment expense represents a non-cash charge against our earnings.

Our results from operations for the six-month period ended June 30, 2013 showed net income $2,992,831, compared to a net loss of ($505,488) for the six-month period ended June 30, 2012. Our basic and diluted income per share for the six-month period ended June 30, 2013 were $0.06, compared to basic and diluted losses per share of ($0.01) for the six-month period ended June 30, 2012.

Our Earnings Before Interest, Taxes, Depreciation / Depletion and Amortization (“EBITDA”) for the six-month periods ended June 30, 2013 and 2012 is calculated as follows:

	2013	2012
Net income (loss)	$2,992,831	$(505,488)
Less:
Interest income	(4,628)	(4,871)
Dividend income	(34,222)	(28,730)
Unrealized gain on derivatives	(159,247)	-
Income tax benefit	-	(259,769)
Add:
Interest expense	720,962	703
Income tax expense	2,284,783	-
Depreciation & amortization	3,503,476	567,197
Amortization of stock-based compensation	524,520	353,773
Impairment of oil and gas properties	1,525,027	-
EBITDA	$11,353,502	$122,815

12

Excluding the impairment expense recognized on the Hardy Property, our operating income for the six-month period ended June 30, 2013 would have been $7,325,506, compared to an operating loss of $798,155 for the six-month period ended June 30, 2012. Furthermore, our net oil and gas revenues (calculated as oil and gas revenues less oil and gas production costs) was $13,396,644 for the six-month period ended June 30, 2013, compared to $1,814,742 for the six-month period ended June 30, 2012. For reference purposes, oil and gas production costs include both lease operating expenses and production taxes.

A discussion of the key components of our statements of operations and material fluctuations for the six-month periods ended June 30, 2013 and 2012 is provided below.

Consolidated:

The following table summarizes our consolidated oil and gas revenues and lease operating expenses for the six-month periods ended June 30, 2013 and 2012:

	2013	2012
Oil sales	$17,993,324	$2,912,000
Gas sales	5,376	4,252
Total oil and gas revenues	$17,998,700	$2,916,252

Lease operating expenses (“LOE”)	$2,604,900	$843,413

Oil sales volumes (barrels)	204,441	36,069
Gas sales volumes (mcf)	1,167	1,112
Total sales volumes (BOE)	204,636	36,254

Average daily sales volumes (BOEPD)	1,131	199

Average oil sales price per barrel	$88.01	$80.42
Average gas sales price per mcf	$4.61	$3.82

Average LOE per BOE	$12.73	$23.26

The decrease in the average LOE per BOE from 2013 to 2012 is primarily due to the increase in the number of US wells, which operate at significantly lower expense levels than our Canadian wells largely due to lower water levels.

US Operations:

As of June 30, 2013, we operated 19 gross (5.97 net) producing wells in the US, all of which are located within our Spyglass Property. The following table summarizes the oil and gas revenues and lease operating expenses for our US operated wells for the six-month periods ended June 30, 2013 and 2012:

13

	2013	2012
US operated wells:
Oil sales	$10,628,065	$271,754
Gas sales	-	-
Total oil and gas revenues	$10,628,065	$271,754

Lease operating expenses	$1,520,715	$31,743

Oil sales volumes (barrels)	119,884	3,879
Gas sales volumes (mcf)	-	-
Total sales volumes (BOE)	119,884	3,879

Average daily sales volumes (BOEPD)	662	21

Average oil sales price per barrel	$88.65	$70.05
Average gas sales price per mcf	$-	$-

Average LOE per BOE	$12.68	$8.18

We incurred higher than normal lease operating expenses for our US operated wells during the three-month period ended June 30, 2013 due to significant road and location repairs that were necessitated as a result of extreme winter weather conditions and unusually high spring rainfall totals. We added 11 gross (4.07 net) wells to production during the six-month period ended June 30, 2013. As discussed above, lease operating expenses associated with newly completed wells are higher in the first few months of production, during which time the wells’ operating activities and characteristics are stabilizing.

During the six-month period ended June 30, 2013, we recognized revenues and lease operating expenses associated with 61 gross (3.14 net) non-operated wells that were producing in the United States. The following table summarizes the oil and gas revenues and lease operating expenses for our US non-operated wells for the six-month periods ended June 30, 2013 and 2012:

14

	2013	2012
US non-operated wells:
Oil sales	$6,731,733	$1,635,189
Gas sales	5,376	4,252
Total oil and gas revenues	$6,737,109	$1,639,441

Lease operating expenses	$508,195	$279,438

Oil sales volumes (barrels)	76,041	19,671
Gas sales volumes (mcf)	1,167	1,112
Total sales volumes (BOE)	76,236	19,856

Average daily sales volumes (BOEPD)	421	109

Average oil sales price per barrel	$88.53	$83.13
Average gas sales price per mcf	$4.61	$3.82

Average LOE per BOE	$6.67	$14.07

Lease operating expenses for the six-month period ended June 30, 2013 for our various non-operating wells declined from the same period in 2012 due to anticipated well stabilization. As the number of our non-operated wells increases over time, the effect of volatile well operating costs during a well’s first few months of operations declines.

We began depleting our US wells during the second quarter of 2012. We recognized depletion expense totaling $3,065,056 ($15.63 per BOE) and $234,820 ($9.89 per BOE) related to our US wells for the six-month periods ended June 30, 2013 and 2012, respectively.

Canadian Operations:

As of June 30, 2013, we operated 3 gross (2.60 net) producing wells and own a 50% working interest in a non-operated producing well, all located within our Hardy Property. The following table summarizes the oil and gas revenues and lease operating expenses for our Canadian wells for the six-month periods ended June 30, 2013 and 2012:

15

	2013	2012

Oil sales	$633,526	$1,005,057
Gas sales	-	-
Total oil and gas revenues	$633,526	$1,005,057

Lease operating expenses	$575,991	$790,329

Oil sales volumes (barrels)	8,515	12,519
Gas sales volumes (mcf)	-	-
Total sales volumes (BOE)	8,515	12,519

Average daily sales volumes (BOEPD)	47	69

Average oil sales price per barrel	$74.40	$80.28
Average gas sales price per mcf	$-	$-

Average LOE per BOE	$67.64	$63.13

During the second quarter of 2012, we constructed a flowline to connect the Hardy 7-9 and Hardy 4-16 wells, which reduced our trucking expenses considerably for the six-month period ended June 30, 2013. However, this cost savings was offset by an increase in our estimated future plugging and abandonment costs as a result of accelerating our asset retirement liabilities related to some of our Hardy wells. Our Canadian wells continue to incur higher lease operating expenses than our US wells, primarily due to higher water content in the fluids produced by the wells and related trucking and disposal costs.

We recognized depletion expense totaling $280,179 ($32.90 per BOE) and $332,377 ($26.55 per BOE) related to our Canadian wells for the six-month periods ended June 30, 2013 and 2012, respectively. The decrease in depletion expense is due to reduced production from the Hardy wells, one of which is currently shut-in due to poor performance. The increase in depletion expense per BOE is due to a lower depletable basis, resulting from the impairment expense recognized during the first quarter of 2013.

Despite generating positive cash flows, our Canadian wells continue to underperform compared to our US wells. Our intention is to aggressively expand our US operations through continued drilling within the Spyglass Property, as well as to conduct exploratory drilling in a number of our undeveloped prospects. Should circumstances dictate, we may elect to shut-in our Hardy wells at some point in the future and/or seek to sell our interest in the wells. No such determination has been made as of the date of this filing.

Our general and administrative expenses totaled $2,567,662 for the six-month period ended June 30, 2013, compared to $2,045,700 for the six-month period ended June 30, 2012. A summary of our general and administrative expenses for the two periods is provided below:

16

	2013	2012
Payroll costs (1)	$1,164,603	$625,733
Professional fees	564,172	577,921
Stock-based compensation (2)	524,520	353,773
Insurance (3)	228,279	159,362
Rent, utilities and office expenses (4)	107,357	64,865
Foreign currency transaction loss (gain)	23,345	(73,039)
Land management fees	43,664	93,320
Computer expenses	87,370	81,673
Travel and entertainment expenses	45,433	51,071
Other corporate office expenses	116,476	111,021
Operator overhead recovery (5)	(337,557)	-
	$2,567,662	$2,045,700

(1)	As of June 30, 2013, our payroll included 18 full-time employees, compared to 11 employees as of June 30, 2012.

(2)	The fair market value of stock options granted by us is recognized (amortized) over the vesting life of the options, which is generally two years. We recognized compensation expense related to 5,449,600 outstanding options during the six-month period ended June 30, 2013, compared to 3,764,600 options during the six-month period ended June 30, 2012. Since June 30, 2012, we have granted a total of 1,535,000 stock options to our directors, employees and key consultants.

(3)	Our well insurance costs have increased as the number of our operated wells has increased.

(4)	In July 2012, we amended our existing lease to include an additional 2,087 sq. ft. of office space, in order to make room for our additional headcount.

(5)	In November 2012, we began allocating a portion of our general overhead costs to the various wells for which we serve as Operator, pursuant to our various operating agreements.

We receive monthly dividends related to our equity investment in shares of Crescent Point Energy Corp.’s common stock. Dividend income totaled $34,222 and $28,730 for the six-month periods ended June 30, 2013 and 2012, respectively.

We recognized $720,962 of interest expense related to a prepaid swap facility for the six-month period ended June 30, 2013. The specific terms of the prepaid swap facility are discussed in the “Liquidity and Capital Resources” section below.

We recognized estimated income tax expense of $2,284,783 for the six-month period ended June 30, 2013, compared to an estimated income tax benefit of $259,769 for the first six-month period of 2012. Our US operations and Canadian operations generated pre-tax income (losses) of $7,061,741 and ($1,784,127) for the six-month period ended June 30, 2013. We did not recognize any foreign income tax benefit or deferred tax assets related to our Canadian pre-tax losses. However, we did recognize foreign income tax expense of $6,266 during 2013 related to our dividend income.

Liquidity and Capital Resources

As of June 30, 2013, our assets totaled $134,251,004, which included, among other items, cash balances of $17,052,056, trade receivables totaling $23,325,355 and marketable securities valued at $950,398.

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

As of June 30, 2013, we had a working capital deficit of $51,648,571, exclusive of our marketable securities, which, due to our intent to hold them for the foreseeable future, are presented as non-current assets on our June 30, 2013 balance sheet. Our working capital deficit grew during the six-month period ending June 30, 2013, primarily as a result of our drilling and completing 11 new, operated wells during that time. Included in our working capital deficit is the current portion of the Swap Facility ($5,187,543), and funds payable to our Carry Agreement partner in connection with our purchase of additional working interests in certain non-operated wells, totaling $5,600,000. In addition, the working capital deficit includes liabilities payable to a working interest partner ($2,672,844) relating to funds advanced to us for the Karen 3-2 well, for which drilling had not yet commenced as of June 30, 2013.

In August 2013, we sold 5 million shares of our common stock at a price of $2.00 per share in transaction utilizing our shelf registration. The proceeds received from the sale of equity were used to reduce our working capital deficit. It is possible that we may seek additional financing or sell additional equity in order to fund future drilling activities or to acquire acreage or interests in other oil and gas properties.

In April 2012, we entered into a Carry Agreement with a third-party working interest partner, pursuant to which (i) that partner agreed to fund 100% of our working interest share of the drilling and completion costs of up to six new oil and gas wells within our Spyglass Property, up to 120% of the anticipated cost of the wells and (ii) we will convey, for a limited duration, a portion of our interest in the pre-payout revenues of each carried well to that partner, as well as a portion of our working interest in the operating costs of the carried wells. If payout has not occurred within two years of the commencement date for such well, then the temporary assignment is to increase to 100% for years three through payout. Once payout has occurred (112% of the costs on a well-by-well basis), our respective revenue and working interests in each carried well will revert to our original interests in each well. In July 2012, we amended the existing Carry Agreement to include an additional four wells. As of June 30, 2013, all ten of the carried wells had been drilled, completed and placed on production. None of the ten carried wells had achieved payout as of June 30, 2013. The Company has received aggregate funding under the amended Carry Agreement totaling $35,960,510 as of June 30, 2013.

Litigation

As of June 30, 2013, we were not subject to any known, pending or threatened litigation.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Principal Accounting Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that the Company’s internal controls over financial reporting were not effective as of June 30, 2013 because the Company does not maintain appropriate segregation of duties. This is largely inherent to the size of the Company and the limited number of individuals that it employs. As a result, certain calculations underlying journal entries are not subject to review by someone, other than the preparer, who possesses the necessary knowledge and/or background to perform an effective review of such calculations.

During the quarter ended June 30, 2013, the Company implemented control procedures designed to rectify the lack of segregation of duty concerns and to provide for adequate, effective reviews of the calculations underlying the Company’s journal entries. The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Principal Accounting Officer, will re-evaluate the effectiveness of the design and operation of the Company’s “disclosure controls and procedures”, including the newly implemented control procedures, as part of its year-end controls assessment and evaluation.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS.

Exhibit	Description of Exhibit
2.1	Agreement and Plan of Merger among Eternal Energy Corp., Eternal Sub Corp. and American Eagle Energy Inc., dated April 8, 2011. (Incorporated by reference to Exhibit 2.1 of our Registration Statement on Form S-4 filed May 4, 2011.)
2.1(a)	First Amendment to Agreement and Plan of Merger among Eternal Energy Corp., Eternal Sub Corp. and American Eagle Energy Inc., dated September 28, 2011. (Incorporated by reference to Exhibit 2.1(a) of our Current Report on Form 8-K filed September 28, 2011.)
3(i).1	Articles of Incorporation filed with the Nevada Secretary of State on July 25, 2003. (Incorporated by reference to Exhibit 3.1 of our Form 10-SB filed August 18, 2004.)
3(i).2	Certificate of Change filed with the Nevada Secretary of State effective November 7, 2005. (Incorporated by reference to Exhibit 3(i).2 of our Current Report on Form 8-K filed November 9, 2005.)
3(i).3	Articles of Merger filed with the Nevada Secretary of State effective November 7, 2005. (Incorporated by reference to Exhibit 3(i).3 of our Current Report on Form 8-K filed November 9, 2005.)
3(i).4	Articles of Merger filed with the Nevada Secretary of State effective November 30, 2011. (Incorporated by reference to Exhibit 3(i).4 of our Current Report on Form 8-K filed December 20, 2011.)
3(i).5	Articles of Merger filed with the Nevada Secretary of State effective November 30, 2011. (Incorporated by reference to Exhibit 3(i).5 of our Current Report on Form 8-K filed December 20, 2011.)
3(i).6	Certificate of Change filed with the Nevada Secretary of State effective November 30, 2011. (Incorporated by reference to Exhibit 3(i).6 of our Current Report on Form 8-K filed December 20, 2011.)
3(ii).1	Bylaws, adopted July 18, 2003. (Incorporated by reference to Exhibit 3.2 of our Form 10-SB filed August 18, 2004.)
3(ii).2	Amendment No. 1 to Bylaws, adopted November 4, 2005. (Incorporated by reference to Exhibit 3(ii) of our Current Report on Form 8-K filed November 9, 2005.)
3(ii).3	Amendment No. 2 to Bylaws, adopted February 22, 2011. (Incorporated by reference to Exhibit 3(ii).3 of our Current Report on Form 8-K filed February 23, 2011.)
4.1	American Eagle Energy Corporation 2012 Equity Incentive Plan. (Incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.2	Non-qualified Stock Option Agreement, dated as of October 30, 2009, by and between the Registrant and Bradley M. Colby. (Incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.3	Non-qualified Stock Option Agreement, dated as of October 30, 2009, by and between the Registrant and John Anderson. (Incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.4	Non-qualified Stock Option Agreement, dated as of October 30, 2009, by and between the Registrant and Paul E. Rumler. (Incorporated by reference to Exhibit 4.4 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.5	Non-qualified Stock Option Agreement, dated as of December 30, 2010, by and between the Registrant and Bradley M. Colby. (Incorporated by reference to Exhibit 4.5 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.6	Non-qualified Stock Option Agreement, dated as of December 30, 2010, by and between the Registrant and Thomas G. Lantz. (Incorporated by reference to Exhibit 4.6 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.7	Reserved for future use.
4.8	Non-qualified Stock Option Agreement, dated as of December 30, 2010, by and between the Registrant and Richard Findley. (Incorporated by reference to Exhibit 4.8 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.9	Non-qualified Stock Option Agreement, dated as of December 28, 2011, by and between the Registrant and Paul E. Rumler. (Incorporated by reference to Exhibit 4.9 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.10	Non-qualified Stock Option Agreement, dated as of December 28, 2011, by and between the Registrant and John Anderson. (Incorporated by reference to Exhibit 4.10 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.11	Reserved for future use.
4.12	Non-qualified Stock Option Agreement, dated as of December 28, 2011, by and between the Registrant and Kirk Stingley. (Incorporated by reference to Exhibit 4.12 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.13	Reserved for future use.
4.14	Reserved for future use.
4.15	Reserved for future use.
4.16	Reserved for future use.

4.17	Reserved for future use.
4.18	Reserved for future use.
4.19	Non-qualified Stock Option Agreement, dated as of February 21, 2012, by and between the Registrant and Andrew P. Calerich. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 21, 2012.)
4.20	Reserved for future use.
10.1	Agreement and Plan of Merger between Golden Hope Resources Corp. (renamed Eternal Energy Corp.) and Eternal Energy Corp., filed with the Nevada Secretary of State effective November 7, 2005. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed November 9, 2005.)
10.2	Reserved for future use.
10.3	Purchase and Sale Agreement between Eternal Energy Corp. and American Eagle Energy Inc. dated June 18, 2010. (Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q filed August 16, 2010.)
10.4	Restricted Common Stock Purchase Agreement by and between American Eagle Energy Corporation and Power Energy Holdings, LLC, dated January 4, 2013. (Incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q filed May 14, 2013.)
10.5*	Common Stock Purchase Agreement by and between American Eagle Energy Corporation and Power Energy Holdings, LLC, dated August 9, 2013.
10.6	Reserved for future use.
10.7	Reserved for future use.
10.8	Reserved for future use.
10.9	Reserved for future use.
10.10	Reserved for future use.
10.11	Amended and Restated Employment Agreement by and between the Registrant and Bradley M. Colby effective July 1, 2011. (Incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-K filed April 16, 2012.)
10.12	Employment Agreement by and between the Registrant and Thomas G. Lantz, effective November 30, 2011. (Incorporated by reference to Exhibit 10.12 of our Annual Report on Form 10-K filed April 16, 2012.)
10.13	Employment Agreement by and between the Registrant and Kirk Stingley, effective January 1, 2012. (Incorporated by reference to Exhibit 10.13 of our Annual Report on Form 10-K filed April 16, 2012.)
10.14	Consulting Agreement by and between the Registrant and Richard Findley, effective November 30, 2011. (Incorporated by reference to Exhibit 10.41 of our Annual Report on Form 10-K filed April 16, 2012.)
10.15	Reserved for future use.
10.16	Reserved for future use.
10.17	Letter Agreement dated October 15, 2006, by and among Eternal Energy Corp., Fairway Exploration, LLC, Prospector Oil, Inc., and 0770890 B.C. Ltd. (Incorporated by reference to Exhibit 10.17 of our Annual Report on Form 10-KSB filed April 16, 2007.)
10.18	Letter Agreement dated October 26, 2006, by and among Eternal Energy Corp., Fairway Exploration, LLC, Prospector Oil, Inc., 0770890 B.C. Ltd., and Rover Resources Inc. (Incorporated by reference to Exhibit 10.18 of our Annual Report on Form 10-KSB filed April 16, 2007.)
10.19*	Purchase, Sale and Option Agreement by and between American Eagle Energy Corporation, AMZG, Inc. and USG Properties Bakken I, LLC, dated August 12, 2013.
10.20	Reserved for future use.
10.21	Reserved for future use.
10.22	Reserved for future use.
10.23	Reserved for future use.
10.24	Reserved for future use.
10.25	Reserved for future use.
10.26	Reserved for future use.
10.27	Lease Agreement dated January 1, 2009 by and between Eternal Energy Corp. and Oakley Ventures, LLC. (Incorporated by reference to Exhibit 10.27 of our Annual Report on Form 10-K filed March 23, 2010.)
10.27a	Lease Addendum, dated October 1, 2011 by and between Eternal Energy Corp. and Oakley Ventures, LLC, and Exhibit A thereto. (Incorporated by Reference to Exhibit 10.27a of our Annual Report on Form 10-K filed March 23, 2010.)
10.27b	Lease Addendum, dated July 1, 2012 by and between American Eagle Energy and Oakley Ventures, LLC, and Exhibit A thereto (Incorporated by reference to Exhibit 10.27b of our Quarterly Report on Form 10-Q filed on August 20, 2012.)
10.28	Purchase and Sale Agreement by and between Eternal Energy Corp. and Ryland Oil Corporation dated March 26, 2010. (Incorporated by reference to Exhibit 10.28 of our Current Report on Form 8-K filed March 29, 2010.)
10.29	Purchase of Royalty Agreement by and between Eternal Energy Corp. and Ryland Oil Corporation dated March 26, 2010. (Incorporated by reference to Exhibit 10.29 of our Current Report on Form 8-K filed March 29, 2010.)
10.29a	Amending Agreement to the Ryland / Eternal Royalty Purchase Agreement by and between Eternal Energy Corp. and Ryland Oil Corporation dated April 20, 2010. (Incorporated by reference to Exhibit 10.29a of our Current Report on Form 8-K filed March 29, 2010.)
10.30	Reserved for future use.
10.31	Reserved for future use.

10.32	Reserved for future use.
10.33	Reserved for future use.
10.34	Reserved for future use.
10.35	Reserved for future use.
10.36	Letter of Intent between Eternal Energy Corp. and American Eagle Energy Inc. dated February 22, 2011. (Incorporated by reference to Exhibit 10.36 of our Annual Report on Form 10-K filed March 23, 2011.)
10.37	Engagement Letter for Professional Services between Eternal Energy Corp. and C.K. Cooper & Company, dated February 25, 2011. (Incorporated by reference to Exhibit 10.37 of our Annual Report on Form 10-K filed March 23, 2011.)
10.38	Participation and Operating Agreement among Eerg Energy Ulc, AEE Canada Inc., and Passport Energy Inc., dated April 15, 2011. (Incorporated by reference to Exhibit 10.38 of our Registration Statement on Form S-4 filed May 4, 2011.)
10.38a	Amending Agreement to the Participation and Operating Agreement among Eerg Energy Ulc, Aee Canada Inc., and Passport Energy Inc., dated February 1, 2012. (Incorporated by reference to Exhibit 10.38a of our Annual Report on Form 10-K filed April 16, 2012.)
10.39^	Purchase and Sale Agreement among Eternal Energy Corp., American Eagle Energy Inc. and NextEra Energy Gas Producing, LLC, dated May 17, 2011. (Incorporated by reference to Exhibit 10.39 of our Amended Quarterly Report on Form 10-Q/A filed October 11, 2011.)
10.40^	Purchase and Sale Agreement among Eternal Energy Corp., American Eagle Energy Inc. and NextEra Energy Gas Producing, LLC, dated May 17, 2011. (Incorporated by reference to Exhibit 10.40 of our Amended Quarterly Report on Form 10-Q/A filed October 11, 2011.)
10.40a	First Amendment to Purchase and Sale Agreement among Eternal Energy Corp., American Eagle Energy Inc. and NextEra Energy Gas Producing, LLC, dated June 14, 2011. (Incorporated by reference to Exhibit 10.40a of our Quarterly Report on Form 10-Q filed August 18, 2011.)
10.40b	Second Amendment to Purchase and Sale Agreement among Eternal Energy Corp., American Eagle Energy Inc. and NextEra Energy Gas Producing, LLC, dated July 25, 2011. (Incorporated by reference to Exhibit 10.40b of our Quarterly Report on Form 10-Q filed August 18, 2011.)
10.41^	Purchase and Sale Agreement among Eternal Energy Corp., American Eagle Energy Inc. and NextEra Energy Gas Producing, LLC, dated November 15, 2011. (Incorporated by reference to Exhibit 10.41 of our Annual Report on Form 10-K filed April 16, 2012.)
10.42^	Carry Agreement by and among American Eagle Energy Corporation, American Eagle Energy Inc., and NextEra Energy Gas Producing, LLC, dated as of April 16, 2012, and Exhibit C thereto. (Incorporated by reference to Exhibit 10.42 of our Quarterly Report on Form 10-Q filed on August 20, 2012.)
10.43	First Amendment to Carry Agreement by and among American Eagle Energy Corporation, American Eagle Energy Inc., and NextEra Energy Gas Producing, LLC, dated as of July 15, 2012. (Incorporated by reference to Exhibit 10.43 of our Quarterly Report on Form 10-Q filed on August 20, 2012.)
10.44	ISDA Master Agreement by and among American Eagle Energy Corporation, AMZG, Inc. and Macquarie Bank Limited, dated December 27, 2012. (Incorporated by reference to Exhibit 10.44 of our Annual Report on Form 10-K filed on April 16, 2013.)
10.44a	Schedule to the 2002 ISDA Master Agreement by and among American Eagle Energy Corporation, AMZG, Inc., and Macquarie Bank Limited, dated December 27, 2012. (Incorporated by reference to Exhibit 10.44a of our Annual Report on Form 10-K filed on April 16, 2013.)
10.45	Commodity Swap Transaction Confirmation by and among American Eagle Energy Corporation, AMZG, Inc., and Macquarie Bank Limited, dated December 27, 2013. (Incorporated by reference to Exhibit 10.45 of our Annual Report on Form 10-K filed on April 16, 2013.)
10.46	Security Agreement by and among American Eagle Energy Corporation, AMZG, Inc., and Macquarie Bank Limited, dated December 27, 2012. (Incorporated by reference to Exhibit 10.46 of our Annual Report on Form 10-K filed on April 16, 2013.)
10.47	Mortgage, Security Agreement, Fixture Filing, Financing Statement and Assignment of Production and Revenue by and among American Eagle Energy Corporation, AMZG, Inc., and Macquarie Bank Limited, dated December 27, 2012. (Incorporated by reference to Exhibit 10.47 of our Annual Report on Form 10-K filed on April 16, 2013.)
10.48	Purchase and Sale Agreement by and between USG Properties Bakken I, LLC and American Eagle Energy Corporation, dated December 20, 2012. (Incorporated by reference to Exhibit 10.48 of our Annual Report on Form 10-K filed on April 16, 2013.)
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

AMERICAN EAGLE ENERGY CORPORATION

(Registrant)

August 19, 2013	/s/ Bradley M. Colby
Bradley M. Colby
President and Chief Executive Officer

