Form 10-Q
period 2013-09-30
AMERICAN EAGLE ENERGY Corp
filed 2013-11-14
CIK 1282613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
 Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
70,834,140 shares of common stock issued and outstanding at November 11, 2013.

INDEX

A Note About Forward Looking Statements	2

PART I - FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements (Unaudited)	3

Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 (Unaudited)	F-1

Condensed Consolidated Statements of Operations and Comprehensive Income for the Three-Month and Nine-Month Periods Ended September 30, 2013 and 2012 (Unaudited)	F-2

Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2013 and 2012 (Unaudited)	F-4

Notes to the Condensed Consolidated Financial Statements (Unaudited)	F-6

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 4 – Controls and Procedures	14

PART II – OTHER INFORMATION

Item 6 – Exhibits	15

Signatures	19

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

  American Eagle Energy Corporation

Condensed Consolidated Financial Statements

As of September 30, 2013 and December 31, 2012 and
For the Three-Month and Nine-Month Periods Ended September 30, 2013 and 2012

3

American Eagle Energy Corporation

Index to the Financial Statements

As of September 30, 2013 and December 31, 2012 and
For the Three-Month and Nine-Month Periods Ended September 30, 2013 and 2012

Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 (Unaudited)	1

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three-Month and Nine-Month Periods Ended September 30, 2013 and 2012 (Unaudited)	2

Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2013 and 2012 (Unaudited)	4

Notes to the Condensed Consolidated Financial Statements (Unaudited)	6

American Eagle Energy Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2013	2012
Current assets:
Cash	$19,038,092	$19,057,727
Trade receivables	29,992,585	24,750,444
Income tax receivable	223,167	190,000
Prepaid expenses	135,019	133,067
Derivative asset	118,013	-
Total current assets	49,506,876	44,131,238

Equipment and leasehold improvements, net of accumulated depreciation and amortization of $296,628 and $227,067, respectively	146,617	201,329
Oil and gas properties, full-cost method – subject to amortization, net of accumulated depletion of $8,760,276 and $2,978,403, respectively	99,798,033	43,291,543
Oil and gas properties, full-cost method – not subject to amortization	2,908,972	7,349,994
Marketable securities	1,030,897	1,049,859
Other assets	5,017,689	890,149
Total assets	$158,409,084	$96,914,112

Current liabilities:
Accounts payable	$49,206,615	$54,473,721
Amounts due to working interest partners	-	4,956,817
Current derivative liability	-	122,651
Current portion of long-term debt	780,000	5,931,003
Total current liabilities	49,986,615	65,484,192

Asset retirement obligation	886,020	441,609
Noncurrent portion of long-term debt	67,220,000	10,068,997
Noncurrent derivative liability	893,052
Deferred taxes	5,238,543	3,519,494
Total liabilities	124,224,230	79,514,292

Stockholders’ equity:
Common stock, $.001 par value, 194,444,444 shares authorized, 55,068,346 and 46,068,346 shares outstanding	55,068	46,068
Additional paid-in capital	41,790,670	27,094,941
Accumulated other comprehensive loss	(8,378)	(32,091)
Accumulated deficit	(7,652,506)	(9,709,098)
Total stockholders’ equity	34,184,854	17,399,820
Total liabilities and stockholders’ equity	$158,409,084	$96,914,112

The accompanying notes are an integral part of the consolidated financial statements.

American Eagle Energy Corporation
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	For the Three-Month Period		For the Nine-Month Period
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Oil and gas sales	$11,638,900	$2,875,190	$29,637,600	$5,791,442

Operating expenses:
Oil and gas production costs	3,054,953	788,016	7,657,009	1,889,526
General and administrative	1,812,249	1,021,026	4,379,911	3,066,726
Depletion, depreciation and amortization expense	2,524,039	579,434	5,915,340	1,146,631
Impairment of oil and gas properties, subject to amortization	-	-	1,525,027	-

Total operating expenses	7,391,241	2,388,476	19,477,287	6,102,883

Total operating income (loss)	4,247,659	486,714	10,160,313	(311,441)

Interest income	1,700	1,895	6,328	6,769
Dividend income	16,697	17,425	50,919	46,155
Interest expense	(1,315,865)	-	(2,149,002)	(706)
Loss on early extinguishment of debt	(3,713,972)	-	(3,713,972)	-
Realized gain on derivatives	115,708	-	115,708	-
Unrealized loss on derivatives	(934,287)	-	(775,040)	-

Income (loss) before taxes	(1,582,360)	506,034	3,695,254	(259,223)

Income tax benefit (expense)	646,123	386,160	(1,638,660)	645,929

Net income (loss)	$(936,237)	$892,194	$2,056,594	$386,706

Net income (loss) per common share:
Basic	$(0.02)	$0.02	$0.04	$0.01
Diluted	$(0.02)	$0.02	$0.04	$0.01

Weighted average number of shares outstanding -
Basic	52,894,433	45,842,782	50,962,119	45,775,211
Diluted	52,894,433	46,235,033	52,899,571	46,480,412

The accompanying notes are an integral part of the consolidated financial statements.

American Eagle Energy Corporation
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	For the Three-Month Period		For the Nine-Month Period
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$(936,237)	$892,194	$2,056,594	$386,706

Other comprehensive income (loss), net of tax:
Unrealized foreign exchange gains (losses)	1,727	(34,373)	14,509	(68,590)
Unrealized gains (losses) on securities	27,370	64,019	(6,447)	(23,608)
Total other comprehensive income (loss), net of tax	29,097	29,646	8,062	(92,198)

Comprehensive income (loss)	$(907,140)	$921,840	$2,064,656	$294,508

The accompanying notes are an integral part of the consolidated financial statements.

American Eagle Energy Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine-Month Periods
	Ended September 30,
	2013	2012
Cash flows provided by operating activities:
Net income	$2,056,594	$386,706
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	827,362	561,563
Depletion, depreciation and amortization	5,915,340	1,146,631
Accretion of discount on asset retirement obligation	35,523	2,435
Amortization of deferred financing costs	273,933	-
Provision for deferred income tax expense (benefit)	1,661,938	(280,936)
Loss on early extinguishment of debt	3,713,972	-
Impairment of oil and gas properties	1,525,027	-
Net losses on derivatives	652,388	-
Foreign currency transaction gains	2,104	(10,237)
Changes in operating assets and liabilities:
Increase in prepaid expense	(2,466)	(60,284)
Increase in trade receivables	(3,031,789)	(4,126,492)
Increase in income taxes receivable	(33,167)	(276,744)
Increase in deposits	-	(3,304)
Increase in accounts payable	11,654,159	18,459,131
Decrease in income taxes payable	-	(1,460,137)
Net cash provided by operating activities	25,250,918	14,338,332

Cash flows used for investing activities:
Proceeds from the sale of oil and gas properties	-	478,565
Proceeds from the conveyance of working interests	-	3,789,989
Additions to oil and gas properties	(80,431,828)	(18,814,668)
Additions to equipment and leasehold improvements	(14,849)	(227,706)
Increase (decrease) in amounts due to Carry Agreement partner	(4,956,817)	7,665,725
Purchase of certificates of deposit	-	(50,000)
Purchase of marketable securities	-	(51,301)
Net cash used for investing activities	(85,403,494)	(7,209,396)

Cash flows provided by financing activities:
Net proceeds from issuance of stock	13,877,367	110,000
Proceeds from exercise of stock options	-	34,625
Net proceeds from issuance of long-term debt	67,349,190	-
Repayment of debt	(21,131,197)	-
Net cash provided by financing activities	60,095,360	144,625

The accompanying notes are an integral part of the consolidated financial statements.

F-4

American Eagle Energy Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine-Month Periods
	Ended September 30,
	2013	2012

Effect of exchange rate changes on cash	37,581	-

Net change in cash	(19,635)	7,273,561

Cash - beginning of period	19,057,727	12,151,309

Cash - end of period	$19,038,092	$19,424,870

The accompanying notes are an integral part of the consolidated financial statements.

American Eagle Energy Corporation
Notes to the Condensed Consolidated Financial Statements
As of September 30, 2013 and December 31, 2012 and
For the Three-Month and Nine-Month Periods Ended September 30, 2013 and 2012

1.      Description of Business

American Eagle Energy Corporation (the “Company”) was incorporated in the state of Nevada in March 2003 under the name Golden Hope Resources.  In July 2005, the Company changed its name to Eternal Energy Corp.  In December 2011, the Company changed its name to American Eagle Energy Corporation.

The Company engages in the acquisition, exploration, development and producing of oil and gas properties. The Company is primarily focused on extracting proved oil reserves. As of September 30, 2013, the Company had entered into participation agreements related to oil and gas exploration projects in the Spyglass and West Spyglass Properties, located in Divide County, North Dakota, and Sheridan County, Montana and the Hardy Property, located in southeastern Saskatchewan, Canada.  In addition, the Company owns working interests in mineral leases located in Richland, Roosevelt and Toole Counties in Montana.

2.      Summary of Significant Accounting Policies

Interim Financial Information

The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation have been included.  Operating results for the three-month and nine-month periods ended September 30, 2013 are not necessarily indicative of results that may be expected for the year ended December 31, 2013.  The condensed, consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2012.  The December 31, 2012 condensed consolidated balance sheet was derived from audited financial statements.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, AMZG, Inc., EERG Energy ULC (Canadian) and AEE Canada Inc. (Canadian).  All material intercompany accounts, transactions and profits have been eliminated.

Certain reclassifications have been made to prior year balances to conform to the current year’s presentation.  Such reclassifications had no effect on the Company’s net income (loss) for the prior period.

American Eagle Energy Corporation
Notes to the Condensed Consolidated Financial Statements
As of September 30, 2013 and December 31, 2012 and
For the Three-Month and Nine-Month Periods Ended September 30, 2013 and 2012

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

The fair value of the Company’s financial instruments, measured on a recurring basis at September 30, 2013 and December 31, 2012, were as follows:

	Level 1	Level 2	Level 3	Total
September 30, 2013
Marketable securities	$1,030,897	$-	$-	$1,030,897
Current derivative asset		118,013		118,013
Noncurrent derivative liability	-	(893,052)	-	(893,052)

December 31, 2012
Marketable securities	$1,049,859	$-	$-	$1,049,859
Current derivative liability	-	(122,651)	-	(122,651)

4.       Marketable Securities

Available-for-sale marketable securities at September 30, 2013 and December 31, 2012 consist of the following:

		Gains in	Losses in
		Accumulated	Accumulated
	Estimated	Other	Other
	Fair	Comprehensive	Comprehensive
	Value	Income	Income
September 30, 2013
Noncurrent assets:
Common stock	$1,030,897	$-	$(2,348)

December 31, 2012
Noncurrent assets:
Common stock	$1,049,859	$76,796	$-

The fair value of substantially all securities is determined by quoted market prices. There were no sales of marketable securities for the nine-month period ended September 30, 2013.

American Eagle Energy Corporation
Notes to the Condensed Consolidated Financial Statements
As of September 30, 2013 and December 31, 2012 and
For the Three-Month and Nine-Month Periods Ended September 30, 2013 and 2012

5.      Purchases and Sales of Royalty and Property Interests

In December 2012, the Company purchased additional working interests in several key, non-operated spacing units within the Spyglass Property from its Carry Agreement partner.  The purchase price totaled $8,000,000 in cash, of which $2,400,000 was paid at closing.  The remaining $5,600,000 was paid in August 2013.

In January 2013, the Company purchased additional working interests in several key, non-operated spacing units within the Spyglass Property from SM Energy Company.  The purchase price totaled $3,899,500 in cash.

6.      Carry Agreements

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

American Eagle Energy Corporation
Notes to the Condensed Consolidated Financial Statements
As of September 30, 2013 and December 31, 2012 and
For the Three-Month and Nine-Month Periods Ended September 30, 2013 and 2012

Drilling of the first two carried wells commenced prior to the final closing of the Carry Agreement.  As of the date of closing, the Company had incurred drilling costs associated with the first two wells to be covered under the Carry Agreement totaling $3,789,989.  Upon execution of the Carry Agreement, these costs were removed from the Company’s books and an offsetting receivable was created.  The receivable has since been fully collected.  Pursuant to accounting rules, the assignment of a portion of the Company’s working interests in certain existing and future wells under the Carry Agreement has been treated as a conveyance of the working interests.  The Company’s share of the revenues and operating costs of the carried wells for the three-month and nine-month periods ended September 30, 2013, as adjusted pursuant to the graduated conveyance schedule per the Carry Agreement, have been included in the Company’s results of operations for the corresponding period.

Effective July 15, 2012, the Company amended the Carry Agreement with the third-party to include an additional four oil and gas wells.  As of September 30, 2013, the Company has received $28,535,002 of funding under the Carry Agreement, as amended.  Proceeds received pursuant to the terms of the Carry Agreement, subsequent to the closing, are applied against the drilling and completion costs to which they relate.  Additions to oil and gas properties that occurred subsequent to the closing of the Carry Agreement are presented net of proceeds received under the Carry Agreement on the consolidated statement of cash flows.  Funds received pursuant to the Carry Agreement, prior to the incurrence of related drilling costs, are presented as amounts due to working interest partners on the consolidated balance sheet.

As of September 30, 2013, the gross drilling and completion costs of six of the carried wells had exceeded the 120% of AFE limit.  Accordingly, the Company has recorded its working interest share in the excess drilling and completion costs which, as of September 30, 2013, totaled $2,720,524.

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

Pursuant to the terms of the Second Carry Agreement, 50% of the Company’s net revenue interest in each well will be conveyed to the working interest partner for a period of two years or until such a time when the working interest partner has recouped 112% of the carried drilling and completion costs of the well, whichever occurs sooner. In the event that the working interest partner has not recouped 112% of the carried drilling and completion costs by the end of the second year of production, the Company has agreed to make cash payments to the working interest partner in the amount of the shortfall.   Once the working interest partner has recouped 112% of the carried drilling and completion costs of a well, the conveyed working interest and net revenue interest will revert to the Company.

American Eagle Energy Corporation
Notes to the Condensed Consolidated Financial Statements
As of September 30, 2013 and December 31, 2012 and
For the Three-Month and Nine-Month Periods Ended September 30, 2013 and 2012

7.      Farm-Out Agreement

On August 12, 2013, the Company entered into a Farm-Out Agreement (the “Farm-Out Agreement”) with the same working interest partner, pursuant to which (i) that working interest partner agreed to fund 100% of the Company’s working interest share of the drilling and completion costs of up to six new oil and gas wells to be located within the original Spyglass and West Spyglass sections of the Spyglass Property and (ii) the Company will convey, for a period of time, 100% of its net revenue interest in the pre-payout revenues of each farm-out well and 100% of its working interest in the pre-payout operating costs of each farm-out well, to that partner, until such a time when the working interest partner has recouped 112% of the drilling and completion costs associated with each well. Once the working interest partner has recouped 112% of the drilling and completion costs of a well, the working interest partner will convey 30% of the Company’s original working and net revenue interests in each farm-out well back to the Company.

8.       Swap Facility

On December 28, 2012, the Company entered into a prepaid swap facility (“Swap Facility”) with Macquarie Bank Limited (“MBL”), pursuant to which MBL agreed to advance up to $18 million, of which $16 million was received at closing.  The remaining $2 million was received in January 2013.

Funds received under the Swap Facility are accounted for as debt and were scheduled to be repaid through a series of monthly payments from the sale of approximately 212,000 barrels of oil over the five-year period from January 2013 to December 2017, with a final balloon payment of $2 million, due in February 2018.

The annual interest rate associated with the financing approximated 7.4%.  The Company recognized interest expense related to the Swap Facility totaling $183,431 and $902,872 for the three-month and nine-month periods ended September 30, 2013.

The Company incurred investment banking fees and closing costs totaling $780,000 in connection with the negotiation and closing of the Swap Facility.  The Company capitalized these items as deferred financing costs, to be amortized over the life of the Swap Facility.  The Company recognized $38,489 and $150,664 of amortization expense related to the MBL deferred financing costs for the three-month and nine-month periods ended September 30, 2013.  The amortization of deferred loan costs is included as an additional component of interest expense for the respective periods.

As a condition of closing for the Swap Facility, the Company entered into a price swap agreement relative to 59,052 barrels of future oil production, using a fixed price of $88.95 per barrel.  Future payments related to these barrels will occur monthly over the term of the Swap Facility.  The Company did not designate the price swap agreement as a hedge.  Accordingly, management has elected not to apply hedge accounting to this derivative but, instead, to recognize unrealized gains (losses) associated with the derivative in its statement of operations in the period for which such unrealized gains (losses) occur.  The Company recognized realized gains associated with the price swap agreement of $115,708 for the three-month and nine-month periods ended September 30, 2013.

On August 19, 2013, the Company repaid in full the outstanding balance under the Swap Facility using proceeds received from a new Credit Facility (see Note 9).  The total payoff amount was $17,991,000, which included 100% of the then outstanding principal balance, the settlement of all outstanding swap agreements, and certain prepayment penalties.  The Company recognized a loss on the early extinguishment of debt in the amount of $ 3,713,972, which includes prepayment penalties, the termination of related price swap agreements and the write-off of remaining deferred financing costs associated with the Swap Facility.

American Eagle Energy Corporation
Notes to the Condensed Consolidated Financial Statements
As of September 30, 2013 and December 31, 2012 and
For the Three-Month and Nine-Month Periods Ended September 30, 2013 and 2012

9.       Credit Facility

On August 19, 2013, the Company entered into a $200 million credit facility (“Credit Facility”) with Morgan Stanley Capital Group, Inc. (“MSCG”), which is comprised of an initial $68 million term loan (the “Initial Term Loan”), an available term loan of up to $40 million to be used to fund a potential future acquisition (the “Spyglass Tranche A Loan”), and an uncommitted term loan of up to $92 million (the “Tranche B Loan”).  The Credit Facility is collateralized by, among other things, the Company’s oil and gas properties and future oil and gas sales derived from such properties.

The Credit facility has a five-year term and carries a variable interest rate ranging from approximately 5.5% to 10.5%.  The variable interest rate is based primarily on the ratio of the Company’s proved developed reserves to its debt for a given period.  As of September 30, 2013, the applicable variable interest rate on the Credit Facility was 10.5%.  Interest expense related to the Credit Facility for the period August 19, 2013 through September 30, 2013 totaled $833,000.  In addition, the Spyglass Tranche A Loan is subject to an unused commitment fee of 2% per annum.  The unused commitment fee for the period August 19, 2013 through September 30, 2013 totaled $93,333.  This amount is also included in interest expense for the three-month and nine-month periods ended September 30, 2013.

Scheduled principal repayments under the Credit Facility begin in August 2014.  The amount of each monthly principal payment is dependent on the ratio of the present value of the Company’s proved developed reserves, discounted at a rate of 9%, to the amount of borrowing outstanding under the Credit Facility as of certain predetermined dates.  The minimum monthly amortization applicable to the Initial Tranche A Loan is $390,000.  In the event that the Company elects to borrow additional funds under the Spyglass Tranche A Loan, the minimum monthly amortization amount will increase to $600,000.

The Credit Facility contains customary affirmative and negative covenants for borrowings of this type, including limitations on the Company with respect to transactions with affiliates, hedging agreements, dividends and distributions, operations in respect of the property that secures its collective obligations under the Credit Facility, liens and encumbrances in respect of the property that secures our collective obligations under the Credit Facility, subsidiaries and divestitures, indebtedness, investments, and changes in business.

American Eagle Energy Corporation
Notes to the Condensed Consolidated Financial Statements
As of September 30, 2013 and December 31, 2012 and
For the Three-Month and Nine-Month Periods Ended September 30, 2013 and 2012

Proceeds from borrowings under the Initial Tranche A Loan were used: (i) to reduce the Company’s payables, (ii) to develop its Spyglass Property in North Dakota to increase production of hydrocarbons, (iii) to acquire new oil and gas properties within the Spyglass Property, and (iv) to fund general corporate purposes that are usual and customary in the oil and gas exploration and production business.

As a condition of closing for the Credit Facility, the Company entered into a commodity price swap agreement covering 85% of its projected five-year future production on its proved, developed, producing properties.  The Company has not designated the price swap agreement as a hedge.  Accordingly, management has elected not to apply hedge accounting to this derivative but will, instead, recognize unrealized gains (losses) associated with the derivative in its statement of operations in the period for which such unrealized gains (losses) will occur.

The price swap agreement had a fair market value of ($775,039) as of September 30, 2013. The Company has recorded a current derivative asset of $118,013 and a noncurrent derivative liability of ($893,052) on its balance sheet as of September 30, 2013.  The Company recognized unrealized losses associated with the MSGC price swap agreement of ($775,040) for the three-month and nine-month periods ended September 30, 2013.

The Company incurred investment banking fees and closing costs totaling $5,030,810 in connection with the negotiation and closing of the Credit Facility.  The Company has capitalized these items as deferred financing costs, and will amortize these costs over the life of the Credit Facility.  The Company recognized $123,270 of amortization expense related to the MSGC deferred financing costs for the three-month and nine-month periods ended September 30, 2013.  The amortization of deferred loan costs is included as a component of the Company’s interest expense for the period.

10.    Asset Retirement Obligations

The Company has recorded estimated asset retirement obligations for the future plugging and abandonment of operated and non-operated wells within its Spyglass and Hardy Properties.  As of September 30, 2013 and December 31, 2012, the consolidated discounted value of the Company’s asset retirement obligations was $886,020 and $441,609, respectively.  The projected plugging dates for wells in which the Company owns a working interest range from December 31, 2015 to September 30, 2035.

American Eagle Energy Corporation
Notes to the Condensed Consolidated Financial Statements
As of September 30, 2013 and December 31, 2012 and
For the Three-Month and Nine-Month Periods Ended September 30, 2013 and 2012

11.    Equity Transactions

Private Placements

In January 2013, the Company sold 4,000,000 shares of its common stock in a private placement at a price of $1.00 per share.  Proceeds from the sale totaled $4,000,000.

In August 2013, the Company sold 5,000,000 shares of its common stock in a public offering at a price of $2.00 per share.  Proceeds from the sale totaled $9,900,000, net investment banking fees.

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

In September 2013, the Company granted 30,000 options to purchase shares of its common stock to an employee.  The options have an exercise price of $2.29 per share.  The stock options were valued using the Black-Scholes Option Pricing Model and had an aggregate fair market value of $39,657 at the time of grant.

The Company recognized stock-based compensation expense of $302,842 and $207,790 for the three-month periods ended September 30, 2013 and 2012, respectively, and $827,362 and $561,563 for the nine-month periods ended September 30, 2013 and 2012, respectively.

The assumptions used in the Black-Scholes Option Pricing Model for the stock options granted during the nine-month periods ended September 30, 2013 were as follows:

Risk-free interest rate	0.27 to 0.35%
Expected volatility of common stock	67 to 69%
Dividend yield	$0.00
Expected life of options	5 years
Weighted average fair market value of options granted	$1.55

American Eagle Energy Corporation
Notes to the Condensed Consolidated Financial Statements
As of September 30, 2013 and December 31, 2012 and
For the Three-Month and Nine-Month Periods Ended September 30, 2013 and 2012

A summary of stock option activity for the nine-month period ended September 30, 2013 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contract
	Options	Price ($)	Term

Outstanding at December 31, 2012	5,134,600	$0.78	3.6 years

Options granted	345,000	1.55	5.0 years
Options exercised	-	-	-
Options expired	-	-	-
Options forfeited	-	-	-

Outstanding at September 30, 2013	5,479,600	$0.83	3.0 years

Exercisable at September 30, 2013	3,222,100	$0.72	2.3 years

The options outstanding as of September 30, 2013 and December 31, 2012 have an intrinsic value of $1.42 and $0.12 per share and an aggregate intrinsic value of $7,781,607 and $616,152, respectively.

Shares Reserved for Future Issuance

As of September 30, 2013 and December 31, 2012, the Company had reserved 5,479,600 and 5,134,600 shares, respectively, for future issuance upon exercise of outstanding options.

12.    Earnings Per Share

The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2013 and 2012:

	Three Months		Nine Months Ended
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$(936,237)	$892,194	$2,056,594	$386,706
Weighted average number of common shares outstanding	52,894,433	45,842,782	50,962,119	45,775,211
Incremental shares from the assumed exercise of dilutive stock options	-	392,251	1,937,452	705,201
Diluted common shares outstanding	52,894,433	46,235,033	52,899,571	46,480,412

Earnings (loss) per share – basic	$(0.02)	$0.02	$0.04	$0.01
Earnings (loss) per share – diluted	$(0.02)	$0.02	$0.04	$0.01

American Eagle Energy Corporation
Notes to the Condensed Consolidated Financial Statements
As of September 30, 2013 and December 31, 2012 and
For the Three-Month and Nine-Month Periods Ended September 30, 2013 and 2012

Diluted loss per common share for the three-month period ended September 30, 2013 is computed in the same way as basic loss per common share, as the inclusion of additional common shares that would be outstanding if all potential common shares had been issued (2,035,945) would have had an anti-dilutive effect.

13.    Related Party Transactions

The Company’s Chairman and its Chief Operating Officer each own overriding royalty interests in certain of the Company’s operated wells.  Aggregate royalties paid to these two individuals totaled $802,224 and $23,363 for the nine-month periods ended September 30, 2013 and 2012, respectively.

The Company is party to a consulting agreement with Synergy Energy Resources LLC (“Synergy”), pursuant to which Synergy provides monthly geological consulting services to the Company.  One of the Company’s current directors and one current officer own material ownership interests in Synergy.  The Company paid consulting fees to Synergy totaling $126,000 and $112,800 for the nine-month periods ended September 30, 2013 and 2012, respectively.

14.    Subsequent Events

Sale of Common Stock

On October 2, 2013, the Company sold 13,709,386 shares of its common stock at a price of $1.70 per share in a public offering.  The sale of stock was completed pursuant to the Company’s August 2, 2013 shelf registration.  Proceeds from the sale, net of expenses and broker fees, totaled $21,732,599.

On October 9, 2013, the Company sold 2,056,408 shares of its common stock a price of $1.70 per share in public offering.  The sale of stock was completed pursuant to the Company’s August 2, 2013 shelf registration.  Proceeds from the sale, net of expenses and broker fees, totaled $3,261,140.

Additional Borrowing

On October 7, 2013, the Company borrowed $40 million under the terms of the Spyglass Tranche A Loan.

Acquisition of Working Interests

On October 7, 2013, the Company closed on a Purchase, Sale and Option Agreement with one of its working interest partners, whereby the Company:

⋅     reacquired 50% of the working interests and net revenue interests on its ten carried wells that was conveyed to the working interest partner as part of the original and amended Carry Agreements;

American Eagle Energy Corporation
Notes to the Condensed Consolidated Financial Statements
As of September 30, 2013 and December 31, 2012 and
For the Three-Month and Nine-Month Periods Ended September 30, 2013 and 2012

⋅     purchased 25% of the working interest partner’s working interests and net revenue interest in all existing operated and non-operated wells and undeveloped acreage located within the original portion of the Spyglass property; and

⋅     purchased 33.33% of the working interest partner’s working and net revenue interest in all existing operated and non-operated wells and undeveloped acreage located within the West Spyglass section of the Spyglass Property.

The Purchase, Sale and Option Agreement had an effective date of June 1, 2013 and required cash consideration to be paid to the working interest partner totaling $45,070,322.  Proceeds received from the Spyglass Tranche A Loan were used to fund the majority of this transaction.  The agreement also contains an option to purchase additional working and net revenue interests, identical in nature to the acquired working interests and net revenue interests described above, for an additional $47 million.  The option expires 180 days after the date of closing on the Purchase, Sale and Option Agreement. The Purchase, Sale and Option Agreement is dependent on, among other things, the Company obtaining suitable financing prior to closing.

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

Oil prices cannot be predicted with any certainty and have significantly affected profitability and returns for upstream producers. Historically, crude oil prices have averaged approximately $83.81 per barrel over the past five years, per the New York Mercantile Exchange (“NYMEX”). However, during that time, NYMEX oil prices have experienced wide fluctuations in prices, ranging from $36.51 per barrel to $113.93 per barrel, with the median price of $86.73 per barrel. NYMEX oil prices averaged approximately $105.68 and $98.11 during the three-month and nine-month periods ended September 30, 2013, compared to $92.06 and $96.21 for the three-month and nine-month periods ended September 30 2012.

While local supply/demand fundamentals are a decisive factor affecting domestic natural gas prices over the long term, day-to-day prices may be more volatile in the futures markets, such as on the NYMEX and other exchanges, making it difficult to forecast prices with any degree of confidence.

Company Overview

The address of our principal executive office is 2549 W. Main Street, Suite 202, Littleton, Colorado, 80120. Our telephone number is 303-798-5235. Our current operations consist of 22 full-time employees.

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

We are principally engaged in exploration activities in Divide County, North Dakota, where we target the extraction of oil and natural gas reserves from the Middle Bakken and Three-Forks formations. We are aggressively pursuing the development of our Spyglass Property, to which virtually all of our capital is being deployed. Our Spyglass Property represents 97% of our year-to-date revenue and 98% of our estimated proved reserves. We also hold an interest in a small number of wells located in southeastern Saskatchewan, Canada, to which we are not presently deploying capital.

In addition to our existing wells, we own undeveloped acreage interests in the Glacier Prospect, located in Toole County, Montana, and the Sidney North Prospect, located in Richland County, Montana.

Oil & Gas Wells

We are primarily focused on drilling and completing wells located within our Spyglass Property, located in northwestern Divide County, North Dakota. As of September 30, 2013, 25 gross (7.94 net) of our operated Spyglass wells were producing, in which we own working interests ranging from approximately 14% to 50%, with an average working interest of approximately 32%. During the quarter ended September 30, 2013, we added five operated wells to production in our Spyglass Project area, four of which are producing from the Three Forks formation, with the fifth well producing from the Middle Bakken formation. The fifth well is the first resulting from the recently announced Second Carry Agreement in which our JV partner pays 100% of our working interest share of well development costs for up to five Middle Bakken wells, all of which will be operated by American Eagle. We completed the five new wells during September with production from these wells beginning in late September 2013. As a result of the timing, contribution from these wells to third quarter production was minimal.

In addition, we have elected to participate as a non-operating working interest partner in the drilling of 73 gross (3.55 net) wells within the Spyglass Property, of which 71 gross (3.40 net) wells were producing as of September 30, 2013. The remaining 2 gross (0.15 net) wells are scheduled for completion during the fourth quarter of 2013. Our working interest ownership in these non-operated wells ranges from less than 1% to approximately 28%, with an average working interest of approximately 5%.

The following table summarizes our Spyglass Property well activity for the three-month period ended September 30, 2013:

		Non-	Total
	Operated	Operated	Spyglass
Gross Wells
Wells producing at beginning of period	20	61	81
Wells added to production during the period	5	10	15
Wells producing at end of period	25	71	96

Net Wells
Wells producing at beginning of period	6.41	3.14	9.55
Wells added to production during the period	1.53	0.26	1.79
Wells producing at end of period	7.94	3.40	11.34

We also operate three gross (2.60 net) wells and participate as a non-operating working interest partner in a fourth well (50% net working interest) located in southeastern Saskatchewan (the “Hardy Property”). Our working interests in these four gross (3.10 net) wells ranges from 50% to 100%, with an average of approximately 78%. The financial results stemming from the operation of our Canadian wells are significantly less favorable than those of our US wells. Accordingly, we will continue to evaluate the performance of our Hardy wells. Should circumstances dictate, we may elect to shut in our Hardy wells and/or seek to sell our interest in the wells, but no such determination has been made as of the date of this filing.

Operating Results

The following table summarizes our revenue, production data, and operating expenses for the periods indicated:

	For the Three-Month Period		For the Nine-Month Period
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Revenues:
Oil revenues	$11,584,966	$2,873,858	$29,578,290	$5,785,858
Gas revenues	25,922	1,332	31,298	5,584
Liquids revenues	28,012	-	28,012	-
Total revenues	$11,638,900	$2,875,190	$29,637,600	$5,791,442

Sales volumes:
Oil volumes (barrels)	123,343	37,719	327,783	73,788
Gas volumes (mcf)	6,333	435	7,501	1,547
Liquids (barrels)	944	-	944	-
Total barrels of oil equivalent (“BOE”)	125,343	37,792	329,977	74,046

Average daily sales volumes (“BOEPD”)	1,362	411	1,209	270

Average sales price:
Oil sales (per barrel)	$93.92	$76.19	$90.24	$78.41
Effect of settled derivatives (per barrel)	0.94	-	0.35	-
Oil sales, net of settled derivatives	94.86	76.19	90.59	78.41
Gas sales (per mcf)	4.09	3.06	4.17	3.61
Liquids sales (per barrel)	29.67	-	29.67	-
Oil equivalent sales per BOE	$93.78	$76.08	$89.69	$78.21

Operating expenses:
Lease operating expenses (“LOE”)	$1,766,373	$516,620	$4,371,274	$1,360,033
Production taxes	1,288,580	271,396	3,285,735	529,493
Total oil and gas operating expenses	3,054,953	788,016	7,657,009	1,889,526
General and administrative costs, excluding stock-based compensation	1,509,407	813,236	3,552,549	2,505,163
Stock-based compensation	302,842	207,790	827,362	561,563
Depletion, depreciation and amortization	2,524,039	579,434	5,915,340	1,146,631
Impairment of Canadian oil and gas properties	-	-	1,525,027	-
Total operating expenses	$7,391,241	$2,388,476	$19,477,287	$6,102,883

Costs and expenses per BOE:
LOE	$14.09	$13.67	$13.25	$18.37
Production taxes	10.28	7.18	9.95	7.15
Total oil and gas operating expenses	24.37	20.85	23.20	25.52
General and administrative costs, excluding stock-based compensation	12.04	21.52	10.77	33.83
Stock-based compensation	2.42	5.50	2.51	7.58
Depletion, depreciation and amortization	20.14	15.33	17.93	15.49
Impairment of Canadian oil and gas properties	-	-	4.62	-
Total operating expenses	$58.97	$63.20	$59.03	$82.42

	For the Three-Month Period		For the Nine-Month Period
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Adjusted income (Non-GAAP):
Net income (loss)	$(936,237)	$892,194	$2,056,594	$386,706
Add: Impairment of oil and gas properties	-	-	1,525,027	-
Add: Loss on early extinguishment of debt	3,713,972	-	3,713,972	-
Add: Unrealized loss on derivatives	934,287	-	775,040	-
Adjusted income	$3,712,022	$892,194	$8,070,633	$386,706

Adjusted income per share (Non-GAAP):
Basic	$0.07	$0.02	$0.16	$0.01
Diluted	$0.07	$0.02	$0.15	$0.01

Weighted average number of shares outstanding:
Basic	52,894,433	45,842,782	50,962,119	45,775,211
Diluted	54,930,378	46,235,033	52,899,571	46,480,412

Adjusted EBITDA (Non-GAAP):
Net income (loss)	$(936,237)	$892,194	$2,056,594	$386,706
Less: Interest income	(1,700)	(1,895)	(6,328)	(6,769)
Less: Dividend income	(16,697)	(17,425)	(50,919)	(46,155)
Add: Interest expense	1,315,865	-	2,149,002	706
Add: Income tax expense (benefit)	(646,123)	(386,160)	1,638,660	(645,929)
Add: Depletion, depreciation and amortization (non-cash)	2,524,039	579,434	5,915,340	1,146,631
Add: Stock-based compensation (non-cash)	302,842	207,790	827,362	561,563
Add: Impairment of oil and gas properties (non-cash)	-	-	1,525,027	-
Add: Loss on early extinguishment of debt	3,713,972	-	3,713,972	-
Add: Unrealized loss on derivatives	934,287	-	775,040	-
Adjusted EBITDA	$7,190,248	$1,273,938	$18,543,750	$1,396,753

Adjusted cash flow (Non-GAAP):
Adjusted EBITDA	$7,190,248	$1,273,938	$18,543,750	$1,396,753
Less: Interest expense	(1,315,865)	-	(2,149,002)	(706)
Add: Amortization of deferred financing costs	161,758	-	273,933	-
Adjusted cash flow	$6,036,141	$1,273,938	$16,668,681	$1,396,047

Adjusted cash flow per share (Non-GAAP):
Basic	$0.11	$0.03	$0.33	$0.03
Diluted	$0.11	$0.03	$0.32	$0.03

Weighted average number of shares outstanding:
Basic	52,894,433	45,842,782	50,962,119	45,775,211
Diluted	54,930,378	46,235,033	52,899,571	46,480,412

Results of Operations for the Three-Month Period Ended September 30, 2013 vs. 2012

Revenues from sales of oil and gas totaled $11,638,900 for the three-month period ended September 30, 2013, compared to $2,875,190 for the three-month period ended September 30, 2012, an increase of 305%. This increase was driven primarily by a 232% increase in production by volume and a 23% increase in crude oil prices received. Oil sales represented 99.5% of total sales during the three-month period ended September 30, 2013. Production primarily increased due to the addition of 20 gross (7.09 net) productive operated wells and 43 gross (2.33 net) productive non-operated wells in the Williston Basin from October 1, 2012 to September 30, 2013. During the three-month period ended September 30, 2013, we realized a $93.92 average price per barrel of oil ($94.86 including settled derivatives) compared to a $76.19 average price per barrel of oil during the three-month period ended September 30, 2012. The oil price differential discount during the three-month period ended September 30, 2013 was $11.76 per barrel, as compared to $15.87 per barrel in the three-month period ended September 30, 2012. Our US wells accounted for 96.5% ($11,241,089) of our 2013 sales for the quarter.

Lease operating expenses were $1,766,373 for the three-month period ended September 30, 2013 compared to $516,620 for the three-month period ended September 30, 2012. On a per-unit basis, LOE were $14.09 per barrel of oil equivalent (“BOE”) for the three-month period ended September 30, 2013 compared to $13.67 per BOE for the three-month period ended September 30, 2012.  The increase in the average LOE per BOE from 2012 to 2013 is primarily due to the routine workover expense that includes changing out downhole pumps, as a number of our operated wells are now approaching their second year of production, and continuation of road and location repairs that were necessary as a result of extreme weather conditions experienced during the first half of the year. We added 5 gross (1.53 net) operated wells and 10 gross (0.26 net) non-operated wells to production during the three-month period ended September 30, 2013. Typically, LOE associated with newly completed wells are higher in the first few months of production, during which time the wells’ operating activities and characteristics are stabilizing.

Production taxes were $1,288,580 for the three-month period ended September 30, 2013, compared to $271,396 for the three-month period ended September 30, 2012. Production taxes as a percentage of total revenues were 11.1% for the three-month period ended September 30, 2013 compared to 9.4% for the three-month period ended September 30, 2012.

General and administrative expenses, excluding stock based compensation, totaled $1,509,407 for the three-month period ended September 30, 2013, compared to $813,236 for the three-month period ended September 30, 2012. The increase is largely attributable to additional payroll and employee benefit expenses, as the number of our employees grew from 12 as of September 30, 2012 to 19 as of September 30, 2013. We also incurred higher legal and accounting fees during the period, as our Company contemplates various transactions and a potential uplisting of our stock onto a senior, national stock exchange.

Depletion, depreciation and amortization expense was $2,524,039 ($20.14 per BOE) for the three-month period ended September 30, 2013, and $579,434 ($15.33 per BOE) for the three-month period ended September 30, 2012.  Our depletion expense is based on the capitalized costs related to properties having proved reserves, plus the estimated future development costs and asset retirement costs, the sum of which is depleted and amortized on the unit-of-production method based on the estimated gross proved reserves determined by independent petroleum engineers. This increase in depletion expense was due primarily to the addition of 20 gross (7.09 net) productive operated wells and 43 gross (2.33 net) productive non-operated wells in the Williston Basin from October 1, 2012 to September 30, 2013.

In December 2012, we entered into a prepaid swap facility with Macquarie Bank Ltd., pursuant to which we borrowed $18 million. In August 2013, we entered into a credit facility with Morgan Stanley Capital Group, Inc., pursuant to which we borrowed $68 million. A portion of the funds borrowed from MSCG was used to repay the then-outstanding balance on the MBL swap facility in full. We recognized a loss on the early extinguishment of the MBL swap facility of $3,713,972.

We recognized aggregate interest expense totaling $1,315,865 for the three-month period ending September 30, 2013, of which $183,431 related to the MBL swap facility and $926,334 related to the MSCG credit facility. Included in the aggregate interest expense figure is non-cash amortization of deferred financing costs totaling $161,758. The Company did not recognize any interest expense during the corresponding period in 2012, as the Company did not have any outstanding debt at that time. The specific terms of the MBL prepaid swap facility and MSGC credit facility are discussed in the “Liquidity and Capital Resources” section below.

In connection with our MSGC credit facility, we are required to enter into price swap agreements covering a minimum of 85% of the anticipated production from our estimated proved developed reserves. We have elected not to designate the price swap agreements as “hedges” and, accordingly, have not adopted hedge accounting rules with respect to the price swap agreements. As a result, realized and unrealized gains and losses associated with the price swap agreements flow through our statement of operations as gains / losses on derivatives. We recognized realized gains from derivatives of $115,708 and unrealized losses from derivatives totaling ($934,287) for the three-month period ended September 30, 2013. Additional losses or offsetting gains could be recognized in the future, depending on projected future oil prices.

We recognized estimated income tax benefits of $646,123 and $386,160 for the three-month periods ended September 30, 2013 and 2012, respectively. Our US operations and Canadian operations generated pre-tax income (losses) of ($1,500,229) and ($82,131), respectively, for the three-month period ended September 30, 2013, compared to $746,157 and ($240,124) for the three-month period ended September 30, 2012, respectively.

Our results from operations for the three-month period ended September 30, 2013 showed a net loss of $936,237, compared to net income of $892,194 for the three-month period ended September 30, 2012. Our basic and diluted income (loss) per share for the three-month period ended September 30, 2013 was ($0.02), compared to $0.02 for the three-month period ended September 30, 2012.

Our adjusted income for the three-month periods ended September 30, 2013 and 2012 was $3,712,022 and $892,194, respectively.  Adjusted income is derived by adding back unusual or infrequent items, such as the impairment of our Canadian properties and the early extinguishment of debt, as well as the effect of unrealized derivative gains (losses) to our net income.  Adjusted income is a non-GAAP financial measure.

Our adjusted EBITDA for the three-month periods ended September 30, 2013 and 2012 was $7,190,248 and $1,273,938, respectively.  Adjusted EBITDA is derived by removing non-operating expenses, such as interest income (expense) income tax benefit (expense) and dividend income, from the calculation of net income, along with unusual or infrequent items, such as the impairment of our Canadian properties and the early extinguishment of debt, and the effect of non-cash items, such as depletion, depreciation and amortization, stock-based compensation and any unrealized gains (losses) from derivatives.  Adjusted EBITDA is a non-GAAP financial measure.

Results of Operations for the Nine-Month Period Ended September 30, 2013 vs. 2012

Revenues from sales of oil and gas totaled $29,637,600 for the nine-month period ended September 30, 2013, compared to $5,791,442 for the nine-month period ended September 30, 2012, an increase of 412%. This increase was driven primarily by a 346% increase in production by volume and a 15% increase in year-to-date crude oil prices received. Oil sales represented 99.7% of total sales during the nine-month period ended September 30, 2013. Production primarily increased due to the addition of 20 gross (7.09 net) productive operated wells and 43 gross (2.33 net) productive non-operated wells in the Williston Basin from October 1, 2012 to September 30, 2013. During the nine-month period ended September 30, 2013, we realized a $90.24 average price per barrel of oil ($90.59 including settled derivatives) compared to a $78.41 average price per barrel of oil during the nine-month period ended September 30, 2012. Our US wells accounted for 96.5% ($28,606,263) of our sales for the nine-month period ended September 30, 2013.

Lease operating expenses were $4,371,274 for the nine-month period ended September 30, 2013 compared to $1,360,033 for the nine-month period ended September 30, 2012. On a per-unit basis, LOE were $13.25 per BOE for the nine-month period ended September 30, 2013 compared to $18.37 per BOE for the nine-month period ended September 30, 2012. The increase in the average LOE per BOE from 2012 to 2013 is primarily due to road and location repairs that were necessary as a result of extreme weather conditions experienced during the first half of the year and routine workover expenses that were incurred during the third quarter. We added 20 gross (7.09 net) productive operated wells and 43 gross (2.33 net) productive non-operated wells in the Williston Basin from October 1, 2012 to September 30, 2013. Typically, LOE associated with newly completed wells are higher in the first few months of production, during which time the wells’ operating activities and characteristics are stabilizing.

Production taxes were $3,285,735 for the nine-month period ended September 30, 2013, compared to $529,493 for the nine-month period ended September 30, 2012. Production taxes as a percentage of total revenues were 11.1% for the nine-month period ended September 30, 2013, compared to 9.1% for the three-month period ended September 30, 2012.

General and administrative expenses excluding stock based compensation totaled $3,552,549 for the nine-month period ended September 30, 2013, compared to $2,505,163 for the nine-month period ended September 30, 2012. The increase is largely attributable to additional payroll and employee benefit expenses, as the number of our employees grew from 12 as of September 30, 2012 to 19 as of September 30, 2013. We also incurred higher legal and accounting fees during the period, as our Company contemplates various transactions and a potential uplisting of our stock onto a senior, national stock exchange.

Depletion, depreciation and amortization expense was $5,915,340 ($17.93 per BOE) for the nine-month period ended September 30, 2013, and $1,146,631 ($15.49 per BOE) for the nine-month period ended September 30, 2012. Our depletion expense is based on the capitalized costs related to properties having proved reserves, plus the estimated future development costs and asset retirement costs, the sum of which are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves determined by independent petroleum engineers. This increase in depletion expense was due primarily to the addition of 20 gross (7.09 net) productive operated wells and 43 gross (2.33 net) productive non-operated wells in the Williston Basin from October 1, 2012 to September 30, 2013.

Due to lower than anticipate production volumes from our Hardy wells and declining oil prices during the period, we were required to write-down the value of our Canadian oil and gas properties at year-end December 31, 2012, and again at March 31, 2013, pursuant to full-cost accounting rules. In doing so, we recognized an impairment expense of $1,525,027 related to our Hardy Property for the nine-month period ended September 30, 2013. The impairment expense represents a non-cash charge against our earnings.

In August 2013, we recognized a loss on the early extinguishment of the MBL swap facility of $3,713,972. We repaid our then-outstanding balance under the MBL swap facility with proceeds received under our MSCG credit facility.

We recognized aggregate interest expense totaling $2,149,002 for the nine-month period ending September 30, 2013, of which $$902,872 related to the MBL Swap Facility and $926,334 related to the MSCG Credit Facility. Included in the aggregate interest expense figure is non-cash amortization of deferred financing costs totaling $273,933. The Company did not recognize any debt-related interest expense during the corresponding period in 2012 as the Company did not have any outstanding debt at that time. The specific terms of the MBL Swap Facility and MSGC Credit Facility are discussed in the “Liquidity and Capital Resources” section below.

In connection with our MSGC Credit Facility, we are required to enter into price swap agreements covering a minimum of 85% of the anticipated production from our estimated proved developed reserves. We have elected not to designate the price swap agreements as “hedges” and, accordingly, have not adopted hedge accounting rules with respect to the price swap agreements. As a result, realized and unrealized gains and losses associated with the price swap agreements flow through our statement of operations as gains / losses on derivatives. We recognized realized gains from derivatives of $115,708 and unrealized losses from derivatives totaling ($775,040) for the nine-month period ended September 30, 2013. Additional losses or offsetting gains could be recognized in the future, depending on projected future oil prices.

We recognized estimated income tax expense of $(1,638,660) for the nine-month period ended September 30, 2013, compared to an income tax benefit of $645,929 for the corresponding period in 2013. Our US operations and Canadian operations generated pre-tax income (losses) of $5,561,512 and ($1,866,258), respectively, for the nine-month period ended September 30, 2013, compared to ($1,217) and ($258,006) for the nine-month period ended September 30, 2012, respectively.

Our results from operations showed net income of $2,056,594 for the nine-month period ended September 30, 2013, compared to net income of $386,706 for the comparable period in 2012. Our basic and diluted income per share for the nine-month periods ended September 30, 2013 and 2012 were $0.04 and $0.01, respectively.

Our adjusted income for the nine-month periods ended September 30, 2013 and 2012 was $8,070,633 and $386,706, respectively.  Adjusted income is derived by adding back unusual or infrequent items, such as the impairment of our Canadian properties and the early extinguishment of debt, as well as the effect of unrealized derivative gains (losses) to our net income.  Adjusted income is a non-GAAP financial measure.

Our adjusted EBITDA for the nine-month periods ended September 30, 2013 and 2012 was $18,543,750 and $1,396,753, respectively.  Adjusted EBITDA is derived by removing non-operating expenses, such as interest income (expense) income tax benefit (expense) and dividend income, from the calculation of net income, along with unusual or infrequent items, such as the impairment of our Canadian properties and the early extinguishment of debt, and the effect of non-cash items, such as depletion, depreciation and amortization, stock-based compensation and any unrealized gains (losses) from derivatives.  Adjusted EBITDA is a non-GAAP financial measure.

Liquidity and Capital Resources

As of September 30, 2013, our assets totaled $158,409,084, which included, among other items, cash balances of $19,038,092, trade receivables totaling $29,992,585 and marketable securities valued at $1,030,897.

On December 28, 2012, we entered into a prepaid swap facility with MBL, pursuant to which MBL agreed to advance up to $18 million, of which $16 million was received at closing. The remaining $2 million was received in January 2013. Funds received under the Swap Facility were accounted for as debt and were scheduled to be repaid through a series of monthly payments from the sale of approximately 212,000 barrels of oil over the five-year period from January 2013 to December 2017, with a final balloon payment of $2 million, due in February 2018.

On August 9, 2013, we sold 5,000,000 shares of our common stock at a price of $2.00 per share in transaction utilizing our shelf registration. The net proceeds from the sale of equity totaled $9,900,000 and were used to reduce our working capital deficit.

Also in August 2013, we entered into a Second Carry Agreement with one of our working interest partners, pursuant to which that working interest partner agreed to fund 100% of our working interest share of the drilling and completion costs of up to five new oil and gas wells to be located within the Spyglass Property, up to 120% of the original AFE amount. In the event that the gross drilling and completion cost of a carried well exceeds 120% of the AFE amount, the Company and the working interest partner will share in the excess costs based on the working interests stipulated in the Second Carry Agreement.

Pursuant to the terms of the Second Carry Agreement, 50% of the our net revenue interest in each well will be conveyed to the working interest partner for a period of two years or until such a time when the working interest partner has recouped 112% of the carried drilling and completion costs of the well, whichever occurs sooner. In the event that the working interest partner has not recouped 112% of the carried drilling and completion costs by the end of the second year of production, we have agreed to make cash payments to the working interest partner in the amount of the shortfall. Once the working interest partner has recouped 112% of the carried drilling and completion costs of a well, the conveyed working interest and net revenue interest will revert to us.

On August 12, 2013, we entered into a Farm-Out Agreement with the same working interest partner, pursuant to which that working interest partner agreed to fund 100% of our working interest share of the drilling and completion costs of up to six new oil and gas wells to be located within the original Spyglass and West Spyglass sections of the Spyglass Property. Pursuant to the terms of the Farm-Out Agreement, we will convey, for a period of time, 100% of our net revenue interest in the pre-payout revenues of each farm-out well and 100% of our working interest in the pre-payout operating costs of each farm-out well, to that partner, until such a time when the working interest partner has recouped 112% of the drilling and completion costs associated with each well. Once the working interest partner has recouped 112% of the drilling and completion costs of a well, the working interest partner will convey 30% of our original working and net revenue interests in each farm-out well back to us.

On August 19, 2013, we entered into a $200 million Credit Facility with MSCG, which is comprised of an initial $68 million term loan (the “Initial Term Loan”), an available term loan of up to $40 million to be used to fund a potential future acquisition (the “Spyglass Tranche A Loan”), and an uncommitted term loan of up to $92 million (the “Tranche B Loan”). The Credit Facility is collateralized by, among other things, our oil and gas properties and future oil and gas sales derived from such properties. A portion of the funds received from the Initial Term Loan were used to repay in full the then-outstanding balance under the MBL Swap Facility. We recognized a loss on the early extinguishment of the MBL Swap Facility in the amount of $3,713,972. The remaining proceeds from the Initial Term Loan were or will be used (i) to reduce our outstanding payables, (ii) to further develop our Spyglass Property in North Dakota, (iii) to acquire new oil and gas properties within the Spyglass Property and (iv) to fund general corporate purposes.

On October 7, 2013, we closed on the $40 million Spyglass Tranche A Loan, which brought our outstanding balance under the MSCG Credit Facility to $108 million.

In October 2013, we sold an aggregate of 15,765,794 shares of our common stock at a price of $1.70 per share in transaction utilizing our shelf registration. Proceeds received from the sale of equity, net of closing costs, issuance costs and broker fees, totaled $24,993,739.

The aggregate proceeds received by us from the aforementioned sales of equity and borrowings were used to acquire additional working interest in our Spyglass Property, and will be used (i) to fund further development of wells within our Spyglass Property, and (ii) to provide working capital for operations.

The following table calculates our pro forma cash balance as of September 30, 2013, after giving rise to the aforementioned sales of our common stock, the closing of the Spyglass Tranche A Loan and the related working interest acquisition, all of which occurred in October 2013:

September 30, 2013 cash balance as reported	$19,038,092
Add: Proceeds from sale of common stock	24,993,739
Add: Proceeds from the Spyglass Tranche A Loan	40,000,000
Less: Cash paid to acquire additional working interests	(45,070,322)
Pro forma cash balance at September 30, 2013	$38,961,509

It is possible that we will seek additional financing, or raise capital through the sale of additional shares of our common stock in the future, in order to fund future drilling activities, to develop our existing acreage further, or to acquire acreage or interests in other oil and gas properties.

Litigation

As of September 30, 2013, we were not subject to any known, pending or threatened litigation.

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

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS.

The Company also issued its press release on November 13, 2013, a copy of which is furnished as Exhibit 99.1 to this Quarterly Report on Form 10-Q. In the release, the Company announced the results of its operations for its third fiscal quarter.

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

10.5
Common Stock Purchase Agreement by and between American Eagle Energy Corporation and Power Energy Holdings, LLC, dated August 9, 2013. (Incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q filed August 19, 2013.)

10.6*	Purchase, Sale and Option Agreement by and between American Eagle Energy Corporation and USG Properties Bakken I, LLC, dated August 12, 2013.
10.6a*	First Amendment to Purchase, Sale and Option Agreement by and between American Eagle Energy Corporation and USG Properties Bakken I, LLC, dated September 30, 2013.
10.6b*	Second Amendment to Purchase, Sale and Option Agreement by and between American Eagle Energy Corporation and USG Properties Bakken I, LLC, dated October 2, 2013.
10.7	Reserved for future use.
10.8	Reserved for future use.
10.9	Reserved for future use.
10.10	Reserved for future use.
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

10.19	Purchase and Sale and Option Agreement by and between American Eagle Energy Corporation, AMZG, Inc. and USG Properties Bakken I, LLC, dated August 12, 2013.
10.20
Credit Agreement, dated as of August 19, 2013, among American Eagle Energy Corporation, the lenders parties thereto, and Morgan Stanley Capital Group Inc., as administrative agent for such lenders. (Incorporated by reference to Exhibit 10.20 of our Form 8-K filed August 23, 2013.)

10.21
Promissory Note by American Eagle Energy Corporation, dated as of August 19, 2013, payable to the order of Morgan Stanley Capital Group Inc. in the principal amount of $200,000,000. (Incorporated by reference to Exhibit 10.21 of our Form 8-K filed August 23, 2013.)

10.22
Pledge and Security Agreement, dated as of August 19, 2013, among American Eagle Energy Corporation, AMZG, Inc., AEE Canada, Inc., EERG Energy ULC, and Morgan Stanley Capital Group Inc. (Incorporated by reference to Exhibit 10.22 of our Form 8-K filed August 23, 2013.)

10.23
Mortgage-Collateral Real Estate Mortgage, Deed of Trust, Indenture, Security Agreement, Fixture Filing, As-Extracted Collateral Filing, Financing Statement and Assignment of Production, dated as of August 19, 2013, by American Eagle Energy Corporation, AMZG, Inc., and Morgan Stanley Capital Group Inc. (Incorporated by reference to Exhibit 10.23 of our Form 8-K filed August 23, 2013.)

10.24
Guaranty Agreement, dated as of August 19, 2013, among AMZG, Inc., AEE Canada Inc., EERG Energy ULC, and Morgan Stanley Capital Group Inc. (Incorporated by reference to Exhibit 10.24 of our Form 8-K filed August 23, 2013.)

10.25	Form of Warrant of American Eagle Energy Corporation. (Incorporated by reference to Exhibit 10.25 of our Form 8-K filed August 23, 2013.)

10.26	Reserved for future use.
10.27	Lease Agreement dated January 1, 2009 by and between Eternal Energy Corp. and Oakley Ventures, LLC. (Incorporated by reference to Exhibit 10.27 of our Annual Report on Form 10-K filed March 23, 2010.)
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

17

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

21.1	List of Subsidiaries. (Incorporated by reference to Exhibit 21.1 of our Annual Report on Form 10-K filed April 16, 2013.)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Press Release, dated November 13, 2013

*	Filed herewith.
^	Portions omitted pursuant to a request for confidential treatment.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EAGLE ENERGY CORPORATION

(Registrant)

November 13, 2013	/s/ Bradley M. Colby
Bradley M. Colby
President and Chief Executive Officer

19