Form 10-Q
period 2014-03-31
AMERICAN EAGLE ENERGY Corp
filed 2014-05-14
CIK 1282613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014.

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

30,415,604 shares of common stock issued and outstanding at May 7, 2014.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Eagle Energy Corporation

Condensed Consolidated Financial Statements

As of March 31, 2014 and December 31, 2013 and

For the Three-Month Periods Ended March 31, 2014 and 2013

American Eagle Energy Corporation

Index to the Financial Statements

As of March 31, 2014 and December 31, 2013 and

For the Three-Month Periods Ended March 31, 2014 and 2013

5

American Eagle Energy Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2014	2013
Current assets:
Cash	$50,081,532	$31,850,161
Trade receivables	8,955,900	17,919,518
Income taxes receivable	25,000	-
Prepaid expenses	213,858	68,194
Total current assets	59,276,290	49,837,873
Equipment and leasehold improvements, net of accumulated depreciation and amortization of $356,524 and $322,437, respectively	221,598	173,516
Oil and gas properties, full-cost method – subject to amortization, net of accumulated depletion of $16,312,547 and $12,849,063, respectively	237,324,350	155,145,039
Oil and gas properties, full-cost method – not subject to amortization	2,487,322	2,487,158
Marketable securities	1,016,024	1,049,944
Other assets	7,123,972	7,503,612
Total assets	$307,449,556	$216,197,142

Current liabilities:
Accounts payable	$53,830,430	$41,842,068
Current derivative liability	1,260,380	64,737
Current portion of long-term debt	4,800,000	3,000,000
Total current liabilities	59,890,810	44,906,805
Asset retirement obligation	1,293,720	1,059,689
Noncurrent portion of long-term debt	103,200,000	105,000,000
Noncurrent derivative liability	1,377,331	749,872
Deferred taxes	4,755,465	5,385,954
Total liabilities	170,517,326	157,102,320

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value, 48,611,111 shares authorized, 30,370,537 and 17,712,151 shares outstanding	30,371	17,712
Additional paid-in capital	145,937,382	67,197,521
Accumulated other comprehensive income (loss)	107,588	(5,747)
Accumulated deficit	(9,143,111)	(8,114,664)
Total stockholders’ equity	136,932,230	59,094,822
Total liabilities and stockholders’ equity	$307,449,556	$216,197,142

The accompanying notes are an integral part of the condensed consolidated financial statements.

American Eagle Energy Corporation

Condensed Consolidated Statements of Operations

and Comprehensive Income

(Unaudited)

	For the Three-Month Periods
	Ended March 31,
	2014	2013

Oil and gas revenues	$12,545,479	$7,628,707

Operating expenses:
Oil and gas production costs	3,652,876	1,648,534
General and administrative expenses	2,017,538	1,307,333
Depreciation, depletion and amortization	3,635,919	1,274,923
Impairment of oil and gas properties	-	1,525,027
Total operating expenses	9,306,333	5,755,817

Total operating income	3,239,146	1,872,890

Other income (expense)
Interest income	641	3,156
Dividend income	15,797	17,240
Interest expense	(3,214,952)	(418,340)
Realized gains on derivatives	115,648	-
Unrealized loss on derivatives	(1,823,102)	(27,507)
Total other income (expense)	(4,905,968)	(425,451)

Income (loss) before taxes	(1,666,822)	1,447,439

Income tax expense (benefit)	(638,375)	1,092,092

Net income (loss)	$(1,028,447)	$355,347

Net income (loss) per common share:
Basic	$(0.06)	$0.03
Diluted	$(0.06)	$0.03

Weighted average number of shares outstanding:
Basic	18,556,695	12,472,642
Diluted	18,556,695	12,889,584

The accompanying notes are an integral part of the condensed consolidated financial statements.

American Eagle Energy Corporation

Condensed Consolidated Statements of Operations

and Comprehensive Income

(Unaudited)

	For the Three-Month Periods
	Ended March 31,
	2014	2013

Net income (loss)	$(1,028,447)	$355,347

Other comprehensive income (loss):
Unrealized gains (losses) on securities, net of tax	(42,860)	(1,587)
Foreign currency translation adjustments	156,195	(99,958)

Comprehensive income (loss)	$(915,112)	$253,802

The accompanying notes are an integral part of the condensed consolidated financial statements.

American Eagle Energy Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three-Month Periods
	Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(1,028,447)	$355,347
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash transactions:
Stock-based compensation	454,026	237,348
Depreciation, depletion and amortization	3,635,919	1,274,923
Accretion of discount on asset retirement obligation	21,906	2,631
Amortization of deferred financing costs	379,640	45,231
Provision for deferred income tax expense (benefit)	(630,489)	1,091,636
Impairment of oil and gas properties	-	1,525,027
Unrealized loss on derivatives	1,823,102	27,507
Changes in operating assets and liabilities:
Income taxes receivable	(25,000)	-
Trade receivables	4,374,671	5,510,325
Prepaid expense	(145,785)	(67,381)
Accounts payable	(1,475,176)	481,359
Net cash from operating activities	7,384,367	10,483,953

Cash flows used for investing activities:
Additions to oil and gas properties	(67,349,728)	(13,923,555)
Additions to equipment and leasehold improvements	(82,169)	(3,453)
Purchases of equity securities	(8,940)	-
Decrease in amounts due to Carry Agreement partner	-	(2,450,723)
Net cash used for investing activities	(67,440,837)	(16,377,731)

Cash flows from financing activities:
Proceeds from issuance of stock	78,298,494	4,000,000
Proceeds from issuance of long-term debt	-	2,000,000
Repayment of long-term debt	-	(970,803)
Net cash from financing activities	78,298,494	5,029,197
Effect of exchange rate changes on cash	(10,653)	(83,425)
Net change in cash	18,231,371	(948,006)
Cash - beginning of period	31,850,161	19,057,727
Cash - end of period	$50,081,532	$18,109,721

The accompanying notes are an integral part of the consolidated financial statements.

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of March 31, 2014 and December 31, 2013 and

For the Three-Month Periods Ended March 31, 2014 and 2013

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

The Company engages in the acquisition, exploration and development of oil and gas properties, and is primarily focused on extracting proved oil reserves from those properties. As of March 31, 2014, the Company had entered into participation agreements related to oil and gas exploration and development projects in the Spyglass Area, located in Divide County, North Dakota, and Sheridan County, Montana, and the Hardy Property, located in southeastern Saskatchewan, Canada. In addition, the Company owns working interests in mineral leases located in Richland, Roosevelt and Toole Counties in Montana.

2.	Summary of Significant Accounting Policies

Interim Financial Information

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial statements in in accordance with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation have been included. Operating results for the tree-month period ended March 31, 2014 are not necessarily indicative of results that may be expected for the year ended December 31, 2014. The condensed, consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2013. The December 31, 2013 consolidated balance sheet was derived from audited financial statements.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, AMZG, Inc., EERG Energy ULC (Canadian) and AEE Canada Inc. (Canadian). All material intercompany accounts, transactions and profits have been eliminated.

Certain reclassifications have been made to prior year balances to conform to the current year’s presentation. Such reclassifications had no effect on the Company’s net income for the prior period.

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of March 31, 2014 and December 31, 2013 and

For the Three-Month Periods Ended March 31, 2014 and 2013

3.	Marketable Securities and Fair Value of Financial Instruments

Available-for-sale marketable securities at March 31, 2014 and December 31, 2013 consist of the following:

		Gains in	Losses in
		Accumulated	Accumulated
	Estimated	Other	Other
	Fair	Comprehensive	Comprehensive
	Value	Income	Income
March 31, 2014
Noncurrent assets:
Common stock	$1,016,024	$36,587	$-

December 31, 2013
Noncurrent assets:
Common stock	$1,049,944	$76,881	$-

The fair value of all securities is determined by quoted market prices. There were no sales of marketable securities for the three-month period ended March 31, 2014.

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

The fair value of the Company’s financial instruments, measured on a recurring basis at March 31, 2014 and December 31, 2013, were as follows:

	Level 1	Level 2	Level 3	Total
March 31, 2014
Marketable securities	$1,016,024	$-	$-	$1,016,024
Current derivative liability	-	(1,260,380)	-	(1,260,380)
Noncurrent derivative liability	-	(1,377,331)	-	(1,377,331)

December 31, 2013
Marketable securities	$1,049,944	$-	$-	$1,049,944
Current derivative asset	-	210,779	-	210,779
Current derivative liability	-	(275,516)	-	(275,516)
Noncurrent derivative liability	-	(749,872)	-	(749,872)

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of March 31, 2014 and December 31, 2013 and

For the Three-Month Periods Ended March 31, 2014 and 2013

4.	Purchases of Property Interests

In January 2013, the Company purchased additional net revenue and working interests in several key, non-operated spacing units within the Spyglass Area from SM Energy Company. The purchase price totaled approximately $3.9 million in cash, which was paid at closing.

In October 2013, the Company purchased additional net revenue and working interests in proved producing and proved undeveloped properties located within the Spyglass Area from a certain working interest partner. The transaction closed on October 2, 2013 with an effective date of June 1, 2013. The gross purchase price for the acquired interests totaled $47 million. The net purchase prices, after taking into consideration revenues and operating expenses associated with the acquired interests from the period June 1, 2013 through the closing date, totaled $41.4 million. To finance the acquisition, the Company sold shares of its common stock, through two public offerings (See Note 11), and borrowed an additional $40 million under its existing credit facility with Morgan Stanley Capital Group, Inc. (“MSCG”)(See Note 8). The agreement contained the option to purchase additional net revenue and working interests in the same producing and proved undeveloped properties at a later date.

In March 2014, the Company exercised its option to purchase the additional net revenue and working interests in proved producing and proved undeveloped properties located within the Spyglass Area from the same working interest partner. The transaction closed on March 26, 2014 with an effective date of June 1, 2013. The gross purchase price for the acquired interests totaled $47 million. The purchase price is subject to adjustments for revenues, operating expenses and capital expenditures associated with the acquired interests from the period June 1, 2013 through the closing date. The acquisition of the additional net revenue and working interests was funded with proceeds received from a March 2014 public offering, as discussed in Note 11).

Supplemental Pro Forma Information (Unaudited)

The Company’s consolidated statement of income for the three-month period ended March 31, 2013 does not include any revenues or oil and gas operating expenses related to the net revenue and working interests, as the transaction closed on March 26, 2014.

Had the purchase of these additional net revenue and working interests occurred on January 1, 2013, the Company’s consolidated financial statements for the three-month periods ended March 31, 2014 and 2013 would have been as follows:

	2014	2013
Pro forma revenues	$15,719,473	$13,081,040

Pro forma net income (loss)	$(381,402)	$1,105,818

Pro forma income (loss) per share - basic	$(0.01)	$0.04

Pro forma income (loss) per share – diluted	$(0.01)	$0.04

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of March 31, 2014 and December 31, 2013 and

For the Three-Month Periods Ended March 31, 2014 and 2013

The acquisition of the working interests could not have been completed without an initial acquisition of related working interests that occurred in October 2013. Accordingly, the pro forma effect of the initial acquisition of working interests has also been included in the pro forma information presented above for the three-month period ended March 31, 2013.

Also in March 2014, the Company acquired certain undeveloped acreage from the same working interest at a price of approximately $7.5 million.

5.	Carry Agreement

On April 16, 2012, the Company entered into a Carry Agreement with a third-party working interest partner (the “Carry Agreement Partner”), pursuant to which (i) the Carry Agreement Partner agreed to fund 100% of the Company’s working interest share of the drilling and completion costs of up to six new oil and gas wells within our Spyglass Area, up to 120% of the original AFE amount, and (ii) the Company agreed to convey, for a limited duration, a portion of its revenue interest in the pre-payout revenues of each carried well and a portion of its working interest in the pre-payout operating costs of each carried well, to the Carry Agreement Partner. In the event that the gross drilling and completion cost of a carried well exceeds 120% of the AFE amount, the Company and the Carry Agreement Partner would share in the excess costs based on the working interests stipulated in the Carry Agreement.

Pursuant to the terms of the Carry Agreement, the portion of the Company’s net revenue interest in each well to be conveyed to the Carry Agreement Partner followed a graduated scale, whereby 50% of the Company’s net revenue and working interests are assigned to the Carry Agreement Partner during the first year of the well’s production or until the carried costs, plus the 12% return, have been achieved, whichever occurs first. In the event that the Carry Agreement Partner had not recouped all of the carried costs plus the 12% return by the end of the first year of production, the assignment of the Company’s net revenue and working interests in the well would increase from 50% to 75% for the second year of production or until the carried costs, plus the 12% return, had been achieved, whichever occurs first. In the event that the Carry Agreement Partner had not recouped all of the carried costs, plus the 12% return, by the end of the second year of production, the assignment of the Company’s net revenue and working interests in the well would increase to 100% until the carried costs, plus the 12% return, had been achieved. Once payout has occurred (112% of the costs on a well-by-well basis), the respective working interests in the revenues from each carried well would revert to the original working interests in each such well.

Effective July 15, 2012, the Company amended the Carry Agreement with the third-party to include an additional four oil and gas wells.

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of March 31, 2014 and December 31, 2013 and

For the Three-Month Periods Ended March 31, 2014 and 2013

In August 2013, the Company entered into a second carry agreement (the “Second Carry Agreement”) with the Carry Agreement Partner, pursuant to which (i) that Carry Agreement Partner agreed to fund 100% of the Company’s working interest share of the drilling and completion costs of up to five new oil and gas wells to be located within the Spyglass Area, up to 120% of the original AFE amount, and (ii) the Company agreed to convey, for a limited duration, 50% of its revenue interest in the pre-payout revenues of each carried well and 50% of its working interest in the pre-payout operating costs of each carried well, to the Carry Agreement Partner.  In the event that the gross drilling and completion cost of a carried well exceeds 120% of the AFE amount, the Company and the Carry Agreement Partner will share in the excess costs based on the working interests stipulated in the Carry Agreement.

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

As discussed in Note 4, the Company acquired net revenue and working interests associated with certain properties, in March 2014, which included 100% of the net revenue and working interests that had been conveyed to the Carry Agreement Partner, which effectively terminated the Carry Agreement.

As of March 31, 2014, all five of the wells to be drilled pursuant to the Second Carry Agreement have been completed. To date, the Company has received approximately $12.1 million of funding under the Second Carry Agreement. As of March 31, 2014, the cost of drilling and completing each of these five wells has not exceeded the 120% of AFE cost threshold. Accordingly, the Company has not recorded any drilling and completion costs associated with these five wells as of March 31, 2014. None of the five wells covered by the Second Carry Agreement has achieved payout as of March 31, 2014.

6.	Farm-Out Agreement

In August 2013, the Company entered into a Farm-Out Agreement (the “Farm-Out Agreement”) with the Carry Agreement Partner, pursuant to which (i) that Carry Agreement Partner agreed to fund 100% of the Company’s working interest share of the drilling and completion costs of up to six new oil and gas wells to be located within the original Spyglass and West Spyglass sections of the Spyglass Area and (ii) the Company agreed to convey, for a period of time, 100% of its net revenue interest in the pre-payout revenues of each farm-out well and 100% of its working interest in the pre-payout operating costs of each farm-out well, to the Carry Agreement Partner, until such a time when the Carry Agreement Partner has recouped 112% of the drilling and completion costs associated with each well.  Once the Carry Agreement Partner has recouped 112% of the drilling and completion costs of a well, the Carry Agreement Partner will convey 30% of the Company’s original working and net revenue interests in each farm-out well back to the Company.

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of March 31, 2014 and December 31, 2013 and

For the Three-Month Periods Ended March 31, 2014 and 2013

As of March 31, 2014, five of the six wells drilled pursuant to the Farm-Out Agreement have been completed. The remaining well is awaiting drilling. None of the six wells covered by the Farm-Out Agreement has achieved payout as of March 31, 2014.

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

The annual interest rate associated with the Swap Facility approximated 7.4%. The Company recognized interest expense related to the Swap Facility totaling approximately $292,000 for the three-month period ended March 31, 2013.

The Company incurred investment banking fees and closing costs totaling $780,000 in connection with the negotiation and closing of the MBL Swap Facility. The Company capitalized these items as deferred financing costs, to be amortized over the life of the Swap Facility. The Company recognized approximately $45,000 of amortization expense related to the deferred financing costs for the three-month period ended March 31, 2013. The amortization of deferred loan costs is included as an additional component of interest expense for the respective periods.

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

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of March 31, 2014 and December 31, 2013 and

For the Three-Month Periods Ended March 31, 2014 and 2013

Proceeds from borrowings under the Initial Term Loan totaling $68 million were used: (i) to repay amounts outstanding under the Swap Facility, thus fully extinguishing the Swap Facility, (ii) to reduce the Company’s payables, (iii) to develop its Spyglass Area in North Dakota to increase production of hydrocarbons, (iv) to acquire new oil and gas properties within the Spyglass Area and (v) to fund general corporate purposes that are usual and customary in the oil and gas exploration and production business.

Proceeds from borrowings under the Spyglass Tranche A Loan totaling $40 million were used to purchase additional net revenue and working interests in the Spyglass Area (See Note 4).

The Credit facility has a five-year term and carries a variable interest rate ranging from approximately 5.5% to 10.5%. The variable interest rate is based primarily on the ratio of the Company’s proved developed reserves to its debt for a given period. As of March 31, 2014, the applicable variable interest rate on the Credit Facility was 10.5%. Interest expense related to the Initial Term Loan and Spyglass Tranche A Loan totaled approximately $2.8 million for the three-month period ended March 31, 2014.

The Company incurred investment banking fees and closing costs totaling approximately $7.8 million in connection with the negotiation and closing of the Initial Term Loan and Spyglass Tranche A Loan. The Company has capitalized these items as deferred financing costs, and amortizes these costs over the life of the Credit Facility using the effective interest method. The amortization of deferred financing costs is included as a component of the Company’s interest expense for the period. The Company amortized approximately $380,000 of deferred financing costs related to the Credit Facility during the three-month period ended March 31, 2014.

Scheduled principal repayments under the Credit Facility begin in August 2014. The amount of each monthly principal payment is dependent on the ratio of the present value of the Company’s proved developed reserves, discounted at a rate of 9%, to the amount of borrowing outstanding under the Credit Facility as of certain predetermined dates. The minimum monthly amortization applicable to the Initial Term Loan and the Spyglass Tranche A Loan is $600,000. Accordingly, the Company has classified $4.8 million of the debt outstanding under the Credit Facility as a current liability.

The Credit Facility contains customary affirmative and negative covenants for borrowings of this type, including limitations on the Company with respect to transactions with affiliates, hedging agreements, dividends and distributions, operations in respect of the property that secures its collective obligations under the Credit Facility, liens and encumbrances in respect of the property that secures our collective obligations under the Credit Facility, subsidiaries and divestitures, indebtedness, investments, and changes in business. As of March 31, 2014, the Company was in compliance with these covenants.

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of March 31, 2014 and December 31, 2013 and

For the Three-Month Periods Ended March 31, 2014 and 2013

Future minimum principal payments under the Credit Facility are as follows:

2014	$3,000,000
2015	7,200,000
2016	7,200,000
2017	7,200,000
2018	83,400,000
Total	$108,000,000

9.	Price Swap Agreements

As a condition of closing for the Swap Facility (see Note 7), the Company entered into various commodity derivative contracts to mitigate the effects of potential downward pricing on the Company’s oil and gas revenues. The contracts included floating vs. fixed price swaps for the Company’s produced oil. The Company did not designate the price swap agreements as hedges. Accordingly, management elected not to apply hedge accounting to these derivatives but, instead, recognized unrealized gains (losses) associated with the derivative in its statement of operations in the period for which such unrealized gains (losses) occur. These price swaps were closed at the time that the Swap Facility was repaid in full. The Company recognized realized losses on the price swap agreements associated with the Swap Facility of approximately $80,000 for the three-month period ended March 31, 2013. Due to the nature of the Swap Agreement, the realized losses were presented as an additional component of the Company’s interest expense for the period.

As a condition of closing for the Credit Facility (see Note 8), the Company entered into a commodity price swap agreement covering 85% of its projected five-year future production on its proved, developed, producing properties. The Company has not designated the price swap agreement as a hedge. Accordingly, management has elected not to apply hedge accounting to this derivative but will, instead, recognize unrealized gains (losses) associated with the derivative in its statement of operations in the period for which such unrealized gains (losses) will occur. The Company recognized realized gains of approximately $116,000 and unrealized losses of approximately $1.8 million on the price swap agreements associated with the Credit Facility for the three-month period ended March 31, 2014.

The Company’s outstanding price swap agreements had the following net fair market values as of March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
Current derivative asset	$-	$210,779
Current derivative liability	(1,260,380)	(275,516)
Noncurrent derivative liability	(1,377,331)	(749,872)
Net derivative liability	$(2,637,711)	$(814,609)

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of March 31, 2014 and December 31, 2013 and

For the Three-Month Periods Ended March 31, 2014 and 2013

10.	Asset Retirement Obligations

The Company has recorded estimated asset retirement obligations for the future plugging and abandonment of operated and non-operated wells within its Spyglass and Hardy Properties. As of March 31, 2014 and December 31, 2013, the consolidated discounted value of the Company’s asset retirement obligations was approximately $1.3 million and $1.1 million, respectively. The projected plugging dates for wells in which the Company owns a working interest ranges from December 31, 2015 to June 30, 2035.

11.	Equity Transactions

Reverse Split

In March 2014, the Company completed a 1-for-4 reverse split of its common stock. Pursuant to accounting guidelines, all historical share and per-share data contained in these financial statements have been restated to reflect the reverse split as it if had occurred on January 1, 2013.

Private Placement

In January 2013, the Company sold 1,000,000 shares of its common stock in a private placement at a price of $4.00 per share. Proceeds from the sale totaled $4,000,000.

Public Offerings

In August 2013, the Company sold 1,250,000 shares of its common stock in a public offering at a price of $8.00 per share. Proceeds from the sale totaled $9.9 million, net of investment banking fees.

In October 2013, the Company sold 3,941,449 shares of its common stock at a price of $6.80 per share in two public offerings. The sales were completed pursuant to the then-current shelf registration, which was filed in August 2013. Proceeds from the sales, net of expenses, broker fees and commissions, totaled approximately $25.0 million.

In March 2014, the Company sold 12,650,000 shares of its common stock in a public offering at a price of $6.60 per share. The sale of stock was completed pursuant to the Company’s December 2013 shelf registration. Proceeds from the sale, net of expenses, broker fees and commissions, totaled approximately $78.0 million.

Stock Options

During the year ended December 31, 2013, the Company granted 440,000 stock options to members of its Board of Directors, employees and certain key third-party consultants. The options have exercise prices ranging from $5.84 to $9.28 per share. Each of the stock options granted has a five-year life and vest 50% on the one-year anniversary of the grant date, with the remaining 50% vesting on the second-year anniversary date.

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of March 31, 2014 and December 31, 2013 and

For the Three-Month Periods Ended March 31, 2014 and 2013

The assumptions used in the Black-Scholes Option Pricing Model for the stock options granted during the 2013 were as follows:

Risk-free interest rate	0.23 to 0.35%
Expected volatility of common stock	62% to 84%
Dividend yield	$0.00
Expected life of options	5 years

The Company did not grant any stock options during the three-month period ended March 31, 2014.

The options outstanding as of March 31, 2014 and December 31, 2013 have an intrinsic value of $2.73 and $4.12 per share and an aggregate intrinsic value of approximately $5.3 million and $7.9 million, respectively.

Shares Reserved for Future Issuance

As of March 31, 2014 and December 31, 2012, the Company had reserved 1,926,775 shares for future issuance upon exercise of outstanding options.

12.	Earnings Per Share

The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three-month periods ended March 31, 2014 and 2013:

	2014	2013
Net income (loss)	$(1,028,447)	$355,347

Weighted average number of common shares outstanding	18,556,695	12,472,642
Incremental shares from the assumed exercise of dilutive stock options	-	416,942
Diluted common shares outstanding	18,556,695	12,889,584

Earnings per share - basic	$(0.06)	$0.03
Earnings per share - diluted	$(0.06)	$0.03

Because the Company recognized a net loss for the three-month period ended March 31, 2014, the calculation of diluted loss per share is the same as the calculation of basis loss per share, as the effect of including any incremental shares from the assumed exercise of dilutive stock options would be anti-dilutive. The number of anti-dilutive shares that have been excluded from the calculation of diluted loss per share for the three month-period ended March 31, 2014 is 648,423.

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of March 31, 2014 and December 31, 2013 and

For the Three-Month Periods Ended March 31, 2014 and 2013

13.	Related Party Transactions

The Company is under contract through February 2015 to sell 100% of its oil, gas and liquids production to Power Energy Partners LP (“Power Energy”). As of March 31, 2014, Power Energy holds 2,250,000 shares of our common stock.

The Company routinely obtains legal services from a firm for whom one of its directors serves as a principal. Fees paid this firm approximated $21,000 and $1,000 for the three-month periods ended March 31, 2014 and 2013, respectively.

The Company receives monthly geological consulting services from Synergy Energy Resources LLC (“Synergy”). One of the Company’s current directors and one current officer own material ownership interests in Synergy. The Company incurred $42,000 of consulting expenses from Synergy during the three-month periods ending 2014 and 2013.

The Company’s Chairman and Chief Operating Officer each owns overriding royalty interests in certain of the Company’s operated wells. The overriding royalty interests were obtained prior the Company’s acquisition of AEE, Inc. in December 2011. Royalties paid to these individuals totaled approximately $166,000 and $169,000 for the three-month periods ended March 31, 2014, respectively, and approximately $106,000 and $96,000 for the three-month period ended March 31, 2013, respectively.

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

Oil prices cannot be predicted with any certainty and have significantly affected profitability and returns for upstream producers. Historically, West Texas Intermediate (“WTI”) crude oil prices have averaged approximately $88.37 per barrel over the past five years, per the U.S. Energy Information Administration. However, during that time, WTI oil prices have experienced wide fluctuations in prices, ranging from $45.82 per barrel to $113.39 per barrel, with the median price of $90.71 per barrel. The daily WTI oil prices averaged approximately $98.68 and $94.33 for the three-month periods ended March 31, 2014 and 2013, respectively.

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

As of November 20, 2013, our common stock has been listed on the NYSE MKT LLC under the symbol “AMZG.” Prior to that, it was quoted on the OTC Bulletin Board and the OTC Markets Group Inc.’s OTCQX tier under the symbol “AMZG”.

Our Company was incorporated in the State of Nevada under the name “Golden Hope Resources Corp.” on July 25, 2003 and is engaged in the acquisition, exploration, and development of natural resource properties and is primarily focused on extracting proved oil reserves on those properties. On November 7, 2005, we filed documents with the Nevada Secretary of State to change our name to “Eternal Energy Corp.” by way of a merger with our wholly-owned subsidiary, Eternal Energy Corp., which was formed solely to facilitate the name change. In December 2011, we again filed documents with the Nevada Secretary of State to change our name to “American Eagle Energy Corporation” in conjunction with our acquisition of, and merger with, American Eagle Energy Inc.

We are principally engaged in exploration and production activities in the northwest portion of Divide County, North Dakota, where we target the extraction of oil and natural gas reserves from the Middle Bakken and Three Forks formations. We are aggressively pursuing the development of our Spyglass Area, to which virtually all of our capital is being deployed. Our Spyglass Area generated 98% of our revenue for the three-month period ended March 31, 2014 and represents 99% of our estimated proved reserves as of December 31, 2013. We also hold an interest in a small number of wells located in southeastern Saskatchewan, Canada, to which we are not presently deploying capital.

In addition to our existing wells, we own undeveloped acreage interests located in Sheridan, Daniels and Richland Counties, Montana. We currently do not plan to devote capital to any of these areas over the next twelve months.

Oil & Gas Wells

We are primarily focused on drilling and completing wells located within our Spyglass Area, located in northwestern Divide County, North Dakota. As of March 31, 2014, 35 gross (19.67 net) of our operated Spyglass wells were producing, in which we own working interests ranging from approximately 24% to 75%, with an average working interest of approximately 63%. At March 31, 2014, there were 26 gross (15.74 net) operated wells producing from the Three Forks formation and 9 gross (3.93 net) operated wells producing from the Middle Bakken formation. During the three-month period ended March 31, 2014, we added 7 gross operated wells (3.23 net) to production in our Spyglass Project area. In addition, we added 2.78 net operated wells to production as a result of acquiring additional working interests in our existing operated wells.

In addition, we have elected to participate as a non-operating working interest partner in the drilling of 81 gross (4.46 net) wells within the Spyglass Area, of which 77 were producing as of March 31, 2014. Our working interest ownership in these non-operated wells ranges from less than 1% to approximately 28%, with an average working interest of approximately 5%.

The following table summarizes our Spyglass Area well activity for the three-month period ended March 31, 2014:

		Non-	Total
	Operated	Operated	Spyglass
Gross Wells
Wells producing at beginning of period	28	75	103
Wells added to production during the period	7	2	9
Wells producing at end of period	35	77	112

Net Wells
Wells producing at beginning of period	13.66	3.65	17.31
Wells added to production during the period	6.01	0.65	6.66
Wells producing at end of period	19.67	4.30	23.97

We also operate three gross (2.50 net) wells and participate as a non-operating working interest partner in a fourth well (50% net working interest) located in southeastern Saskatchewan (the “Hardy Property”). Our working interests in these four gross (3.00 net) wells ranges from 50% to 100%, with an average of approximately 78%. The financial results stemming from the operation of our Canadian wells are significantly less favorable than those of our US wells. Accordingly, we will continue to evaluate the performance of our Hardy wells. As of March 31, 2014, two of the operated Hardy wells were shut in. Should circumstances dictate, we may elect to shut in our remaining Hardy wells and/or seek to sell our interest in the wells.

Our capital expenditures related to well development totaled approximately $25.0 million for the three-month period ended March 31, 2014. The cost of drilling and completing successful wells is dependent on a number of factors including, among other things, the vertical depth of the well, the lateral length of the well, the geological zone targeted for development, the methods used to complete the wells and the weather conditions at the time the wells are drilled. In general, our costs of drilling and completing wells that we operate decreased significantly during 2013 as a result of more efficient drilling operations, which has decreased the average number of days it takes for us to reach total depth on our wells. We also utilized newer completion strategies and equipment.

During the three-month period ended March 31, 2014, we spent approximately $60.4 million to acquire additional working and net revenue interests in existing producing wells, as well as to expand our overall acreage position in areas containing proved oil and gas reserves.

Oil and Gas Reserves

As of December 31, 2013, the date of our most recent reserve report, our estimated proved oil and gas reserves consisted of approximately 4.7 million barrels of oil equivalent (“BOE”). The estimated pre-tax present value of our proved oil and gas reserves, discounted at an annual rate of 10% (“PV10”), was approximately $308.1 million as of December 31, 2013, the date of our last reserve report. We estimate that the working interest acquisitions completed during the three-month period ended March 31, 2014 will add approximately $55.4 million in additional PV10 value to our existing reserves.

Operating Results

The following table summarizes our consolidated revenue, production data, and operating expenses for the three month periods ended March 31, 2014 and 2013:

	2014	2013
Revenues:
Oil revenues	$12,266,834	$7,627,642
Gas revenues	72,415	1,065
Liquids revenues	206,230	-
Total revenues	$12,545,479	$7,628,707

Sales volumes:
Oil (barrels)	140,841	87,440
Gas (1,000 cubic feet “mcf”)	11,370	187
Liquids (barrels)	5,312	-
Total barrels of oil equivalent (“BOE”)	148,048	87,471

Average daily sales volumes (“BOEPD”)	1,645	972

Average sales prices:
Oil sales (per barrel)	$87.10	$87.23
Effect of settled derivatives (per barrel)	0.82	-
Oil sales, net of settled derivatives (per barrel)	87.92	87.23
Gas sales (per mcf)	6.37	5.70
Liquids sales (per barrel)	38.83	-
Oil equivalent sales per BOE	$85.52	$87.21

Adjusted Operating expenses (Non-GAAP):
Lease operating expenses (“LOE”)	$2,273,471	$810,622
Production taxes	1,379,405	837,912
Total oil and gas operating expenses	3,652,876	1,648,534
General and administrative expenses, excluding stock-based compensation	1,563,512	1,069,985
Stock-based compensation (non-cash)	454,026	237,348
Depletion, depreciation and amortization (non-cash)	3,635,919	1,274,923
Impairment of oil and gas properties (non-cash)	-	1,525,027
Total operating expenses	$9,306,333	$5,755,817

24

	2014	2013
Costs and expenses per BOE:
LOE	$15.36	$9.27
Production taxes	9.32	9.58
Total oil and gas operating expenses	24.68	18.85
General and administrative expenses, excluding stock-based compensation	10.56	12.23
Stock-based compensation (non-cash)	3.07	2.71
Depletion, depreciation and amortization (non-cash)	24.56	14.58
Impairment of oil and gas properties (non-cash)	-	17.43
Total operating expenses	$62.87	$65.80

Adjusted net income (Non-GAAP)
Net income (loss)	$(1,028,447)	$355,347
Add: Impairment of oil and gas properties	-	1,525,027
Add: Unrealized losses on derivatives	1,823,102	27,507
Adjusted net income	$794,655	$1,907,881

Adjusted net income per share (Non-GAAP):
Basic	$0.04	$0.15
Diluted	$0.04	$0.15

Weighted average number of shares outstanding:
Basic	18,556,695	12,472,642
Diluted	19,205,118	12,889,584

Adjusted EBITDA (Non-GAAP):
Net income (loss)	$(1,028,447)	$355,347
Less: Interest income	(641)	(3,156)
Less: Dividend income	(15,797)	(17,240)
Add: Interest expense	3,214,952	418,340
Add: Income tax expense (benefit)	(638,375)	1,092,092
Add: Depletion, depreciation and amortization (non-cash)	3,635,919	1,274,923
Add: Stock-based compensation (non-cash)	454,026	237,348
Add: Impairment of oil and gas properties (non-cash)	-	1,525,027
Add: Unrealized losses on derivatives	1,823,102	27,507
Adjusted EBITDA	$7,444,739	$4,910,188

25

	2014	2013
Adjusted cash flow from operations (Non-GAAP):
Adjusted EBITDA	$7,444,739	$4,910,188
Less: Interest expense	(3,214,952)	(418,340)
Add: Amortization of deferred financing costs	379,640	45,231
Adjusted cash flow	$4,609,427	$4,537,079

Results of Operations for the three-month period ended March 31, 2014 vs March 31, 2013

The following discussion is based on our consolidated results of operations, which includes our US oil and gas activities, as well as well as those of our Canadian subsidiaries. As indicated above, our US operations are responsible for the vast majority of our revenues, oil and gas operating costs and general and administrative expenses, and are the primary focus of our going-forward operations.

Revenues from sales of oil and gas totaled approximately $12.5 million for the three-month period ended March 31, 2014, compared to approximately $7.6 million for the three-month period ended March 31, 2013, an increase of 64%. This increase was driven primarily by a 69% increase in production by volume. Oil and gas sales for the three-month period ended March 31, 2014 were lower than expected due to extreme weather conditions and the intentional shutting in of certain wells while hydraulic stimulation of neighboring wells was being performed. The average price for the two periods was relatively flat. Oil sales represented 95% and 99% of total sales during the three-month periods ended March 31, 2014 and 2013, respectively. Production primarily increased due to the addition of 22 gross (16.89 net) productive operated wells and 31 gross (1.05 net) productive non-operated wells in the Williston Basin from April 1, 2013 to March 31, 2014. During the three-month period ended March 31, 2014, we realized an $87.10 average price per barrel of oil ($87.92 including settled derivatives) compared to an $87.23 average price per barrel of oil during the three-month period ended March 31, 2013. Our US wells accounted for 98% (approximately $12.3 million) of our consolidated sales for the three-month period ended March 31, 2014, compared to 95% (approximately $7.3 million) of our consolidated sales for the three-month period ended March 31, 2013.

Lease operating expenses were approximately $2.3 million for the three-month period ended March 31, 2014 compared to approximately $800,000 for the three-month period ended March 31, 2013. On a per-unit basis, LOE was $15.36 per BOE for the three-month period ended March 31, 2014 compared to $9.27 per BOE for the three-month period ended March 31, 2014. The increase in the average LOE per BOE from 2013 to 2014 is primarily due to extreme weather conditions, which negatively affected production, and scheduled workovers of certain operated wells, which we performed while the wells were shut in. We have added 22 gross (16.89 net) productive operated wells and 31 gross (1.05 net) productive non-operated wells in the Williston Basin since March 31, 2013.

Production taxes were approximately $1.4 million for the three-month period ended March 31, 2014, compared to approximately $800,000 for the three-month period ended March 31, 2013. Production taxes as a percentage of total revenues were approximately 11% for the three-month periods ended March 31, 2014 and 2013. The Company’s Canadian oil and gas sales are not subject to production taxes.

General and administrative expenses, excluding stock based compensation, totaled approximately $1.6 million for the three-month period ended March 31, 2014, compared to approximately $1.1 million for the three-month period ended March 31, 2013. The increase is largely attributable to additional payroll, employee benefit expenses, and office-related expenses as the number of our employees grew from 17 as of March 31, 2013 to 22 as of March 31, 2014. We also incurred higher legal and accounting fees during the period, as our Company contemplated and/or completed an equity financing and acquisitions.

Depletion, depreciation and amortization expense was approximately $3.6 million ($24.56 per BOE) for the three-month period ended March 31, 2014, and approximately $1.3 million ($14.58 per BOE) for the three-month period ended March 31, 2013. Our depletion expense is based on the capitalized costs related to oil and gas properties for which proved reserves have been assigned, plus the estimated future development costs necessary to convert undeveloped proved reserves to proved producing reserves. Our capitalized costs related to amortizable oil and gas properties increased from $70.6 million at March 31, 2013 to $253.6 million at March 31, 2014. This increase in depletion expense was due primarily to the addition of 22 gross (16.89 net) productive operated wells and 31 gross (1.05 net) productive non-operated wells in the Williston Basin since March 31, 2013, as well as to the identification of up to 265 new future drill sites, for which proved, undeveloped reserves have been assigned.

Due to lower than anticipate production volumes from our Hardy Property wells and declining oil prices during the period, we were required to write-down the value of our Canadian oil and gas properties at March 31, 2013, pursuant to full-cost accounting rules. In doing so, we recognized an impairment expense of approximately $1.5 million related to our Hardy Property during the three-month period ended March 31, 2013. The impairment expense represented a non-cash charge against our earnings.

In August 2013, we entered into $200 million Credit Facility with MSCG, at which time we borrowed $68 million. We used a portion of these funds to repay in full the then-outstanding balance of our Swap Facility with MBL.

We recognized interest expense of approximately $3.2 million during the three-month period ended March 31, 2014 related to our Credit Facility. We recognized aggregate interest expense totaling approximately $418,000 during the three-month period ended March 31, 2013 related to our then-outstanding Swap Facility. Included in the aggregate interest expense figures for the three-month periods ended March 31, 2014 and 2013 is non-cash amortization of deferred financing costs totaling approximately $380,000 and $45,000, respectively. The specific terms of the Swap Facility and the Credit Facility are discussed in the “Liquidity and Capital Resources” section, below.

In connection with our Credit Facility, we are required to enter into price swap agreements covering up to 85% of the anticipated production from our estimated proved developed reserves over the remaining life of the Credit Facility. We recognized realized gains from derivatives totaling approximately $116,000, and unrealized losses totaling approximately $1.8 million, related to our outstanding price swap agreements, for the three-month period ended March 31, 2014. Additional losses or offsetting gains could be recognized in the future, depending on projected future oil prices.

We recognized estimated income tax expense (benefit) of approximately ($638,000) and $1.1 million for the three-month periods ended March 31, 2014 and 2013, respectively.

Our basic and diluted loss per share was ($0.06) for the three-month period ended March 31, 2014, compared to basic and diluted income per share of $0.03 for the three-month period ended March 31, 2013.

Our adjusted net income for the three-month periods ended March 31, 2014 and 2013 was approximately $795,000 and $1.9 million, respectively. Adjusted net income is derived by adding back unusual or infrequent items, such as the impairment of our Canadian properties and the early extinguishment of debt, as well as the effect of unrealized derivative gains (losses) to our net income. Adjusted net income is a non-GAAP financial measure.

Our adjusted EBITDA for the three-month periods ended March 31, 2014 and 2013 was approximately $7.4 million and $4.9 million, respectively. Adjusted EBITDA is derived by removing non-operating expenses, such as interest income (expense), income tax benefit (expense) and dividend income, from the calculation of net income, along with unusual or infrequent items, such as the impairment of oil and gas properties. The calculation of Adjusted EBITDA also takes into consideration the effect of certain non-cash items, such as depletion, depreciation and amortization, stock-based compensation and any unrealized gains (losses) from derivatives. Adjusted EBITDA is a non-GAAP financial measure.

Liquidity and Capital Resources

As of March 31, 2014, our assets totaled approximately $307.4 million, which included, among other items, cash balances of approximately $50.1 million, trade receivables totaling approximately $9.0 million and marketable securities valued at approximately $1.0 million. Our current liabilities were approximately $600,000 in excess of our current assets as of March 31, 2014.

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

On March 24, 2014, we sold 12,650,000 shares of our common stock in a transaction utilizing our shelf registration. Proceeds received from the sale of equity, net of expenses and broker fees and commissions, totaled approximately $78.3 million. A portion of the net proceeds from the public offering were used to close the second half of our previously announced working interest acquisition. The remaining funds will be used (i) to execute our 2014 drilling program, (ii) to fund further development of wells within our Spyglass Area, (iii) to acquire additional working interests in undeveloped properties, and (iv) to provide working capital for operations.

It is possible that we will seek additional financing, or raise capital through the sale of additional shares of our common stock in the future, in order to fund future drilling activities, to develop our existing acreage further, or to acquire acreage or interests in other oil and gas properties.

Litigation

As of March 31, 2014, we were not subject to any known, pending or threatened material litigation.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Principal Accounting Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that the Company’s internal controls over financial reporting were effective as of March 31, 2014.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS.

The Company also issued its press release on May 13, 2014, a copy of which is furnished as Exhibit 99.1 to this Quarterly Report on Form 10-Q. In the release, the Company announced the results of its operations for its first fiscal quarter of 2014.

Exhibit	Description of Exhibit

2.1	Agreement and Plan of Merger among Eternal Energy Corp., Eternal Sub Corp. and American Eagle Energy Inc., dated April 8, 2011. (Incorporated by reference to Exhibit 2.1 of our Registration Statement on Form S-4 filed May 4, 2011.)
2.1(a)	First Amendment to Agreement and Plan of Merger among Eternal Energy Corp., Eternal Sub Corp. and American Eagle Energy Inc., dated September 28, 2011. (Incorporated by reference to Exhibit 2.1(a) of our Current Report on Form 8-K filed September 28, 2011.)
3(i).1	Articles of Incorporation filed with the Nevada Secretary of State on July 25, 2003. (Incorporated by reference to Exhibit 3.1 of our Form 10-SB filed August 18, 2004.)
3(i).2	Certificate of Change filed with the Nevada Secretary of State effective November 7, 2005. (Incorporated by reference to Exhibit 3(i).2 of our Current Report on Form 8-K filed November 9, 2005.)
3(i).3	Articles of Merger filed with the Nevada Secretary of State effective November 7, 2005. (Incorporated by reference to Exhibit 3(i).3 of our Current Report on Form 8-K filed November 9, 2005.)
3(i).4	Articles of Merger filed with the Nevada Secretary of State effective November 30, 2011. (Incorporated by reference to Exhibit 3(i).4 of our Current Report on Form 8-K filed December 20, 2011.)
3(i).5	Articles of Merger filed with the Nevada Secretary of State effective November 30, 2011. (Incorporated by reference to Exhibit 3(i).5 of our Current Report on Form 8-K filed December 20, 2011.)
3(i).6	Certificate of Change filed with the Nevada Secretary of State effective November 30, 2011. (Incorporated by reference to Exhibit 3(i).6 of our Current Report on Form 8-K filed December 20, 2011.)
3(i).7	Certificate of Change filed with the Nevada Secretary of State effective March 18, 2014. (Incorporated by reference to Exhibit 3(i).7 of our Current Report on Form 8-K filed on March 21, 2014.)
3(ii).1	Bylaws, adopted July 18, 2003. (Incorporated by reference to Exhibit 3.2 of our Form 10-SB filed August 18, 2004.)
3(ii).2	Amendment No. 1 to Bylaws, adopted November 4, 2005. (Incorporated by reference to Exhibit 3(ii) of our Current Report on Form 8-K filed November 9, 2005.)
3(ii).3	Amendment No. 2 to Bylaws, adopted February 22, 2011. (Incorporated by reference to Exhibit 3(ii).3 of our Current Report on Form 8-K filed February 23, 2011.)
4.1	American Eagle Energy Corporation 2012 Equity Incentive Plan. (Incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.2	Non-qualified Stock Option Agreement, dated as of October 30, 2009, by and between the Registrant and Bradley M. Colby. (Incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.3	Non-qualified Stock Option Agreement, dated as of October 30, 2009, by and between the Registrant and John Anderson. (Incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.4	Non-qualified Stock Option Agreement, dated as of October 30, 2009, by and between the Registrant and Paul E. Rumler. (Incorporated by reference to Exhibit 4.4 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.5	Non-qualified Stock Option Agreement, dated as of December 30, 2010, by and between the Registrant and Bradley M. Colby. (Incorporated by reference to Exhibit 4.5 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.6	Non-qualified Stock Option Agreement, dated as of December 30, 2010, by and between the Registrant and Thomas G. Lantz. (Incorporated by reference to Exhibit 4.6 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.7	American Eagle Energy Corporation 2013 Equity Incentive Plan. (Incorporated by reference to Exhibit 4.7 of our Annual Report on Form 10-K filed March 28, 2014.)
4.8	Non-qualified Stock Option Agreement, dated as of December 30, 2010, by and between the Registrant and Richard Findley. (Incorporated by reference to Exhibit 4.8 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.9	Non-qualified Stock Option Agreement, dated as of December 28, 2011, by and between the Registrant and Paul E. Rumler. (Incorporated by reference to Exhibit 4.9 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.10	Non-qualified Stock Option Agreement, dated as of December 28, 2011, by and between the Registrant and John Anderson. (Incorporated by reference to Exhibit 4.10 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.11	Reserved for future use.
4.12	Non-qualified Stock Option Agreement, dated as of December 28, 2011, by and between the Registrant and Kirk Stingley. (Incorporated by reference to Exhibit 4.12 of our Registration Statement on Form S-8 filed February 28, 2012.)

4.13	Non-qualified Stock Option Agreement, dated as of December 14, 2012, by and between the Registrant and Bradley M. Colby. (Incorporated by reference to Exhibit 4.13 of our Annual Report on Form 10-K filed March 28, 2014.)
4.14	Non-qualified Stock Option Agreement, dated as of December 14, 2012, by and between the Registrant and Thomas G. Lantz. (Incorporated by reference to Exhibit 4.14 of our Annual Report on Form 10-K filed March 28, 2014.)
4.15	Non-qualified Stock Option Agreement, dated as of December 14, 2012, by and between the Registrant and Kirk A. Stingley. (Incorporated by reference to Exhibit 4.15 of our Annual Report on Form 10-K filed March 28, 2014.)
4.16	Non-qualified Stock Option Agreement, dated as of December 14, 2012, by and between the Registrant and Richard Findley. (Incorporated by reference to Exhibit 4.16 of our Annual Report on Form 10-K filed March 28, 2014.)
4.17	Non-qualified Stock Option Agreement, dated as of December 14, 2012, by and between the Registrant and Paul E. Rumler. (Incorporated by reference to Exhibit 4.17 of our Annual Report on Form 10-K filed March 28, 2014.)
4.18	Non-qualified Stock Option Agreement, dated as of December 14, 2012, by and between the Registrant and John Anderson. (Incorporated by reference to Exhibit 4.18 of our Annual Report on Form 10-K filed March 28, 2014.)
4.19	Non-qualified Stock Option Agreement, dated as of February 21, 2012, by and between the Registrant and Andrew P. Calerich. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 21, 2012.)
4.20	Non-qualified Stock Option Agreement, dated as of November 14, 2013, by and between the Registrant and James N. Whyte. (Incorporated by reference to Exhibit 4.20 of our Current Report on Form 8-K filed November 14, 2013.)
4.21	Non-qualified Stock Option Agreement, dated as of December 14, 2012, by and between the Registrant and Andrew P. Calerich. (Incorporated by reference to Exhibit 4.21 of our Annual Report on Form 10-K filed March 28, 2014.)
4.22	Non-qualified Stock Option Agreement, dated as of December 13, 2013, by and between the Registrant and Bradley M. Colby. (Incorporated by reference to Exhibit 4.22 of our Annual Report on Form 10-K filed March 28, 2014.)
4.23	Non-qualified Stock Option Agreement, dated as of December 13, 2013, by and between the Registrant and Thomas G. Lantz. (Incorporated by reference to Exhibit 4.23 of our Annual Report on Form 10-K filed March 28, 2014.)
4.24	Non-qualified Stock Option Agreement, dated as of December 13, 2013, by and between the Registrant and Kirk A. Stingley. (Incorporated by reference to Exhibit 4.24 of our Annual Report on Form 10-K filed March 28, 2014.)
4.25	Non-qualified Stock Option Agreement, dated as of December 13, 2013, by and between the Registrant and Richard Findley. (Incorporated by reference to Exhibit 4.25 of our Annual Report on Form 10-K filed March 28, 2014.)
4.26	Non-qualified Stock Option Agreement, dated as of December 13, 2013, by and between the Registrant and Paul E. Rumler. (Incorporated by reference to Exhibit 4.26 of our Annual Report on Form 10-K filed March 28, 2014.)
4.27	Non-qualified Stock Option Agreement, dated as of December 13, 2013, by and between the Registrant and John Anderson. (Incorporated by reference to Exhibit 4.27 of our Annual Report on Form 10-K filed March 28, 2014.)
4.28	Non-qualified Stock Option Agreement, dated as of December 13, 2013, by and between the Registrant and Andrew P. Calerich. (Incorporated by reference to Exhibit 4.28 of our Annual Report on Form 10-K filed March 28, 2014.)
4.29	Non-qualified Stock Option Agreement, dated as of December 13, 2013, by and between the Registrant and James N. Whyte. (Incorporated by reference to Exhibit 4.29 of our Annual Report on Form 10-K filed March 28, 2014.)
10.1	Agreement and Plan of Merger between Golden Hope Resources Corp. (renamed Eternal Energy Corp.) and Eternal Energy Corp., filed with the Nevada Secretary of State effective November 7, 2005. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed November 9, 2005.)
10.2	Reserved for future use.
10.3	Purchase and Sale Agreement between Eternal Energy Corp. and American Eagle Energy Inc. dated June 18, 2010. (Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q filed August 16, 2010.)
10.4	Restricted Common Stock Purchase Agreement by and between American Eagle Energy Corporation and Power Energy Holdings, LLC, dated January 4, 2013. (Incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q filed May 14, 2013.)
10.5	Common Stock Purchase Agreement by and between American Eagle Energy Corporation and Power Energy Holdings, LLC, dated August 9, 2013. (Incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q filed August 19, 2013.)
10.6	Purchase, Sale and Option Agreement by and between American Eagle Energy Corporation and USG Properties Bakken I, LLC, dated August 12, 2013. (Incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q filed November 14, 2013.)
10.6a	First Amendment to Purchase, Sale and Option Agreement by and between American Eagle Energy Corporation and USG Properties Bakken I, LLC, dated September 30, 2013. (Incorporated by reference to Exhibit 10.6a of our Quarterly Report on Form 10-Q filed November 14, 2013.)
10.6b	Second Amendment to Purchase, Sale and Option Agreement by and between American Eagle Energy Corporation and USG Properties Bakken I, LLC, dated October 2, 2013. (Incorporated by reference to Exhibit 10.6b of our Quarterly Report on Form 10-Q filed November 14, 2013.)
10.6c	Notice of Exercise pursuant to the Purchase and Sale and Option Agreement by and between American Eagle Energy Corporation and USG Properties Bakken I, LLC, dated October 2, 2013. (Incorporated by reference to Exhibit 10.6c of our Quarterly Report on Form 10-Q filed November 14, 2013.)
10.6d	Third Amendment to the Purchase, Sale and Option Agreement by and between American Eagle Energy Corporation and USG Properties Bakken I, LLC, dated March 27, 2014. (Incorporated by reference to Exhibit 10.6d of our Annual Report on Form 10-K filed March 28, 2014.)
10.7	Underwriting Agreement by and between American Eagle Energy Corporation and Johnson Rice & Company LLC, dated March 18, 2014. (Incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K, filed March 19, 2014.)

10.8	Purchase Agreement by and between American Eagle Energy Corporation and Northland Securities, Inc. dated October 2, 2013 (Incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed on October 2, 2013.)
10.9	Purchase Agreement by and between American Eagle Energy Corporation and Northland Securities, Inc. dated October 9, 2013 (Incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed on October 10, 2013.)
10.10	Reserved for future use.
10.11	Amended and Restated Employment Agreement by and between the Registrant and Bradley M. Colby effective May 1 2013. (Incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-K filed March 28, 2014.)
10.12	Employment Agreement by and between the Registrant and Thomas G. Lantz, effective May 1, 2013. (Incorporated by reference to Exhibit 10.12 of our Annual Report on Form 10-K filed March 28, 2014.)
10.13	Employment Agreement by and between the Registrant and Kirk Stingley, effective May 1, 2013. (Incorporated by reference to Exhibit 10.13 of our Annual Report on Form 10-K filed March 28, 2014.)
10.14	Consulting Agreement by and between the Registrant and Richard Findley, effective November 30, 2011. (Incorporated by reference to Exhibit 10.41 of our Annual Report on Form 10-K filed April 16, 2012.)
10.15	Reserved for future use.
10.16	Reserved for future use.
10.17	Carry Agreement by and among American Eagle Energy Corporation, AMZG, Inc. and USG Properties Bakken I, LLC, dated August 12, 2013. (Incorporated by reference to Exhibit 10.20 of our Quarterly Report on Form 10-Q filed August 19, 2013.)
10.18	Farm-Out Agreement by and among American Eagle Energy Corporation, AMZG, Inc. and USG Properties Bakken I, LLC, dated August 12, 2013. (Incorporated by reference to Exhibit 10.21 of our Quarterly Report on Form 10-Q, filed August 19, 2013.)
10.19	Letter Agreement by and between American Eagle Energy Corporation and USG Properties Bakken I, LLC, dated March 21, 2014. (Incorporated by reference to Exhibit 10.19 of our Annual Report on Form 10-K filed March 28, 2014.)
10.19a	Amendment and Addendum to Letter Agreement among American Eagle Energy Corporation and USG Properties Bakken I, LLC, dated March 27, 2014. (Incorporated by reference to Exhibit 10.19a of our Annual Report on Form 10-K filed March 28, 2014.)
10.20	Credit Agreement, dated as of August 19, 2013, among American Eagle Energy Corporation, the lenders parties thereto, and Morgan Stanley Capital Group Inc., as administrative agent for such lenders. (Incorporated by reference to Exhibit 10.20 of our Form 8-K filed August 23, 2013.)
10.20a	First Amendment to the Credit Agreement among American Eagle Energy Corporation, the lenders parties thereto, and Morgan Stanley Capital Group Inc., dated October 2, 2013.
10.20b	Second Amendment to the Credit Agreement among American Eagle Energy Corporation, the lenders parties thereto, and Morgan Stanley Capital Group Inc., dated October 2, 2013.
10.21	Promissory Note by American Eagle Energy Corporation, dated as of August 19, 2013, payable to the order of Morgan Stanley Capital Group Inc. in the principal amount of $200,000,000. (Incorporated by reference to Exhibit 10.21 of our Form 8-K filed August 23, 2013.)
10.22	Pledge and Security Agreement, dated as of August 19, 2013, among American Eagle Energy Corporation, AMZG, Inc., AEE Canada, Inc., EERG Energy ULC, and Morgan Stanley Capital Group Inc. (Incorporated by reference to Exhibit 10.22 of our Form 8-K filed August 23, 2013.)
10.23	Mortgage-Collateral Real Estate Mortgage, Deed of Trust, Indenture, Security Agreement, Fixture Filing, As-Extracted Collateral Filing, Financing Statement and Assignment of Production, dated as of August 19, 2013, by American Eagle Energy Corporation, AMZG, Inc., and Morgan Stanley Capital Group Inc. (Incorporated by reference to Exhibit 10.23 of our Form 8-K filed August 23, 2013.)
10.24	Guaranty Agreement, dated as of August 19, 2013, among AMZG, Inc., AEE Canada Inc., EERG Energy ULC, and Morgan Stanley Capital Group Inc. (Incorporated by reference to Exhibit 10.24 of our Form 8-K filed August 23, 2013.)
10.25	Form of Warrant of American Eagle Energy Corporation. (Incorporated by reference to Exhibit 10.25 of our Form 8-K filed August 23, 2013.)
10.26	Reserved for future use.
10.27	Lease Agreement dated January 1, 2009 by and between Eternal Energy Corp. and Oakley Ventures, LLC. (Incorporated by reference to Exhibit 10.27 of our Annual Report on Form 10-K filed March 23, 2010.)
10.27a	Lease Addendum, dated October 1, 2011 by and between Eternal Energy Corp. and Oakley Ventures, LLC, and Exhibit A thereto. (Incorporated by reference to Exhibit 10.27a of our Annual Report on Form 10-K filed April 16, 2012.)
10.27b	Lease Addendum, dated July 1, 2012 by and between American Eagle Energy Corporation and Oakley Ventures, LLC. (Incorporated by reference to Exhibit 10.27b of our Quarterly Report on Form 10-Q filed on August 20, 2012.)
10.27c	Lease Addendum, dated November 1, 2013 by and between American Eagle Energy Corporation and Oakley Ventures, LLC.
10.28	Reserved for future use.
10.29	Reserved for future use.

10.30	Reserved for future use.
10.31	Reserved for future use.
10.32	Reserved for future use.
10.33	Reserved for future use.
10.34	Reserved for future use.
10.35	Reserved for future use.
10.36	Letter of Intent between Eternal Energy Corp. and American Eagle Energy Inc. dated February 22, 2011. (Incorporated by reference to Exhibit 10.36 of our Annual Report on Form 10-K filed March 23, 2011.)
10.37	Engagement Letter for Professional Services between Eternal Energy Corp. and C.K. Cooper & Company, dated February 25, 2011. (Incorporated by reference to Exhibit 10.37 of our Annual Report on Form 10-K filed March 23, 2011.)
10.38	Participation and Operating Agreement among Eternal Energy Corp., AEE Canada Inc. and Passport Energy Inc., dated April 15, 2011. (Incorporated by reference to Exhibit 10.38 of our Registration Statement on Form S-4 filed May 4, 2011.)
10.38a	Amendment to the participation and operating agreement among Eerg Energy Ulc, Aee Canada Inc. and Passport Energy Inc., dated February 1, 2012. (Incorporated by reference to Exhibit 10.38a of our Annual Report on Form 10-K/A filed April 10, 2012.)
10.39^	Purchase and Sale Agreement among Eternal Energy Corp., American Eagle Energy Inc., and NextEra Energy Gas Producing, LLC, dated May 17, 2011. (Incorporated by reference to Exhibit 10.39 of our Amended Quarterly Report on Form 10-Q/A filed October 11, 2011.)
10.40^	Purchase and Sale Agreement among Eternal Energy Corp., American Eagle Energy Inc., and NextEra Energy Gas Producing, LLC, dated May 17, 2011. (Incorporated by reference to Exhibit 10.40 of our Amended Quarterly Report on Form 10-Q/A filed October 11, 2011.)
10.40a	First Amendment to Purchase and Sale Agreement among Eternal Energy Corp., American Eagle Energy Inc., and NextEra Energy Gas Producing, LLC, dated June 14, 2011. (Incorporated by reference to Exhibit 10.40a of our Quarterly Report on Form 10-Q filed August 18, 2011.)
10.40b	Second Amendment to Purchase and Sale Agreement among Eternal Energy Corp., American Eagle Energy Inc., and NextEra Energy Gas Producing, LLC, dated July 25, 2011. (Incorporated by reference to Exhibit 10.40b of our Quarterly Report on Form 10-Q filed August 18, 2011.)
10.41^	Purchase and Sale Agreement among Eternal Energy Corp., American Eagle Energy Inc., and NextEra Energy Gas Producing, LLC, dated November 15, 2011. (Incorporated by reference to Exhibit 10.38a of our Annual Report on Form 10-K/A filed April 10, 2012.)
10.42^	Carry Agreement by and among American Eagle Energy Corporation, American Eagle Energy Inc., and NextEra Energy Gas Producing, LLC, dated as of April 16, 2012, and Exhibit C thereto. (Incorporated by reference to Exhibit 10.42 of our Quarterly Report on Form 10-Q filed on August 20, 2012.
10.43	First Amendment to Carry Agreement by and among American Eagle Energy Corporation, American Eagle Energy Inc., and NextEra Energy Gas Producing, LLC, dated as of July 15, 2012. (Incorporated by reference to Exhibit 10.43 of our Quarterly Report on Form 10-Q filed on August 20, 2012.)
10.44	ISDA Master Agreement by and among American Eagle Energy Corporation, AMZG, Inc., and Macquarie Bank Limited, dated December 27, 2012. (Incorporated by reference to Exhibit 10.44 of our Annual Report on Form 10-K filed on April 16, 2013.)
10.44a	Schedule to the 2002 ISDA Master Agreement by and among American Eagle Energy Corporation, AMZG, Inc., and Macquarie Bank Limited, dated December 27, 2012. (Incorporated by reference to Exhibit 10.44a of our Annual Report on Form 10-K filed on April 16, 2013.)
10.45	Commodity Swap Transaction Confirmation by and among American Eagle Energy Corporation, AMZG, Inc., and Macquarie Bank Limited, dated December 27, 2012. (Incorporated by reference to Exhibit 10.45 of our Annual Report on Form 10-K filed on April 16, 2013.)
10.46	Security Agreement by and among American Eagle Energy Corporation, AMZG, Inc., and Macquarie Bank Limited, dated December 27, 2012. (Incorporated by reference to Exhibit 10.46 of our Annual Report on Form 10-K filed on April 16, 2013.)
10.47	Mortgage, Security Agreement, Fixture Filing, Financing Statement and Assignment of Production and Revenue by and among American Eagle Energy Corporation, AMZG, Inc., and Macquarie Bank Limited, dated December 27, 2012. (Incorporated by reference to Exhibit 10.47 of our Annual Report on Form 10-K filed on April 16, 2013.)
10.48	Purchase and Sale Agreement by and between USG Properties Bakken I, LLC and American Eagle Energy Corporation, dated December 20, 2012. (Incorporated by reference to Exhibit 10.48 of our Annual Report on Form 10-K filed on April 16, 2013.)
10.49	Purchase and Sale Agreement Between SM Energy Company and American Eagle Energy Corporation, dated November 20, 2012. (Incorporated by reference to Exhibit 10.49 of our Annual Report on Form 10-K filed on April 16, 2013.)
21.1	List of Subsidiaries. (Incorporated by reference to Exhibit 21.1 of our Annual Report on Form 10-K filed April 16, 2013.)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Press Release dated May 13, 2014.

*      Filed herewith.

^      Portions omitted pursuant to a request for confidential treatment.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EAGLE ENERGY CORPORATION

(Registrant)

May 14, 2014	/s/ Bradley M. Colby
Bradley M. Colby
President and Chief Executive Officer

