Form 10-Q
period 2014-06-30
AMERICAN EAGLE ENERGY Corp
filed 2014-08-04
CIK 1282613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014.

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

30,448,185 shares of common stock issued and outstanding at August 1, 2014.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Eagle Energy Corporation

Condensed Consolidated Financial Statements

As of June 30, 2014 and December 31, 2013 and

For the Three-Month and Six-Month Periods Ended June 30, 2014 and 2013

3

American Eagle Energy Corporation

Index to the Financial Statements

As of June 30, 2014 and December 31, 2013 and

For the Three-Month and Six-Month Periods Ended June 30, 2014 and 2013

American Eagle Energy Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2014	2013
Current assets:
Cash	$22,187,502	$31,850,161
Trade receivables	21,054,292	17,919,518
Income tax receivable	25,000	-
Prepaid expenses	124,727	68,194
Total current assets	43,391,521	49,837,873

Equipment and leasehold improvements, net of accumulated depreciation and amortization of $390,261 and $322,437, respectively	296,950	173,516
Oil and gas properties, full-cost method – subject to amortization, net of accumulated depletion of $22,236,408 and $12,849,063, respectively	265,552,093	155,145,039
Oil and gas properties, full-cost method – not subject to amortization	2,487,322	2,487,158
Marketable securities	1,418,446	1,049,944
Other assets	6,740,115	7,503,612
Total assets	$319,886,447	$216,197,142

Current liabilities:
Accounts payable and accrued liabilities	$65,573,253	$41,842,068
Derivative liability	3,959,643	64,737
Current portion of long-term debt	108,000,000	3,000,000
Total current liabilities	177,532,896	44,906,805

Asset retirement obligation	1,405,488	1,059,689
Noncurrent portion of long-term debt	-	105,000,000
Noncurrent derivative liability	4,878,187	749,872
Deferred taxes	2,650,619	5,385,954
Total liabilities	186,467,190	157,102,320

Stockholders’ equity:
Common stock, $.001 par value, 48,611,111 shares authorized, 30,436,766 and 17,712,151 shares outstanding	30,437	17,712
Additional paid-in capital	146,381,963	67,197,521
Accumulated other comprehensive income (loss)	49,783	(5,747)
Accumulated deficit	(13,042,926)	(8,114,664)
Total stockholders’ equity	133,419,257	59,094,822

Total liabilities and stockholders’ equity	$319,886,447	$216,197,142

The accompanying notes are an integral part of the condensed consolidated financial statements.

American Eagle Energy Corporation

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the Three-Month Period		For the Six-Month Period
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Oil and gas sales	$16,462,664	$10,369,993	$29,008,143	$17,998,700

Operating expenses:
Oil and gas production costs	5,200,481	2,953,522	8,853,357	4,602,056
General and administrative	1,662,493	1,260,329	3,680,031	2,567,662
Depletion, depreciation and amortization	5,706,588	2,116,378	9,342,507	3,391,301
Impairment of oil and gas properties, subject to amortization	-	-	-	1,525,027

Total operating expenses	12,569,562	6,330,229	21,875,895	12,086,046

Total operating income	3,893,102	4,039,764	7,132,248	5,912,654

Interest income	-	1,472	642	4,628
Dividend income	11,685	16,982	27,481	34,222
Interest expense	(3,250,568)	(414,797)	(6,465,520)	(833,137)
Losses on settlement of derivatives	(457,008)	-	(341,360)	-
Change in fair value of derivatives	(6,200,119)	186,754	(8,023,221)	159,247

Income (loss) before taxes	(6,002,908)	3,830,175	(7,669,730)	5,277,614

Income tax expense (benefit)	(2,103,093)	1,192,691	(2,741,468)	2,284,783

Net income (loss)	$(3,899,815)	$2,637,484	$(4,928,262)	$2,992,831

Net income (loss) per common share:
Basic	$(0.13)	$0.21	$(0.20)	$0.24
Diluted	$(0.13)	$0.20	$(0.20)	$0.23

Weighted average number of shares outstanding -
Basic	30,436,424	12,517,087	24,529,013	12,494,987
Diluted	30,436,424	12,992,218	24,529,013	12,944,561

The accompanying notes are an integral part of the condensed consolidated financial statements.

American Eagle Energy Corporation

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the Three-Month Period		For the Six-Month Period
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$(3,899,815)	$2,637,484	$(4,928,262)	$2,992,831

Other comprehensive income (loss), net of tax:
Unrealized foreign exchange gains (losses)	(272,769)	42,220	(116,573)	12,783
Unrealized gains (losses) on securities	214,963	(32,999)	172,103	(33,817)
Total other comprehensive income (loss), net of tax	(57,806)	9,221	55,530	(21,034)

Comprehensive income (loss)	$(3,957,621)	$2,646,705	$(4,872,732)	$2,971,797

The accompanying notes are an integral part of the condensed consolidated financial statements.

American Eagle Energy Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six-month periods
	ended June 30,
	2014	2013
Cash flows provided by operating activities:
Net income (loss)	$(4,928,262)	$2,992,831
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash transactions:
Stock-based compensation	898,674	524,520
Depletion, depreciation and amortization	9,342,507	3,391,301
Accretion of discount on asset retirement obligation	51,491	27,303
Amortization of deferred financing costs	763,497	112,175
Provision for deferred income tax expense (benefit)	(2,735,335)	2,278,509
Impairment of oil and gas properties	-	1,525,027
Change in fair value of derivatives	8,023,221	(159,247)
Foreign currency transaction gains	-	2,121
Changes in operating assets and liabilities:
Prepaid expense	(56,484)	(199,492)
Trade receivables	(3,612,973)	(1,255,617)
Income taxes receivable	(25,000)	-
Accounts payable and accrued liabilities	1,512,529	4,621,105

Net cash provided by operating activities	9,233,865	13,860,536

Cash flows used for investing activities:
Additions to oil and gas properties	(96,784,537)	(16,986,731)
Additions to equipment and leasehold improvements	(191,258)	(10,318)
Decrease in amounts due to Carry Agreement partner	-	(2,283,973)
Purchase of marketable securities	(196,400)	-

Net cash used for investing activities	(97,172,195)	(19,281,022)

Cash flows provided by financing activities:
Proceeds from issuance of stock	78,298,493	4,000,000
Proceeds from issuance of long-term debt	-	2,000,000
Repayment of long-term debt	-	(2,611,463)

Net cash provided by financing activities	78,298,493	3,388,537

Effect of exchange rate changes on cash	(22,822)	26,278

Net change in cash	(9,662,659)	(2,005,671)

Cash - beginning of period	31,850,161	19,057,727

Cash - end of period	$22,187,502	$17,052,056

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

The Company engages in the acquisition, exploration and development of oil and gas properties, and is primarily focused on extracting proved oil reserves from those properties. As of June 30, 2014, the Company had entered into participation agreements related to oil and gas exploration and development projects in the Spyglass Area, located in Divide County, North Dakota, and Sheridan County, Montana, and the Hardy Property, located in southeastern Saskatchewan, Canada. In addition, the Company owns working interests in mineral leases located in Richland, Roosevelt and Toole Counties in Montana.

2.	Summary of Significant Accounting Policies

Interim Financial Information

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial statements in accordance with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2014 are not necessarily indicative of results that may be expected for the year ended December 31, 2014. The condensed, consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2013. The December 31, 2013 condensed consolidated balance sheet was derived from audited financial statements.

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

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2013 and December 31, 2012 and

For the Three-Month and Six-Month Periods Ended June 30, 2013 and 2012

3.	Marketable Securities and Fair Value of Financial Instruments

Available-for-sale marketable securities at June 30, 2014 and December 31, 2013 consist of the following:

		Gains in	Losses in
		Accumulated	Accumulated
	Estimated	Other	Other
	Fair	Comprehensive	Comprehensive
	Value	Income	Income
June 30, 2014
Noncurrent assets:
Common stock	$1,418,446	$187,446	$-

December 31, 2013
Noncurrent assets:
Common stock	$1,049,944	$76,881	$-

The fair value of all securities is determined by quoted market prices. There were no sales of marketable securities during the three-month or six month periods ended June 30, 2014.

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

The fair value of the Company’s financial instruments, measured on a recurring basis at June 30, 2014 and December 31, 2013, were as follows:

	Level 1	Level 2	Level 3	Total
June 30, 2014
Marketable securities	$1,418,446	$-	$-	$1,418,446
Current derivative liability	-	(3,959,643)	-	(3,959,643)
Noncurrent derivative liability	-	(4,878,187)	-	(4,878,187)

December 31, 2013
Marketable securities	$1,049,944	$-	$-	$1,049,944
Current derivative asset	-	210,779	-	210,779
Current derivative liability	-	(275,516)	-	(275,516)
Noncurrent derivative liability	-	(749,872)	-	(749,872)

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

Supplemental Pro Forma Information (Unaudited)

The Company’s condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2014 include revenues and oil and gas operating expenses related to the net revenue and working interests acquired via the exercise of the purchase option, for the period April 1, 2014 through June 30, 2014.

Had the purchase of these additional net revenue and working interests occurred on January 1, 2013, the Company’s consolidated financial statements for the six-month periods ended June 30, 2014 and 2013 would have been as follows:

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2013 and December 31, 2012 and

For the Three-Month and Six-Month Periods Ended June 30, 2013 and 2012

	2014	2013
Pro forma revenues	$32,182,138	$20,182,301

Pro forma net income (loss)	$(4,420,703)	$2,291,484

Pro forma income (loss) per share - basic	$(0.16)	$0.09

Pro forma income (loss) per share – diluted	$(0.16)	$0.09

The acquisition of the working interests could not have been completed without an initial acquisition of related working interests that occurred in October 2013. Accordingly, the pro forma effect of the initial acquisition of working interests has also been included in the pro forma information presented above for the six-month period ended June 30, 2013.

Also in March 2014, the Company acquired certain undeveloped acreage from the same working interest partner at a price of approximately $7.5 million.

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

As of June 30, 2014, all five of the wells to be drilled pursuant to the Second Carry Agreement have been completed. To date, the Company has received approximately $15.1 million of funding under the Second Carry Agreement. As of June 30, 2014, the cost of drilling and completing one of the five wells exceeded the 120% of AFE cost threshold. Accordingly, the Company has recorded its portion of excess drilling and completion costs associated with this well, totaling approximately $373,000 as of June 30, 2014. None of the five wells covered by the Second Carry Agreement has achieved payout as of June 30, 2014.

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

As of June 30, 2014, five of the six wells drilled pursuant to the Farm-Out Agreement have been completed. The remaining well is awaiting drilling. None of the six wells covered by the Farm-Out Agreement has achieved payout as of June 30, 2014.

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

The annual interest rate associated with the Swap Facility approximated 7.4%. The Company recognized interest expense related to the Swap Facility totaling approximately $299,000 and $591,000 for the three-month and six-month periods ended June 30, 2013, respectively.

The Company incurred investment banking fees and closing costs totaling $780,000 in connection with the negotiation and closing of the MBL Swap Facility. The Company capitalized these items as deferred financing costs, to be amortized over the life of the Swap Facility. The Company recognized approximately $67,000 and $112,000 of amortization expense related to the deferred financing costs for the three-month and six-month periods ended June 30, 2013, respectively. The amortization of deferred loan costs is included as an additional component of interest expense for the respective periods.

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

The Credit facility has a five-year term and carries a variable interest rate ranging from approximately 5.5% to 10.5%. The variable interest rate is based primarily on the ratio of the Company’s proved developed reserves to its debt for a given period. As of June 30, 2014, the applicable variable interest rate on the Credit Facility was 10.5%. Interest expense related to the Initial Term Loan and Spyglass Tranche A Loan totaled approximately $2.9 million and $5.7 million for the three-month and six-month periods ended June 30, 2014, respectively.

The Company incurred investment banking fees and closing costs totaling approximately $7.8 million in connection with the negotiation and closing of the Initial Term Loan and Spyglass Tranche A Loan. The Company has capitalized these items as deferred financing costs, and amortizes these costs over the life of the Credit Facility using the effective interest method. The amortization of deferred financing costs is included as a component of the Company’s interest expense for the period. The Company amortized approximately $383,000 and $763,000 of deferred financing costs related to the Credit Facility during the three-month and six-month periods ended June 30, 2014, respectively.

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

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2013 and December 31, 2012 and

For the Three-Month and Six-Month Periods Ended June 30, 2013 and 2012

The Credit Facility contains customary affirmative and negative covenants for borrowings of this type, including limitations on the Company with respect to transactions with affiliates, hedging agreements, dividends and distributions, operations in respect of the property that secures its collective obligations under the Credit Facility, liens and encumbrances in respect of the property that secures the Company’s collective obligations under the Credit Facility, subsidiaries and divestitures, indebtedness, investments, and changes in business.

The Credit Agreement also contains a number of financial covenants, including the maintaining of an adjusted minimum working capital ratio of 1.0. The adjusted minimum working capital ratio is calculated by dividing current assets, less any current derivative assets, by current liabilities, less the current portion of debt outstanding under the Credit Agreement, unpaid deferred loan costs and any current derivative liability. As of June 30, 2014, the Company’s adjusted minimum working capital ratio was less than 1.0. MSGC has waived compliance with the adjusted working capital ratio as of June 30, 2014. The Company is not subject to the measurement of the adjusted current ratio requirement again until September 30, 2014.

The Company’s management is currently seeking additional, alternative financing that it believes will enable the Company to either comply with the minimum adjusted working capital ratio covenant at September 30, 2014 or to fully repay the outstanding balance of the existing Credit Facility. In the event that the Company is unable to secure alternative financing before then, it is likely that it will be in technical default of the adjusted working capital covenant under the Credit Facility as of September 30, 2014. Accordingly, the Company has classified the entire balance outstanding under the Credit Facility as a current liability on its June 30, 2014 condensed, consolidated balance sheet. The Company’s management does not believe that it will be required to repay the entire amount outstanding under the Credit Facility during the ensuing twelve months.

9.	Price Swap Agreements

As a condition of closing for the Swap Facility (see Note 7), the Company entered into various commodity derivative contracts to mitigate the effects of potential downward pricing on the Company’s oil and gas revenues. The contracts included floating vs. fixed price swaps for the Company’s produced oil. The Company did not designate the price swap agreements as hedges. Accordingly, management elected not to apply hedge accounting to these derivatives but, instead, recognized the changes in the fair value of the price swap agreements in its statement of operations in the period for which such unrealized changes occurred. The Company recognized gains from the change in fair value of the price swap agreements associated with the Swap Facility of approximately $187,000 and $159,000 for the three-month and six-month periods ended June 30, 2013, respectively. These price swaps were closed in August 2013 concurrent with the full repayment of the Swap Facility.

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2013 and December 31, 2012 and

For the Three-Month and Six-Month Periods Ended June 30, 2013 and 2012

As a condition of the Credit Facility (see Note 8), the Company is required to enter into commodity price swap agreements covering up to 85% of its projected five-year future production on its proved, developed, producing properties. The Company has not designated the price swap agreements as hedges. Accordingly, management has elected not to apply hedge accounting to these derivatives but will, instead, recognize the changes in the fair value of the price swap agreements in its statement of operations in the period in which such unrealized changes in fair value occur. The Company recognized losses of approximately $457,000 and $341,000 on the settlement of price swap agreements during the three-month and six-month periods ended June 30, 2014. The Company also recognized losses of approximately $6.2 million and $8.0 million due to changes in the fair value of price swap agreements associated with the Credit Facility for the three-month and six-month periods ended June 30, 2014, respectively.

The Company’s outstanding price swap agreements had the following net fair market values as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
Current derivative asset	$-	$210,779
Current derivative liability	(3,959,643)	(275,516)
Noncurrent derivative liability	(4,878,187)	(749,872)
Net derivative liability	$(8,837,830)	$(814,609)

10.	Asset Retirement Obligation

The Company has recorded estimated asset retirement obligations for the future plugging and abandonment of operated and non-operated wells within its Spyglass and Hardy Properties. As of June 30, 2014 and December 31, 2013, the Company’s asset retirement obligation approximated $1.4 million and $1.1 million, respectively. The projected plugging dates for wells in which the Company owns a working interest ranges from December 31, 2015 to June 30, 2035.

11.	Equity Transactions

Reverse Split

In March 2014, the Company completed a 1-for-4 reverse split of its common stock. Pursuant to accounting guidelines, all historical share and per-share data contained in these financial statements have been restated to reflect the reverse split for all periods presented.

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

During the six-month period ended June 30, 2014, the Company granted 37,500 stock options to certain employees. The options have exercise prices ranging from $6.18 to $7.05 per share. Each of the stock options granted has a five-year life and vest 50% on the one-year anniversary of the grant date, with the remaining 50% vesting on the second-year anniversary date.

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2013 and December 31, 2012 and

For the Three-Month and Six-Month Periods Ended June 30, 2013 and 2012

The assumptions used in the Black-Scholes Option Pricing Model for the stock options granted during the 2014 were as follows:

Risk-free interest rate	0.43 to 0.48%
Expected volatility of common stock	59% to 61%
Dividend yield	$0.00
Expected life of options	5 years

The options outstanding as of June 30, 2014 and December 31, 2013 have an intrinsic value of $2.69 and $4.12 per share and an aggregate intrinsic value of approximately $5.3 million and $7.9 million, respectively.

Shares Reserved for Future Issuance

As of June 30, 2014 and December 31, 2012, the Company had reserved 1,963,025 and 1,926,775 shares, respectively, for future issuance upon exercise of outstanding options.

12.	Earnings Per Share

The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three-month periods ended June 30, 2014 and 2013:

	Three Months		Six Months Ended
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$(3,899,815)	$2,637,484	$(4,928,262)	$2,992,831

Weighted average number of common shares outstanding	30,436,424	12,517,087	24,529,013	12,494,987
Incremental shares from the assumed exercise of dilutive stock options	-	475,132	-	449,574
Diluted common shares outstanding	30,436,424	12,992,219	24,529,013	12,944,561

Earnings (loss) per share – basic	$(0.13)	$0.21	$(0.20)	$0.24
Earnings (loss) per share – diluted	$(0.13)	$0.20	$(0.20)	$0.23

Because the Company recognized a net loss for the three-month and six-month periods ended June 30, 2014, the calculation of diluted loss per share is the same as the calculation of basis loss per share, as the effect of including any incremental shares from the assumed exercise of dilutive stock options would be anti-dilutive. The number of anti-dilutive shares that have been excluded from the calculation of diluted loss per share for the three month-period and six-month periods ended June 30, 2014 is 581,150 and 614,964, respectively.

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2013 and December 31, 2012 and

For the Three-Month and Six-Month Periods Ended June 30, 2013 and 2012

13.	Related Party Transactions

The Company is under contract through February 2016 to sell 100% of its oil, gas and liquids production to Power Energy Partners LP (“Power Energy”). As of June 30, 2014, Power Energy holds 2,250,000 shares of our common stock.

The Company routinely obtains legal services from a firm for whom one of its directors serves as a principal. Fees paid this firm approximated $12,000 and $33,000 for the six-month periods ended June 30, 2014 and 2013, respectively.

The Company receives monthly geological consulting services from Synergy Energy Resources LLC (“Synergy”). One of the Company’s current directors and one current officer own material ownership interests in Synergy. The Company incurred $42,000 and $84,000 of consulting expenses from Synergy during the three-month and six-month periods ending June 30, 2014 and 2013, respectively. The Company terminated its consulting agreement with Synergy on June 30, 2014.

The Company’s Chairman and Chief Operating Officer each owns overriding royalty interests in certain of the Company’s operated wells. The overriding royalty interests were obtained prior the Company’s acquisition of AEE, Inc. in December 2011. Royalties paid to these individuals totaled approximately $86,000 and $135,000 for the three-month period ended June 30, 2014, respectively, and approximately $252,000 and $304,000 for the six-month period ended June 30, 2013, respectively.

13.	Subsequent Events

In July 2014, the Company sold its interest in its Canadian oil and gas properties. Net proceeds received from the sale totaled approximately $1.8 million.

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

Oil prices cannot be predicted with any certainty and have significantly affected profitability and returns for upstream producers. Historically, West Texas Intermediate (“WTI”) crude oil prices have averaged approximately $90.20 per barrel over the past five years, per the U.S. Energy Information Administration. However, during that time, WTI oil prices have experienced wide fluctuations in prices, ranging from $59.62 per barrel to $113.39 per barrel, with the median price of $92.19 per barrel. The daily WTI oil prices averaged approximately $101.05 and $94.18 for the six-month periods ended June 30, 2014 and 2013, respectively.

While local supply/demand fundamentals are a decisive factor affecting domestic natural gas prices over the long term, day-to-day prices may be more volatile in the futures markets and other exchanges, making it difficult to forecast prices with any degree of confidence.

Company Overview

The address of our principal executive office is 2549 W. Main Street, Suite 202, Littleton, Colorado, 80120. Our telephone number is 303-798-5235. Our current operations consist of 24 full-time employees.

Since November 20, 2013, our common stock has been listed on the NYSE MKT LLC under the symbol “AMZG.” Prior to that, it was quoted on the OTC Bulletin Board and the OTC Markets Group Inc.’s OTCQX tier under the symbol “AMZG”.

Our Company was incorporated in the State of Nevada under the name “Golden Hope Resources Corp.” on July 25, 2003. We are engaged in the acquisition, exploration, and development of natural resource properties and are primarily focused on extracting proved oil reserves from those properties. On November 7, 2005, we filed documents with the Nevada Secretary of State to change our name to “Eternal Energy Corp.” by way of a merger with our wholly-owned subsidiary, Eternal Energy Corp., which was formed solely to facilitate the name change. In December 2011, we again filed documents with the Nevada Secretary of State to change our name to “American Eagle Energy Corporation” in conjunction with our acquisition of, and merger with, American Eagle Energy Inc.

We are principally engaged in exploration and production activities in the northwest portion of Divide County, North Dakota, where we target the extraction of oil and natural gas reserves from the Three Forks and Middle Bakken formations. We are aggressively pursuing the development of our Spyglass Area, to which virtually all of our capital is being deployed. Our Spyglass Area generated 99% of our revenue for the six-month period ended June 30, 2014 and represents 99% of our estimated proved reserves as of June 30, 2014. As of June 30, 2014, we also held an interest in a small number of wells located in southeastern Saskatchewan, Canada. We sold all of our interests in the Canadian oil and gas properties in July 2014.

In addition to our existing wells, we own undeveloped acreage interests located in Sheridan, Daniels and Richland Counties, Montana. We currently do not plan to devote capital to any of these areas over the next twelve months.

Oil & Gas Wells

We are primarily focused on drilling and completing wells located within our Spyglass Area, located in northwestern Divide County, North Dakota. As of June 30, 2014, 43 gross (24.0 net) of our operated Spyglass wells were producing, in which we own working interests ranging from approximately 5% to 97%, with an average working interest of approximately 56%. At June 30, 2014, there were 30 gross (18.1 net) operated wells producing from the Three Forks formation and 13 gross (6.0 net) operated wells producing from the Middle Bakken formation. During the six-month period ended June 30, 2014, we added 15 gross (7.3 net) operated wells to production in our Spyglass Area. In addition, we added 3.7 net operated wells to production as a result of acquiring additional working interests in our existing operated wells.

We have elected to participate as a non-operating working interest partner in the drilling of 81 gross (3.9 net) wells within the Spyglass Area, of which 77 gross (3.7 net) were producing as of June 30, 2014. Our working interest ownership in these non-operated wells ranges from less than 1% to approximately 28%, with an average working interest of approximately 5%.

The following table summarizes our Spyglass Area well activity for the three-month period ended June 30, 2014:

		Non-	Total
	Operated	Operated	Spyglass
Gross Wells
Wells producing at beginning of period	35	77	112
Wells added to production during the period	8	-	8
Wells producing at end of period	43	77	120

Net Wells
Wells producing at beginning of period	20.0	3.7	23.7
Wells added to production during the period	4.0		4.0
Wells producing at end of period	24.0	3.7	27.7

As of June 30, 2014, we also operated three gross (2.50 net) wells and participated as a non-operating working interest partner in a fourth well (50% net working interest) located in southeastern Saskatchewan (the “Hardy Property”). Our working interests in these four gross (3.00 net) wells ranged from 50% to 100%, with an average of approximately 78%. The financial results stemming from the operation of our Canadian wells are significantly less favorable than those of our US wells. As of June 30, 2014, two of the operated Hardy wells were shut in. In July 2014, we sold all of our interest in the Hardy Property for cash consideration of approximately $1.8 million.

Our capital expenditures related to well development totaled approximately $59.7 million for the six-month period ended June 30, 2014. The cost of drilling and completing successful wells is dependent on a number of factors including, among other things, the vertical depth of the well, the lateral length of the well, the geological zone targeted for development, the methods used to complete the wells and the weather conditions at the time the wells are drilled and completed. In general, our costs of drilling wells that we operate decreased during 2014 as a result of more efficient drilling operations, which has decreased the average number of days it takes for us to reach total depth on our wells.

During the six-month period ended June 30, 2014, we spent approximately $60.1 million to acquire additional working and net revenue interests in existing producing wells, as well as to expand our overall acreage position in areas containing proved oil and gas reserves. Of this amount, approximately $47 million was spent to acquire additional working and net revenue interests from one of our working interest partners. The acquisition of the additional working and net revenue interests was funded from proceeds received from a public offering of our common stock in March 2014.

Oil and Gas Reserves

As of June 30, 2014, the date of our most recent reserve report, our estimated proved oil and gas reserves consisted of approximately 15.4 million barrels of oil equivalent (“BOE”). The estimated pre-tax present value of our proved oil and gas reserves, discounted at an annual rate of 10% (“PV10”), was approximately $336 million as of June 30, 2014.

Operating Results

For the purpose of furthering the reader’s understanding of the results of our operations, we have elected to present certain non-GAAP financial measures that are commonly used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies, to analyze the results of our operations for the three-month and six-month periods ended June 30, 2014 and 2013. Specific non-GAAP financial measures presented include Adjust Net Income, Adjusted Net Income per Share, Adjusted EBITDA and Adjusted Cash Flow from Operations. A description of each non-GAAP financial measure presented is provided below.

We define Adjusted Net Income as net income excluding any loss from the impairment of oil and gas properties and changes in the fair value of our outstanding commodity derivatives. We believe that this financial measure is meaningful because it excludes the effects of non-cash items that are primarily based on predicted future commodity prices, over which management has no control.

Adjusted Net Income per Share is calculated by dividing Adjusted Net Income by the weighted average shares of our common stock that were outstanding for the period. GAAP requires the use of basic weighted average shares outstanding for the period to calculate both basic and diluted net loss per share for periods in which an entity recognizes a net loss, as the use of the diluted weighted average shares outstanding for the period would have an anti-dilutive effect. In the event that we recognize a net loss for the period (GAAP basis), but Adjusted Net Income for the period, as described above, we present Adjusted Net Income Per Share on both a basic and diluted basis using the appropriate weighted average shares outstanding figure as the denominator.

We define Adjusted EBITDA as net income before depletion, depreciation and amortization, impairment of oil and natural gas properties, asset retirement obligation accretion expense, gain (loss) on derivative activities, net cash receipts (payments) on settled derivative instruments, premiums (paid) received on options that settled during the period, interest expense, and income tax expense.

Management believes Adjusted EBITDA is useful because it allows it management evaluate our operating performance more effectively and compare the results of our operations from period to period without regard to our financing methods or capital structure. We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, and the methods by which the assets were acquired. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income (loss) as determined in accordance with GAAP or as an indicator of our operating performance or liquidity.

Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which is a component of Adjusted EBITDA. The Adjusted EBITDA presented in this below may not be comparable to similarly titled measures presented by other companies, and may not be identical to corresponding measures used in the our various agreements, including the agreements governing the Credit Facility. We have included a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure, below.

We believe that Adjusted Cash Flow from Operations is a meaningful financial measure because it excludes the majority of non-cash charges from EBITDA, yet includes the portion of interest expense that paid in cash, thus providing a measurement of our ability to service our outstanding debt.

The following table summarizes our consolidated revenue, production data, and operating expenses for the three-month and six-month periods ended June 30, 2014 and 2013:

	For the three-month period		For the six-month period
	ended June 30,		ended June 30,
	2014	2013	2014	2013
Revenues:
Oil sales	$16,225,086	$10,365,681	$28,491,920	$17,993,324
Gas sales	106,077	4,312	178,492	5,376
Liquids sales	131,501	-	337,731	-
Total revenues	$16,462,664	$10,369,993	$29,008,143	$17,998,700

Volumes:
Oil (barrels)	175,509	117,001	316,350	204,441
Gas (Mcf)	16,977	980	28,347	1,167
Liquids (barrels)	4,183	-	9,495	-
Total barrels of oil equivalent (“BOE)	182,522	117,164	330,570	204,636

Average daily sales volumes

Average sales prices:
Oil sales (per barrel)	$92.45	$88.60	$90.06	$88.01
Effect of settled derivatives (per barrel)	(2.60)	-	(1.08)	-
Oil sales, net of settled derivatives (per barrel)	89.85	88.60	89.98	88.01
Gas sales (per mcf)	6.25	4.40	6.30	4.61
Liquids sales (per barrel)	31.44	-	35.57	-
Oil equivalent sales (per BOE)	87.69	88.51	86.72	87.95

Operating expenses:
Lease operating expenses	$3,312,951	$1,794,279	$5,586,422	$2,604,901
Production taxes	1,887,530	1,159,243	3,266,935	1,997,155
Total oil and gas operating expenses	5,200,481	2,953,522	8,853,357	4,602,056
General and administrative expenses, excluding stock-based compensation	1,217,845	973,157	2,781,357	2,043,142
Stock-based compensation (non-cash)	444,648	287,172	898,674	524,520
Depletion, depreciation and amortization	5,706,588	2,116,378	9,342,507	3,391,301
Impairment of oil and gas properties	-	-	-	1,525,027
Total operating expenses	$12,569,562	$6,330,229	$21,875,895	$12,086,046

	For the three-month period		For the six-month period
	ended June 30,		ended June 30,
	2014	2013	2014	2013
Costs and expenses per BOE:
Lease operating expenses	$18.15	$15.31	$16.90	$12.73
Production taxes	10.34	9.90	9.88	9.76
Total oil and gas operating expenses	28.49	25.21	26.78	22.49
General and administrative expenses, excluding stock-based compensation	6.67	8.31	8.42	9.99
Stock-based compensation (non-cash)	2.44	2.45	2.72	2.56
Depletion, depreciation and amortization	31.27	18.06	28.26	16.57
Impairment of oil and gas properties	-	-	-	7.45
Total operating expenses	$68.87	$54.03	$66.18	$59.06

Adjusted net income (Non-GAAP):
Net income (loss)	$(3,899,815)	$2,637,484	$(4,928,262)	$2,992,831
Add: Impairment of oil and gas properties	-	-	-	1,525,027
Add: Changes in fair value of derivatives	6,200,119	(186,754)	8,023,221	(159,247)
Adjusted net income	$2,300,304	$2,450,730	$3,094,959	$4,358,611

Adjusted net income per share (Non-GAAP):
Basic	$0.08	$0.20	$0.13	$0.35
Diluted	$0.07	$0.19	$0.12	$0.34

Weighted average number of shares outstanding:
Basic	30,436,424	12,517,087	24,529,013	12,494,987
Diluted	31,017,574	12,992,218	25,143,977	12,944,561

Adjusted EBITDA (Non-GAAP):
Net income (loss)	$(3,899,815)	$2,637,484	$(4,928,262)	$2,992,831
Less: Interest income	-	(1,472)	(642)	(4,628)
Less: Dividend income	(11,685)	(16,982)	(27,481)	(34,222)
Add: Interest expense	3,250,568	414,797	6,465,520	833,137
Add: Income tax expense (benefit)	(2,103,093)	1,192,691	(2,741,468)	2,284,783
Add: Depletion, depreciation and amortization (non-cash)	5,706,588	2,116,378	9,342,507	3,391,301
Add: Stock-based compensation (non-cash)	444,648	287,172	898,674	524,520
Add: Impairment of oil and gas properties (non-cash)	-	-	-	1,525,027
Add: Changes in fair value of derivatives	6,200,119	(186,754)	8,023,221	(159,247)
Adjusted EBITDA	$9,587,330	$6,443,314	$17,032,069	$11,353,502

Adjusted cash flow from operations (Non-GAAP):
Adjusted EBITDA	$9,587,330	$6,443,314	$17,032,069	$11,353,502
Less: Interest expense	(3,250,568)	(414,797)	(6,465,520)	(833,137)
Add: Amortization of deferred financing costs (non-cash)	383,857	66,944	763,497	112,175
Adjusted cash flow	$6,720,619	$6,095,461	$11,330,046	$10,632,540

Results of Operations for the three-month period ended June 30, 2014 vs June 30, 2013

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

Revenues from the sale of oil, natural gas and liquids totaled $16.5 million for the three-month period ended June 30, 2014, compared to approximately $10.4 million for the three-month period ended June 30, 2013, an increase of 59%. This increase was driven primarily by a 56% increase in production by volume. Oil and gas sales for the three-month period ended June 30, 2014 were lower than expected due to unseasonably high rains in the area, which caused delays in the delivery of oil from our tanks and forced us to periodically shut in our wells once the tanks reached capacity. The average sales price of oil, after taking into consideration the effects of price hedges in place, was relatively flat for the three-month period ended June 30, 2014 compared to the same period in 2013. Our wells continue to be primarily oil-producing wells, with 99% of total revenues for the three-month periods ended June 30, 2014 and 2013 resulting from oil sales. Production primarily increased due to the addition of 23 gross (17.6 net) productive operated wells and 16 gross (0.6 net) productive non-operated wells in the Williston Basin from July 1, 2013 to June 30, 2014. During the three-month period ended June 30, 2014, our average realized price per barrel of oil was $92.45 ($89.85 after considering the effects of settled derivatives) compared to an average realized price of $88.60 per barrel for the three-month period ended June 30, 2013. Our US wells accounted for 99% of our consolidated sales for the three-month period ended June 30, 2014, compared to 97% of our consolidated sales for the three-month period ended June 30, 2013.

Lease operating expenses were approximately $3.3 million for the three-month period ended June 30, 2014 compared to approximately $1.8 million for the three-month period ended June 30, 2013. On a per-unit basis, LOE was $18.15 per BOE for the three-month period ended June 30, 2014 compared to $15.31 per BOE for the three-month period ended June 30, 2014. The increase in LOE per BOE from 2013 to 2014 is primarily due to location expense associated with road repairs that were necessary due to unseasonably high rainfall during the period and increased workover expenses.

Production taxes were approximately $1.9 million for the three-month period ended June 30, 2014, compared to approximately $1.2 million for the three-month period ended June 30, 2013. Production taxes, as a percentage of total revenues were approximately 11.5% and 11.2% for the three-month periods ended June 30, 2014 and 2013, respectively. The statutory production tax rate for our North Dakota wells is 11.5%.

General and administrative expenses, excluding stock based compensation, totaled approximately $1.2 million for the three-month period ended June 30, 2014, compared to approximately $1.0 million for the three-month period ended June 30, 2013. The increase is largely attributable to additional payroll, employee benefit expenses, and office-related expenses as the number of our employees grew from 19 as of June 30, 2013 to 24 as of June 30, 2014. Included in general and administrative expenses is stock-based compensation totaling approximately $445,000 and $287,000 for the three-month periods ended June 30, 2014 and 2013, respectively. Stock-based compensation is a non-cash charge to earnings.

Depletion, depreciation and amortization expense totaled approximately $5.7 million ($31.27 per BOE) for the three-month period ended June 30, 2014, compared to approximately $2.1 million ($18.06 per BOE) for the three-month period ended June 30, 2013. Our depletion expense is based on the capitalized costs related to oil and gas properties for which proved reserves have been assigned, plus the estimated future development costs necessary to convert undeveloped proved reserves to proved producing reserves. Our gross capitalized costs related to amortizable oil and gas properties increased from approximately $94.8 million at June 30, 2013 to approximately $287.8 million at June 30, 2014. The increase in depletion expense was due primarily to the addition productive operated wells in the Williston Basin since July 1, 2013, as well as to the identification of up to new future drill sites, for which proved, undeveloped reserves (and estimated future development costs) have been assigned.

In August 2013, we entered into $200 million Credit Facility with MSCG, at which time we borrowed $68 million. We used a portion of these funds to repay in full the then-outstanding balance of our Swap Facility with MBL. In October 2013, we borrowed an additional $40 million under the MSGC Credit Facility to acquire certain working and net revenue interests in the Spyglass Property from one of our working interest partners. As discussed above, additional working and net revenue interests were acquired from this same working interest partner in March 2014 using proceeds from a public offering of our common stock.

We recognized interest expense of approximately $3.3 million during the three-month period ended June 30, 2014 related to our Credit Facility. We recognized aggregate interest expense totaling approximately $415,000 during the three-month period ended June 30, 2013 related to our then-outstanding Swap Facility. Included in the aggregate interest expense figures for the three-month periods ended June 30, 2014 and 2013 is amortization expense related to deferred financing costs, totaling approximately $383,000 and $67,000, respectively. The amortization of deferred financing costs is a non-cash item. The specific terms of the Swap Facility and the Credit Facility are discussed in the “Liquidity and Capital Resources” section, below.

In connection with our Credit Facility, we are required to enter into price swap agreements covering up to 85% of the anticipated production from our estimated proved developed reserves over the remaining life of the Credit Facility. The purpose of the price swap agreements is limit our potential exposure to falling oil prices. Sustained oil prices above the pre-determined terms of our price-swap agreements result in realized and unrealized losses, while sustained oil prices below the pre-determined terms of our price swap agreements result in realized and unrealized gains. The price swap agreements are considered derivatives under generally accepted accounting principles. We recognized losses on the settlement of the price swaps of approximately $457,000, and unrealized losses related to changes in the fair value of price swap agreements of approximately $6.2 million for the three-month period ended June 30, 2014. Additional losses or offsetting gains could be recognized in the future, depending on projected future oil prices.

We were also required to enter into certain price swap agreements in connection with our then-outstanding Swap Facility, prior to repayment. We recognized unrealized gains related to changes in the fair value of these price swap agreements of approximately $187,000 for the three-month period ended June 30, 2013. The price swaps agreements associated with the Swap Facility were settled upon repayment of the Swap Facility in August 2013.

We recognized an estimated income tax benefit of approximately $2.1 million for the three-month period ended June 30, 2014, compared to income tax expense of approximately $1.2 million for the corresponding period in 2013. Our estimated effective tax rates for the periods were 35.0% and 31.1%, respectively.

Our basic and diluted loss per share was ($0.13) for the three-month period ended June 30, 2014, compared to basic income per share of $0.21 and diluted income per share of $0.20 for the three-month period ended June 30, 2013. Because we recognized a net loss for the current period, diluted income per share is calculated using the basic weighted average number of weighted shares outstanding for the period, as the effect of including potentially dilutive items would be anti-dilutive.

Our adjusted net income for the three-month periods ended June 30, 2014 and 2013 was approximately $2.3 million and $2.5 million, respectively. Adjusted net income is derived by adding back unrealized, changes in fair value of commodity derivatives (non-cash) to net income or adjusting for other non-recurring gains or losses during the period. Adjusted net income is a non-GAAP financial measure.

Our adjusted EBITDA for the three-month periods ended June 30, 2014 and 2013 was approximately $9.6 million and $6.4 million, respectively. Adjusted EBITDA represents net earnings before interest income, dividend income, interest expense, income taxes, depletion, depreciation, and amortization, non-cash expenses related to stock-based compensation, impairment of oil and gas properties, loss on early extinguishment of debt, and changes in fair value of commodity derivatives (non-cash). Adjusted EBITDA is a non-GAAP financial measure.

Results of Operations for the six-month period ended June 30, 2014 vs June 30, 2013

Revenues from the sale of oil, natural gas and liquids totaled $29.0 million for the six-month period ended June 30, 2014, compared to approximately $18.0 million for the six-month period ended June 30, 2013, an increase of 61%. This increase was driven primarily by a 62% increase in production by volume. Oil and gas sales for the six-month period ended June 30, 2014 were lower than expected due to extreme winter weather conditions during the first quarter, followed by unseasonably high rains during the second quarter. The extremely cold temperatures during the winter months caused a number of our operated wells to be shut in due to mechanical issues. The unseasonably high rains in the second quarter caused delays in the delivery of oil from our tanks and forced us to periodically shut in our wells once the tanks reached capacity. In addition, a number of our wells were intentionally shut-in while hydraulic stimulation of neighboring wells was performed, in order to prevent a loss of pressure in our existing wells.

The average sales price of oil, after taking into consideration the effects of price hedges in place, was relatively flat for the six-month period ended June 30, 2014 compared to the same period in 2013. Production primarily increased due to the addition of 23 gross (17.6 net) productive operated wells and 16 gross (0.6 net) productive non-operated wells in the Williston Basin from July 1, 2013 to June 30, 2014. During the six-month period ended June 30, 2014, our average realized price per barrel of oil was $90.06 ($89.98 after considering the effects of settled derivatives) compared to an average realized price of $88.01 per barrel for the six-month period ended June 30, 2013. Our US wells accounted for 99% of our consolidated sales for the six-month period ended June 30, 2014, compared to 96% of our consolidated sales for the six-month period ended June 30, 2013.

Lease operating expenses were approximately $5.6 million for the six-month period ended June 30, 2014 compared to approximately $2.6 million for the six-month period ended June 30, 2013. The increase in overall lease operating expense dollars is directly related to the large number of operated wells that were added to production since July 1, 2013. On a per-unit basis, LOE was $16.90 per BOE for the six-month period ended June 30, 2014 compared to $12.73 per BOE for the six-month period ended June 30, 2014. The increase in the average LOE per BOE from 2013 to 2014 is primarily due to extreme weather conditions, which negatively affected our 2014 production, increased workovers of certain of our more mature operated wells, and location maintenance costs associated with road repairs made necessary by the unseasonably rainy conditions in the latter part of spring.

Production taxes were approximately $3.3 million for the six-month period ended June 30, 2014, compared to approximately $2.0 million for the six-month period ended June 30, 2013. Production taxes represented 11.3% and 11.1% of gross revenues for the six-month periods ended June 30, 2014 and 2013. The statutory production tax rate for our North Dakota wells is 11.5%.

General and administrative expenses totaled $3.7 million for the six-month period ended June 30, 2014, compared to approximately $2.6 million for the six-month period ended June 30, 2013. The increase is largely attributable to additional payroll, employee benefit expenses, and office-related expenses as the number of our employees grew from 19 as of July 1, 2013 to 24 as of June 30, 2014. We also incurred higher legal and accounting fees during the first quarter of 2014 in anticipation of equity financing and acquisitions. Our general and administrative expenses for the six-month periods ended June 30, 2014 and 2013 includes stock-based compensation totaling approximately $899,000 and $525,000 for the six-month periods ended June 30, 2014 and 2013, respectively. Stock-based compensation is a non-cash charge to earnings.

Depletion, depreciation and amortization expense was approximately $9.3 million ($28.26 per BOE) for the six-month period ended June 30, 2014, compared to approximately $3.5 million ($16.57 per BOE) for the six-month period ended June 30, 2013. Our capitalized costs related to amortizable oil and gas properties increased from approximately $94.8 million at June 30, 2013 to approximately $287.8 million at June 30, 2014. This increase in depletion expense was due primarily to the addition of productive operated wells in the Williston Basin since July 1, 2013, as well as to the identification of future drill sites, for which proved, undeveloped reserves (and estimated future development costs) have been assigned.

Due to lower than anticipate production volumes from our Hardy Property wells and declining oil prices during the period, we were required to write-down the value of our Canadian oil and gas properties at March 31, 2013, pursuant to full-cost accounting rules. In doing so, we recognized an impairment expense of approximately $1.5 million related to our Hardy Property during the six-month period ended June 30, 2013. The impairment expense represented a non-cash charge against our earnings. We did not recognize any such impairment during the six-month period ended June 30, 2014. As noted above, we sold our interest in the Hardy Property in July 2014.

We recognized aggregate interest expense of approximately $833,000 during the six-month period ended June 30, 2013 related to our then-outstanding Swap Facility. Included in this figure is amortization expense related to deferred financing costs of approximately $112,000. The amortization of deferred financing costs is a non-cash item. We fully repaid the outstanding balance of our Swap Agreement in August 2013 using proceeds received from our Credit Agreement with MSGC. Year-to-date interest associated with our Credit Facility approximated $6.5 million for the six-month period ended June 30, 2014. Included in this figure is approximately $763,000 of amortization related to deferred financing costs. The specific terms of the Swap Facility and the Credit Facility are discussed in the “Liquidity and Capital Resources” section, below.

We recognized losses on the settlement of price swap agreements of approximately $341,000, and unrealized losses related to changes in the fair value of price swaps of approximately $8.0 million for the six-month period ended June 30, 2014, in connection with price swap agreements entered into pursuant to our Credit Facility. Additional losses or offsetting gains could be recognized in the future, depending on projected future oil prices. We recognized unrealized gains related to changes in the fair value of price swaps of approximately $159,000 for the six-month period ended June 30, 2013 in connection with price swaps agreements entered into pursuant to our Swap Facility. The price swap agreements associated with the Swap Facility were settled upon the full repayment of the Swap Facility in August 2013.

We recognized an estimated income tax benefit of approximately $2.7 million for the six-month period ended June 30, 2014, compared to income tax expense of approximately $2.3 million for the corresponding period in 2013. Our estimated effective tax rates for the periods were 35.7% and 43.3%, respectively.

Our basic and diluted loss per share was ($0.20) for the six-month period ended June 30, 2014, compared to basic income per share of $0.24 and diluted income per share of $0.23 for the six-month period ended June 30, 2013. Because we recognized a net loss for the current period, diluted income per share is calculated using the basic weighted average number of weighted shares outstanding for the period, as the effect of including potentially dilutive items would be anti-dilutive.

Our adjusted net income for the six-month periods ended June 30, 2014 and 2013 was approximately $3.1 million and $4.4 million, respectively. Adjusted net income is derived by adding back unrealized changes in fair value of commodity derivatives to net income or adjusting for other non-recurring gains or losses during the period. Adjusted net income is a non-GAAP financial measure.

Our adjusted EBITDA for the six-month periods ended June 30, 2014 and 2013 was approximately $17.0 million and $11.4 million, respectively. Adjusted EBITDA represents net earnings before interest income, dividend income, interest expense, income taxes, depletion, depreciation, and amortization, non-cash expenses related to stock-based compensation, impairment of oil and gas properties, loss on early extinguishment of debt, and unrealized changes in fair value of commodity derivatives. Adjusted EBITDA is a non-GAAP financial measure.

Liquidity and Capital Resources

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

On October 7, 2013, we closed the $40.0 million Spyglass Tranche A Loan. As of June 30, 2014, the principal amount outstanding under our Credit Facility is $108.0 million.

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

The Credit Agreement also contains a number of financial covenants, including the maintaining of an adjusted minimum working capital ratio of 1.0. The adjusted minimum working capital ratio is calculated by dividing current assets, less any current derivative assets, by current liabilities, less the current portion of debt outstanding under the Credit Agreement, unpaid deferred loan costs and any current derivative liability. As of June 30, 2014, our adjusted minimum working capital ratio was less than 1.0. The Credit Agreement was amended in July 2014 so as to not require a minimum adjusted working capital ratio as of June 30, 2014.

We are currently seeking additional, alternative financing that we believe will enable us to either comply with the minimum adjusted working capital ratio covenant at September 30, 2014 or to fully repay the outstanding balance of the existing Credit Facility. In the event that we are unable to secure alternative financing before then, it is likely that we will be in technical default of the adjusted working capital covenant under the Credit Facility as of September 30, 2014. Accordingly, we have classified the entire balance outstanding under the Credit Facility as a current liability on our June 30, 2014 condensed consolidated balance sheet. However, we do not believe that we will be required to repay the entire amount outstanding under the Credit Facility during the ensuing twelve months. Should circumstances dictate otherwise, or should we be unsuccessful in our current pursuit of alternative financing, we will consider additional financing sources to repay the debt including, but not limited to, potential future equity offerings and/or the issuance of additional debt securities.

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

As of June 30, 2014, our assets totaled approximately $319.9 million which includes, among other items, cash balances of approximately $22.2 million, trade receivables totaling approximately $21.1 million and marketable securities valued at approximately $1.4 million. The marketable securities are classified as non-current. Although we have the ability to liquidate these investments quickly, it is not our current intent to do so.

As of June 30, 2014, our current assets total approximately $43.4 million. Our current liabilities as of June 30, 2014 include accounts payable and accrued liabilities totaling approximately $65.6 million, amounts outstanding under our Credit Facility totaling $108.0 million and estimated current derivative liabilities of approximately $4.0 million from current liabilities. As of June 30, 2014, we have a working capital deficit of approximately $134.0 million. However, as discussed above, we do not believe that we will be required to repay the $108.0 million outstanding under our Credit Facility during the next twelve months. Including the $1.4 million of marketable securities as current assets, and excluding the amounts outstanding under our Credit Facility and short-term derivative liabilities, our adjusted working capital deficit would be approximately $20.8 million.

It is possible that we will seek additional financing, or raise capital through the sale of additional shares of our common stock in the future, in order to replace our current debt, to fund future drilling activities, to develop our existing acreage further, or to acquire acreage or interests in other oil and gas properties.

Litigation

As of June 30, 2014, we were not subject to any known, pending or threatened material litigation.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Principal Accounting Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that the Company’s internal controls over financial reporting were effective as of June 30, 2014.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS.

Exhibit	Description of Exhibit

2.1	Agreement and Plan of Merger among Eternal Energy Corp., Eternal Sub Corp. and American Eagle Energy Inc., dated April 8, 2011. (Incorporated by reference to Exhibit 2.1 of our Registration Statement on Form S-4 filed May 4, 2011.)
2.1(a)	First Amendment to Agreement and Plan of Merger among Eternal Energy Corp., Eternal Sub Corp. and American Eagle Energy Inc., dated September 28, 2011. (Incorporated by reference to Exhibit 2.1(a) of our Current Report on Form 8-K filed September 28, 2011.)
3(i).1	Articles of Incorporation filed with the Nevada Secretary of State on July 25, 2003. (Incorporated by reference to Exhibit 3.1 of our Form 10-SB filed August 18, 2004.)
3(i).2	Certificate of Change filed with the Nevada Secretary of State effective November 7, 2005. (Incorporated by reference to Exhibit 3(i).2 of our Current Report on Form 8-K filed November 9, 2005.)
3(i).3	Articles of Merger filed with the Nevada Secretary of State effective November 7, 2005. (Incorporated by reference to Exhibit 3(i).3 of our Current Report on Form 8-K filed November 9, 2005.)
3(i).4	Articles of Merger filed with the Nevada Secretary of State effective November 30, 2011. (Incorporated by reference to Exhibit 3(i).4 of our Current Report on Form 8-K filed December 20, 2011.)
3(i).5	Articles of Merger filed with the Nevada Secretary of State effective November 30, 2011. (Incorporated by reference to Exhibit 3(i).5 of our Current Report on Form 8-K filed December 20, 2011.)
3(i).6	Certificate of Change filed with the Nevada Secretary of State effective November 30, 2011. (Incorporated by reference to Exhibit 3(i).6 of our Current Report on Form 8-K filed December 20, 2011.)
3(i).7	Certificate of Change filed with the Nevada Secretary of State effective March 18, 2014. (Incorporated by reference to Exhibit 3(i).7 of our Current Report on Form 8-K filed on March 21, 2014.)
3(ii).1	Bylaws, adopted July 18, 2003. (Incorporated by reference to Exhibit 3.2 of our Form 10-SB filed August 18, 2004.)
3(ii).2	Amendment No. 1 to Bylaws, adopted November 4, 2005. (Incorporated by reference to Exhibit 3(ii) of our Current Report on Form 8-K filed November 9, 2005.)
3(ii).3	Amendment No. 2 to Bylaws, adopted February 22, 2011. (Incorporated by reference to Exhibit 3(ii).3 of our Current Report on Form 8-K filed February 23, 2011.)
4.1	American Eagle Energy Corporation 2012 Equity Incentive Plan. (Incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.2	Non-qualified Stock Option Agreement, dated as of October 30, 2009, by and between the Registrant and Bradley M. Colby. (Incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.3	Non-qualified Stock Option Agreement, dated as of October 30, 2009, by and between the Registrant and John Anderson. (Incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.4	Non-qualified Stock Option Agreement, dated as of October 30, 2009, by and between the Registrant and Paul E. Rumler. (Incorporated by reference to Exhibit 4.4 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.5	Non-qualified Stock Option Agreement, dated as of December 30, 2010, by and between the Registrant and Bradley M. Colby. (Incorporated by reference to Exhibit 4.5 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.6	Non-qualified Stock Option Agreement, dated as of December 30, 2010, by and between the Registrant and Thomas G. Lantz. (Incorporated by reference to Exhibit 4.6 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.7	American Eagle Energy Corporation 2013 Equity Incentive Plan. (Incorporated by reference to Exhibit 4.7 of our Annual Report on Form 10-K filed March 28, 2014.)
4.8	Non-qualified Stock Option Agreement, dated as of December 30, 2010, by and between the Registrant and Richard Findley. (Incorporated by reference to Exhibit 4.8 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.9	Non-qualified Stock Option Agreement, dated as of December 28, 2011, by and between the Registrant and Paul E. Rumler. (Incorporated by reference to Exhibit 4.9 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.10	Non-qualified Stock Option Agreement, dated as of December 28, 2011, by and between the Registrant and John Anderson. (Incorporated by reference to Exhibit 4.10 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.11	Reserved for future use.
4.12	Non-qualified Stock Option Agreement, dated as of December 28, 2011, by and between the Registrant and Kirk Stingley. (Incorporated by reference to Exhibit 4.12 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.13	Non-qualified Stock Option Agreement, dated as of December 14, 2012, by and between the Registrant and Bradley M. Colby. (Incorporated by reference to Exhibit 4.13 of our Annual Report on Form 10-K filed March 28, 2014.)
4.14	Non-qualified Stock Option Agreement, dated as of December 14, 2012, by and between the Registrant and Thomas G. Lantz. (Incorporated by reference to Exhibit 4.14 of our Annual Report on Form 10-K filed March 28, 2014.)

4.15	Non-qualified Stock Option Agreement, dated as of December 14, 2012, by and between the Registrant and Kirk A. Stingley. (Incorporated by reference to Exhibit 4.15 of our Annual Report on Form 10-K filed March 28, 2014.)
4.16	Non-qualified Stock Option Agreement, dated as of December 14, 2012, by and between the Registrant and Richard Findley. (Incorporated by reference to Exhibit 4.16 of our Annual Report on Form 10-K filed March 28, 2014.)
4.17	Non-qualified Stock Option Agreement, dated as of December 14, 2012, by and between the Registrant and Paul E. Rumler. (Incorporated by reference to Exhibit 4.17 of our Annual Report on Form 10-K filed March 28, 2014.)
4.18	Non-qualified Stock Option Agreement, dated as of December 14, 2012, by and between the Registrant and John Anderson. (Incorporated by reference to Exhibit 4.18 of our Annual Report on Form 10-K filed March 28, 2014.)
4.19	Non-qualified Stock Option Agreement, dated as of February 21, 2012, by and between the Registrant and Andrew P. Calerich. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 21, 2012.)
4.20	Non-qualified Stock Option Agreement, dated as of November 14, 2013, by and between the Registrant and James N. Whyte. (Incorporated by reference to Exhibit 4.20 of our Current Report on Form 8-K filed November 14, 2013.)
4.21	Non-qualified Stock Option Agreement, dated as of December 14, 2012, by and between the Registrant and Andrew P. Calerich. (Incorporated by reference to Exhibit 4.21 of our Annual Report on Form 10-K filed March 28, 2014.)
4.22	Non-qualified Stock Option Agreement, dated as of December 13, 2013, by and between the Registrant and Bradley M. Colby. (Incorporated by reference to Exhibit 4.22 of our Annual Report on Form 10-K filed March 28, 2014.)
4.23	Non-qualified Stock Option Agreement, dated as of December 13, 2013, by and between the Registrant and Thomas G. Lantz. (Incorporated by reference to Exhibit 4.23 of our Annual Report on Form 10-K filed March 28, 2014.)
4.24	Non-qualified Stock Option Agreement, dated as of December 13, 2013, by and between the Registrant and Kirk A. Stingley. (Incorporated by reference to Exhibit 4.24 of our Annual Report on Form 10-K filed March 28, 2014.)
4.25	Non-qualified Stock Option Agreement, dated as of December 13, 2013, by and between the Registrant and Richard Findley. (Incorporated by reference to Exhibit 4.25 of our Annual Report on Form 10-K filed March 28, 2014.)
4.26	Non-qualified Stock Option Agreement, dated as of December 13, 2013, by and between the Registrant and Paul E. Rumler. (Incorporated by reference to Exhibit 4.26 of our Annual Report on Form 10-K filed March 28, 2014.)
4.27	Non-qualified Stock Option Agreement, dated as of December 13, 2013, by and between the Registrant and John Anderson. (Incorporated by reference to Exhibit 4.27 of our Annual Report on Form 10-K filed March 28, 2014.)
4.28	Non-qualified Stock Option Agreement, dated as of December 13, 2013, by and between the Registrant and Andrew P. Calerich. (Incorporated by reference to Exhibit 4.28 of our Annual Report on Form 10-K filed March 28, 2014.)
4.29	Non-qualified Stock Option Agreement, dated as of December 13, 2013, by and between the Registrant and James N. Whyte. (Incorporated by reference to Exhibit 4.29 of our Annual Report on Form 10-K filed March 28, 2014.)
10.1	Agreement and Plan of Merger between Golden Hope Resources Corp. (renamed Eternal Energy Corp.) and Eternal Energy Corp., filed with the Nevada Secretary of State effective November 7, 2005. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed November 9, 2005.)
10.2	Reserved for future use.
10.3	Purchase and Sale Agreement between Eternal Energy Corp. and American Eagle Energy Inc. dated June 18, 2010. (Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q filed August 16, 2010.)
10.4	Restricted Common Stock Purchase Agreement by and between American Eagle Energy Corporation and Power Energy Holdings, LLC, dated January 4, 2013. (Incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q filed May 14, 2013.)
10.5	Common Stock Purchase Agreement by and between American Eagle Energy Corporation and Power Energy Holdings, LLC, dated August 9, 2013. (Incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q filed August 19, 2013.)
10.6	Purchase, Sale and Option Agreement by and between American Eagle Energy Corporation and USG Properties Bakken I, LLC, dated August 12, 2013. (Incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q filed November 14, 2013.)
10.6a	First Amendment to Purchase, Sale and Option Agreement by and between American Eagle Energy Corporation and USG Properties Bakken I, LLC, dated September 30, 2013. (Incorporated by reference to Exhibit 10.6a of our Quarterly Report on Form 10-Q filed November 14, 2013.)
10.6b	Second Amendment to Purchase, Sale and Option Agreement by and between American Eagle Energy Corporation and USG Properties Bakken I, LLC, dated October 2, 2013. (Incorporated by reference to Exhibit 10.6b of our Quarterly Report on Form 10-Q filed November 14, 2013.)
10.6c	Notice of Exercise pursuant to the Purchase and Sale and Option Agreement by and between American Eagle Energy Corporation and USG Properties Bakken I, LLC, dated October 2, 2013. (Incorporated by reference to Exhibit 10.6c of our Quarterly Report on Form 10-Q filed November 14, 2013.)
10.6d	Third Amendment to the Purchase, Sale and Option Agreement by and between American Eagle Energy Corporation and USG Properties Bakken I, LLC, dated March 27, 2014. (Incorporated by reference to Exhibit 10.6d of our Annual Report on Form 10-K filed March 28, 2014.)
10.7	Underwriting Agreement by and between American Eagle Energy Corporation and Johnson Rice & Company LLC, dated March 18, 2014. (Incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K, filed March 19, 2014.)
10.8	Purchase Agreement by and between American Eagle Energy Corporation and Northland Securities, Inc. dated October 2, 2013 (Incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed on October 2, 2013.)

10.9	Purchase Agreement by and between American Eagle Energy Corporation and Northland Securities, Inc. dated October 9, 2013 (Incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed on October 10, 2013.)
10.10	Reserved for future use.
10.11	Amended and Restated Employment Agreement by and between the Registrant and Bradley M. Colby effective May 1 2013. (Incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-K filed March 28, 2014.)
10.12	Employment Agreement by and between the Registrant and Thomas G. Lantz, effective May 1, 2013. (Incorporated by reference to Exhibit 10.12 of our Annual Report on Form 10-K filed March 28, 2014.)
10.13	Employment Agreement by and between the Registrant and Kirk Stingley, effective May 1, 2013. (Incorporated by reference to Exhibit 10.13 of our Annual Report on Form 10-K filed March 28, 2014.)
10.14	Consulting Agreement by and between the Registrant and Richard Findley, effective November 30, 2011. (Incorporated by reference to Exhibit 10.41 of our Annual Report on Form 10-K filed April 16, 2012.)
10.15	Reserved for future use.
10.16	Reserved for future use.
10.17	Carry Agreement by and among American Eagle Energy Corporation, AMZG, Inc. and USG Properties Bakken I, LLC, dated August 12, 2013. (Incorporated by reference to Exhibit 10.20 of our Quarterly Report on Form 10-Q filed August 19, 2013.)
10.18	Farm-Out Agreement by and among American Eagle Energy Corporation, AMZG, Inc. and USG Properties Bakken I, LLC, dated August 12, 2013. (Incorporated by reference to Exhibit 10.21 of our Quarterly Report on Form 10-Q, filed August 19, 2013.)
10.19	Letter Agreement by and between American Eagle Energy Corporation and USG Properties Bakken I, LLC, dated March 21, 2014. (Incorporated by reference to Exhibit 10.19 of our Annual Report on Form 10-K filed March 28, 2014.)
10.19a	Amendment and Addendum to Letter Agreement among American Eagle Energy Corporation and USG Properties Bakken I, LLC, dated March 27, 2014. (Incorporated by reference to Exhibit 10.19a of our Annual Report on Form 10-K filed March 28, 2014.)
10.20	Credit Agreement, dated as of August 19, 2013, among American Eagle Energy Corporation, the lenders parties thereto, and Morgan Stanley Capital Group Inc., as administrative agent for such lenders. (Incorporated by reference to Exhibit 10.20 of our Form 8-K filed August 23, 2013.)
10.20a	First Amendment to the Credit Agreement among American Eagle Energy Corporation, the lenders parties thereto, and Morgan Stanley Capital Group Inc., dated October 2, 2013.
10.20b	Second Amendment to the Credit Agreement among American Eagle Energy Corporation, the lenders parties thereto, and Morgan Stanley Capital Group Inc., dated October 2, 2013.
10.20c*	Third Amendment to the Credit Agreement among American Eagle Energy Corporation, the lenders parties thereto, and Morgan Stanley Capital Group Inc., dated July 21, 2014.
10.21	Promissory Note by American Eagle Energy Corporation, dated as of August 19, 2013, payable to the order of Morgan Stanley Capital Group Inc. in the principal amount of $200,000,000. (Incorporated by reference to Exhibit 10.21 of our Form 8-K filed August 23, 2013.)
10.22	Pledge and Security Agreement, dated as of August 19, 2013, among American Eagle Energy Corporation, AMZG, Inc., AEE Canada, Inc., EERG Energy ULC, and Morgan Stanley Capital Group Inc. (Incorporated by reference to Exhibit 10.22 of our Form 8-K filed August 23, 2013.)
10.23	Mortgage-Collateral Real Estate Mortgage, Deed of Trust, Indenture, Security Agreement, Fixture Filing, As-Extracted Collateral Filing, Financing Statement and Assignment of Production, dated as of August 19, 2013, by American Eagle Energy Corporation, AMZG, Inc., and Morgan Stanley Capital Group Inc. (Incorporated by reference to Exhibit 10.23 of our Form 8-K filed August 23, 2013.)
10.24	Guaranty Agreement, dated as of August 19, 2013, among AMZG, Inc., AEE Canada Inc., EERG Energy ULC, and Morgan Stanley Capital Group Inc. (Incorporated by reference to Exhibit 10.24 of our Form 8-K filed August 23, 2013.)
10.25	Form of Warrant of American Eagle Energy Corporation. (Incorporated by reference to Exhibit 10.25 of our Form 8-K filed August 23, 2013.)
10.26	Reserved for future use.
10.27	Lease Agreement dated January 1, 2009 by and between Eternal Energy Corp. and Oakley Ventures, LLC. (Incorporated by reference to Exhibit 10.27 of our Annual Report on Form 10-K filed March 23, 2010.)
10.27a	Lease Addendum, dated October 1, 2011 by and between Eternal Energy Corp. and Oakley Ventures, LLC, and Exhibit A thereto. (Incorporated by reference to Exhibit 10.27a of our Annual Report on Form 10-K filed April 16, 2012.)
10.27b	Lease Addendum, dated July 1, 2012 by and between American Eagle Energy Corporation and Oakley Ventures, LLC. (Incorporated by reference to Exhibit 10.27b of our Quarterly Report on Form 10-Q filed on August 20, 2012.)
10.27c	Lease Addendum, dated November 1, 2013 by and between American Eagle Energy Corporation and Oakley Ventures, LLC.
10.28	Reserved for future use.
10.29	Reserved for future use.
10.30	Reserved for future use.
10.31	Reserved for future use.

10.32	Reserved for future use.
10.33	Reserved for future use.
10.34	Reserved for future use.
10.35	Reserved for future use.
10.36	Letter of Intent between Eternal Energy Corp. and American Eagle Energy Inc. dated February 22, 2011. (Incorporated by reference to Exhibit 10.36 of our Annual Report on Form 10-K filed March 23, 2011.)
10.37	Engagement Letter for Professional Services between Eternal Energy Corp. and C.K. Cooper & Company, dated February 25, 2011. (Incorporated by reference to Exhibit 10.37 of our Annual Report on Form 10-K filed March 23, 2011.)
10.38	Participation and Operating Agreement among Eternal Energy Corp., AEE Canada Inc. and Passport Energy Inc., dated April 15, 2011. (Incorporated by reference to Exhibit 10.38 of our Registration Statement on Form S-4 filed May 4, 2011.)
10.38a	Amendment to the participation and operating agreement among Eerg Energy Ulc, Aee Canada Inc. and Passport Energy Inc., dated February 1, 2012. (Incorporated by reference to Exhibit 10.38a of our Annual Report on Form 10-K/A filed April 10, 2012.)
10.39^	Purchase and Sale Agreement among Eternal Energy Corp., American Eagle Energy Inc., and NextEra Energy Gas Producing, LLC, dated May 17, 2011. (Incorporated by reference to Exhibit 10.39 of our Amended Quarterly Report on Form 10-Q/A filed October 11, 2011.)
10.40^	Purchase and Sale Agreement among Eternal Energy Corp., American Eagle Energy Inc., and NextEra Energy Gas Producing, LLC, dated May 17, 2011. (Incorporated by reference to Exhibit 10.40 of our Amended Quarterly Report on Form 10-Q/A filed October 11, 2011.)
10.40a	First Amendment to Purchase and Sale Agreement among Eternal Energy Corp., American Eagle Energy Inc., and NextEra Energy Gas Producing, LLC, dated June 14, 2011. (Incorporated by reference to Exhibit 10.40a of our Quarterly Report on Form 10-Q filed August 18, 2011.)
10.40b	Second Amendment to Purchase and Sale Agreement among Eternal Energy Corp., American Eagle Energy Inc., and NextEra Energy Gas Producing, LLC, dated July 25, 2011. (Incorporated by reference to Exhibit 10.40b of our Quarterly Report on Form 10-Q filed August 18, 2011.)
10.41^	Purchase and Sale Agreement among Eternal Energy Corp., American Eagle Energy Inc., and NextEra Energy Gas Producing, LLC, dated November 15, 2011. (Incorporated by reference to Exhibit 10.38a of our Annual Report on Form 10-K/A filed April 10, 2012.)
10.42^	Carry Agreement by and among American Eagle Energy Corporation, American Eagle Energy Inc., and NextEra Energy Gas Producing, LLC, dated as of April 16, 2012, and Exhibit C thereto. (Incorporated by reference to Exhibit 10.42 of our Quarterly Report on Form 10-Q filed on August 20, 2012.
10.43	First Amendment to Carry Agreement by and among American Eagle Energy Corporation, American Eagle Energy Inc., and NextEra Energy Gas Producing, LLC, dated as of July 15, 2012. (Incorporated by reference to Exhibit 10.43 of our Quarterly Report on Form 10-Q filed on August 20, 2012.)
10.44	ISDA Master Agreement by and among American Eagle Energy Corporation, AMZG, Inc., and Macquarie Bank Limited, dated December 27, 2012. (Incorporated by reference to Exhibit 10.44 of our Annual Report on Form 10-K filed on April 16, 2013.)
10.44a	Schedule to the 2002 ISDA Master Agreement by and among American Eagle Energy Corporation, AMZG, Inc., and Macquarie Bank Limited, dated December 27, 2012. (Incorporated by reference to Exhibit 10.44a of our Annual Report on Form 10-K filed on April 16, 2013.)
10.45	Commodity Swap Transaction Confirmation by and among American Eagle Energy Corporation, AMZG, Inc., and Macquarie Bank Limited, dated December 27, 2012. (Incorporated by reference to Exhibit 10.45 of our Annual Report on Form 10-K filed on April 16, 2013.)
10.46	Security Agreement by and among American Eagle Energy Corporation, AMZG, Inc., and Macquarie Bank Limited, dated December 27, 2012. (Incorporated by reference to Exhibit 10.46 of our Annual Report on Form 10-K filed on April 16, 2013.)
10.47	Mortgage, Security Agreement, Fixture Filing, Financing Statement and Assignment of Production and Revenue by and among American Eagle Energy Corporation, AMZG, Inc., and Macquarie Bank Limited, dated December 27, 2012. (Incorporated by reference to Exhibit 10.47 of our Annual Report on Form 10-K filed on April 16, 2013.)
10.48	Purchase and Sale Agreement by and between USG Properties Bakken I, LLC and American Eagle Energy Corporation, dated December 20, 2012. (Incorporated by reference to Exhibit 10.48 of our Annual Report on Form 10-K filed on April 16, 2013.)
10.49	Purchase and Sale Agreement Between SM Energy Company and American Eagle Energy Corporation, dated November 20, 2012. (Incorporated by reference to Exhibit 10.49 of our Annual Report on Form 10-K filed on April 16, 2013.)
21.1	List of Subsidiaries. (Incorporated by reference to Exhibit 21.1 of our Annual Report on Form 10-K filed April 16, 2013.)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*          Filed herewith.

^          Portions omitted pursuant to a request for confidential treatment.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EAGLE ENERGY CORPORATION

(Registrant)

August 4, 2014	/s/ Bradley M. Colby
Bradley M. Colby
President and Chief Executive Officer

