Form 10-Q
period 2014-09-30
AMERICAN EAGLE ENERGY Corp
filed 2014-11-06
CIK 1282613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014.

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

 Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

30,448,714 shares of common stock issued and outstanding at October 31, 2014.

INDEX

A Note About Forward Looking Statements	2

PART I - FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements (Unaudited)	3

Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 (Unaudited)	5

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three-Month and Nine-Month Periods Ended September 30, 2014 and 2013 (Unaudited)	6

Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2014 and 2013 (Unaudited)	8

Notes to the Condensed Consolidated Financial Statements (Unaudited)	9

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 4 – Controls and Procedures	35

PART II – OTHER INFORMATION

Item 6 – Exhibits	36

Signatures	41

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Eagle Energy Corporation

Condensed Consolidated Financial Statements

As of September 30, 2014 and December 31, 2013 and

For the Three-Month and Nine-Month Periods Ended September 30, 2014 and 2013

American Eagle Energy Corporation

Index to the Financial Statements

As of September 30, 2014 and December 31, 2013 and

For the Three-Month and Nine-Month Periods Ended September 30, 2014 and 2013

Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 (Unaudited)	5

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three-Month and Nine-Month Periods Ended September 30, 2014 and 2013 (Unaudited)	6

Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2014 and 2013 (Unaudited)	8

Notes to the Condensed Consolidated Financial Statements (Unaudited)	9

American Eagle Energy Corporation

Condensed Consolidated Balance Sheets - (Unaudited)

(In Thousands, except for Per Share Data)

	September 30,	December 31,
	2014	2013
Current assets:
Cash	$48,784	$31,850
Trade receivables	17,785	17,920
Income tax receivable	25	-
Prepaid expenses	38	68
Derivative asset	466	211
Total current assets	67,098	50,049

Equipment and leasehold improvements, net of accumulated depreciation and amortization of $445 and $322, respectively	252	174
Oil and gas properties, full-cost method – subject to amortization, net of accumulated depletion of $26,271 and $12,849, respectively	293,685	155,145
Oil and gas properties, full-cost method – not subject to amortization	2,487	2,487
Marketable securities	1,162	1,050
Noncurrent derivative asset	155	-
Other assets	7,894	7,503
Total assets	$372,733	$216,408

Current liabilities:
Accounts payable and accrued liabilities	$73,099	$41,841
Derivative liability	3	276
Current portion of notes payable	-	3,000
Total current liabilities	73,102	45,117

Asset retirement obligation	1,352	1,060
Noncurrent portion of notes payable		105,000
Bonds payable, net of discount of $1,615 and $0, respectively	173,385	-
Noncurrent derivative liability	-	750
Deferred taxes	-	5,386
Total liabilities	247,839	157,313

Stockholders’ equity:
Common stock, $.001 par value, 48,611 shares authorized, 30,449 and 17,712 shares outstanding	30	18
Additional paid-in capital	146,888	67,198
Accumulated other comprehensive income (loss)	(243)	(6)
Accumulated deficit	(21,781)	(8,115)
Total stockholders’ equity	124,894	59,095
Total liabilities and stockholders’ equity	$372,733	$216,408

The accompanying notes are an integral part of the condensed consolidated financial statements.

American Eagle Energy Corporation

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) - (Unaudited)

(In Thousands, except for Per Share Data)

	For the Three-Month Period		For the Nine-Month Period
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Oil and gas sales	$17,091	$11,639	$46,099	$29,638

Operating expenses:
Oil and gas production costs	5,621	3,055	14,475	7,657
General and administrative	2,110	1,812	5,790	4,380
Depletion, depreciation and amortization	6,154	2,524	15,497	5,915
Impairment of oil and gas properties, subject to amortization	-	-	-	1,525

Total operating expenses	13,885	7,391	35,762	19,477

Total operating income	3,206	4,248	10,337	10,161

Interest and dividend income	28	19	56	57
Interest expense	(4,163)	(1,316)	(10,628)	(2,149)
Loss on early extinguishment of debt	(11,894)	(3,714)	(11,894)	(3,714)
Loss on sale of oil & gas properties	(12)	-	(12)	-
Gains (losses) on settlement of derivatives	(7,113)	115	(7,455)	115
Change in fair value of derivatives	8,641	(934)	618	(775)

Total other income (expense)	(14,513)	(5,830)	(29,315)	(6,466)

Income (loss) before taxes	(11,307)	(1,582)	(18,978)	3,695

Income tax expense (benefit)	(2,569)	(646)	(5,311)	1,639

Net income (loss)	$(8,738)	$(936)	$(13,667)	$2,056

Net income (loss) per common share:
Basic	$(0.29)	$(0.07)	$(0.52)	$0.16
Diluted	$(0.29)	$(0.07)	$(0.52)	$0.16

Weighted average number of shares outstanding -
Basic	30,448	13,224	26,524	12,741
Diluted	30,448	13,224	26,524	13,225

The accompanying notes are an integral part of the condensed consolidated financial statements.

American Eagle Energy Corporation

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) - (Unaudited)

(In Thousands, except for Per Share Data)

	For the Three-Month Period		For the Nine-Month Period
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$(8,738)	$(936)	$(13,667)	$2,056

Other comprehensive income (loss), net of tax:
Unrealized foreign exchange gains (losses)	(10)	2	(126)	15
Unrealized gains (losses) on securities	(283)	27	(111)	(6)
Total other comprehensive income (loss), net of tax	(293)	29	(237)	9

Comprehensive income (loss)	$(9,031)	$(907)	$(13,904)	$2,065

The accompanying notes are an integral part of the condensed consolidated financial statements.

American Eagle Energy Corporation

Condensed Consolidated Statements of Cash Flows – (Unaudited)

(In Thousands)

	For the nine-month periods
	ended September 30,
	2014	2013
Cash flows provided by operating activities:
Net income (loss)	$(13,667)	$2,056
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash transactions:
Stock-based compensation	1,344	827
Depletion, depreciation and amortization	15,497	5,915
Accretion of discount on asset retirement obligation	60	36
Amortization of deferred financing costs	1,158	274
Amortization of debt discount	32	-
Provision for deferred income tax expense (benefit)	(5,325)	1,662
Loss on early extinguishment of debt	11,894	3,714
Impairment of oil and gas properties	-	1,525
Change in fair value of derivatives	(1,432)	653
Foreign currency transaction gains	-	2
Changes in operating assets and liabilities:
Prepaid expense	30	(2)
Trade receivables	(6,271)	(3,032)
Income taxes receivable	(25)	(33)
Accounts payable and accrued liabilities	17,292	11,654
Net cash provided by operating activities	20,587	25,251

Cash flows used for investing activities:
Additions to oil and gas properties	(135,234)	(80,432)
Proceeds from sale of oil and gas properties	1,824	-
Additions to equipment and leasehold improvements	(201)	(15)
Purchases of marketable securities	(222)	-
Decrease in amounts due to Carry Agreement partner	-	(4,957)
Net cash used for investing activities	(133,833)	(85,404)

Cash flows provided by financing activities:
Proceeds from issuance of stock	78,298	13,877
Proceeds from issuance of notes payable	-	68,000
Proceeds from issuance of bonds	167,257	-
Payment of other deferred financing costs	(1,882)	(651)
Repayment of long-term debt	(113,465)	(21,131)
Net cash provided by financing activities	130,208	60,095
Effect of exchange rate changes on cash	(28)	38
Net change in cash	16,934	(20)
Cash - beginning of period	31,850	19,058
Cash - end of period	$48,784	$19,038

Supplemental non-cash disclosure;
Direct financing of prepayment and other penalties	$5,465	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2014 and December 31, 2013 and

For the Three-Month and Nine-Month Periods Ended September 30, 2014 and 2013

1.	Description of Business

American Eagle Energy Corporation (the “Company”) was incorporated in the state of Nevada in March 2003 under the name Golden Hope Resources Corp. In July 2005, the Company changed its name to Eternal Energy Corp. In December 2011, the Company changed its name to American Eagle Energy Corporation, in connection with its acquisition of, and merger with, American Eagle Energy Inc.

The Company engages in the acquisition, exploration and development of oil and gas properties, and is primarily focused on extracting proved oil reserves from those properties. As of September 30, 2014, the Company had entered into participation agreements related to oil and gas exploration and development projects in the Spyglass Area, located in Divide County, North Dakota, and Sheridan County, Montana. In addition, the Company owns working interests in mineral leases located in Richland, Roosevelt and Toole Counties in Montana.

2.	Summary of Significant Accounting Policies

Interim Financial Information

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial statements in accordance with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2014 are not necessarily indicative of results that may be expected for the year ended December 31, 2014. The condensed, consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2013. The December 31, 2013 condensed consolidated balance sheet was derived from audited financial statements.

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

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2014 and December 31, 2013 and

For the Three-Month and Nine-Month Periods Ended September 30, 2014 and 2013

Certain reclassifications have been made to prior year balances to conform to the current year’s presentation. Such reclassifications had no effect on the Company’s net income for the prior period.

3.	Marketable Securities and Fair Value of Financial Instruments

The Company’s marketable securities that are considered “available-for-sale.” As of September 30, 2014 and December 31, 2013, the Company’s marketable securities consisted of the following (in thousands):

		Gains in	Losses in
		Accumulated	Accumulated
	Estimated	Other	Other
	Fair	Comprehensive	Comprehensive
	Value	Income	Income
September 30, 2014
Noncurrent assets:
Common stocks	$1,162	$22	$(107)

December 31, 2013
Noncurrent assets:
Common stocks	$1,050	$100	$(75)

The fair value of all securities is determined by quoted market prices. There were no sales of marketable securities during the three-month or nine-month periods ended September 30, 2014.

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

The fair value of the Company’s financial instruments, measured on a recurring basis at September 30, 2014 and December 31, 2013, were as follows (in thousands):

September 30, 2014	Level 1	Level 2	Level 3	Total
Marketable securities	$1,162	$-	$-	$1,162
Current derivative asset	-	466	-	466
Noncurrent derivative asset	-	155	-	155
Current derivative liability	-	(3)	-	(3)

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2014 and December 31, 2013 and

For the Three-Month and Nine-Month Periods Ended September 30, 2014 and 2013

December 31, 2013	Level 1	Level 2	Level 3	Total
Marketable securities	$1,050	$-	$-	$1,050
Current derivative asset	-	211	-	211
Current derivative liability	-	(276)	-	(276)
Noncurrent derivative liability	-	(750)	-	(750)

4.	Purchases and Sale of Property Interests

In January 2013, the Company purchased additional net revenue and working interests in several key, non-operated spacing units within the Spyglass Area from SM Energy Company. The purchase price totaled approximately $3.9 million in cash, which was paid at closing.

In October 2013, the Company purchased additional net revenue and working interests in proved producing and proved undeveloped properties located within the Spyglass Area from a certain working interest partner. The transaction closed on October 2, 2013 with an effective date of June 1, 2013. The gross purchase price for the acquired interests totaled $47.0 million. The net purchase prices, after taking into consideration revenues and operating expenses associated with the acquired interests from the period June 1, 2013 through the closing date, totaled approximately $41.4 million. To finance the acquisition, the Company sold shares of its common stock, through two public offerings (See Note 13), and borrowed an additional $40 million under its existing Credit Facility (the “MSCG Credit Facility”) with Morgan Stanley Capital Group, Inc. (“MSCG”) (See Note 8). The agreement contained the option to purchase additional net revenue and working interests in the same producing and proved undeveloped properties at a later date.

In March 2014, the Company exercised its option to purchase the additional net revenue and working interests in proved producing and proved undeveloped properties located within the Spyglass Area from the same working interest partner. The transaction closed on March 26, 2014 with an effective date of June 1, 2013. The gross purchase price for the acquired interests totaled $47.0 million. The purchase price is subject to adjustments for revenues, operating expenses and capital expenditures associated with the acquired interests from the period June 1, 2013 through the closing date. The acquisition of the additional net revenue and working interests was funded with proceeds received from a March 2014 public offering, as discussed in Note 13).

Supplemental Pro Forma Information (Unaudited)

The Company’s condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2014 include revenues and oil and gas operating expenses related to the net revenue and working interests acquired via the exercise of the purchase option, for the period April 1, 2014 through September 30, 2014.

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2014 and December 31, 2013 and

For the Three-Month and Nine-Month Periods Ended September 30, 2014 and 2013

Had the purchase of these additional net revenue and working interests occurred on January 1, 2013, the Company’s consolidated financial statements for the nine-month periods ended September 30, 2014 and 2013 would have been as follows (in thousands):

	2014	2013
Pro forma revenues	$49,273	$49,998

Pro forma net income (loss)	$(11,926)	$5,770

Pro forma income (loss) per share - basic	$(0.40)	$0.23

Pro forma income (loss) per share – diluted	$(0.40)	$0.22

The acquisition of the working interests could not have been completed without an initial acquisition of related working interests that occurred in October 2013. Accordingly, the pro forma effect of the initial acquisition of working interests has also been included in the pro forma information presented above for the nine-month period ended September 30, 2013.

Also in March 2014, the Company acquired certain undeveloped acreage from the same working interest partner at a price of approximately $7.5 million.

In July 2014, the Company sold 100% of its net revenue and working interests in its Hardy Property to its working interest partner. Prior to the sale, the Hardy Property represented 100% of the Canadian cost center for the Company’s full-cost pool. Cash proceeds received from the sale approximated $1.8 million, which resulted in a loss on the sale of approximately $12,000.

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

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2014 and December 31, 2013 and

For the Three-Month and Nine-Month Periods Ended September 30, 2014 and 2013

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

As discussed in Note 4, the Company acquired net revenue and working interests associated with certain properties, in March 2014, including 100% of the net revenue and working interests that had been conveyed to the Carry Agreement Partner, which effectively terminated the Carry Agreement.

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

As of September 30, 2014, all five of the wells to be drilled pursuant to the Second Carry Agreement have been completed. To date, the Company has received approximately $15.2 million of funding under the Second Carry Agreement. As of September 30, 2014, the cost of drilling and completing one of the five wells exceeded the 120% of AFE cost threshold. Accordingly, the Company has recorded its portion of excess drilling and completion costs associated with this well, totaling approximately $399,000 as of September 30, 2014. None of the five wells covered by the Second Carry Agreement has achieved payout as of September 30, 2014.

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2014 and December 31, 2013 and

For the Three-Month and Nine-Month Periods Ended September 30, 2014 and 2013

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

As of September 30, 2014, all of the six wells drilled pursuant to the Farm-Out Agreement have been completed. None of the six wells covered by the Farm-Out Agreement has achieved payout as of September 30, 2014.

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

The annual interest rate associated with the Swap Facility approximated 7.4%. The Company recognized interest expense related to the Swap Facility totaling approximately $183,000 and $903,000 for the three-month and nine-month periods ended September 30, 2013, respectively.

The Company incurred investment banking fees and closing costs totaling approximately $780,000 in connection with the negotiation and closing of the MBL Swap Facility. The Company capitalized these items as deferred financing costs, and began amortizing the deferred financing costs over the life of the Swap Facility. The Company recognized approximately $38,000 and $151,000 of amortization expense related to the deferred financing costs for the three-month and nine-month periods ended September 30, 2013, respectively. The amortization of deferred loan costs is included as an additional component of interest expense for the respective periods.

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2014 and December 31, 2013 and

For the Three-Month and Nine-Month Periods Ended September 30, 2014 and 2013

On August 19, 2013, the Company repaid in full the outstanding balance under the Swap Facility using proceeds received from its Credit Facility with MSCG (see Note 8). The total payoff amount was approximately $18 million, which included 100% of the then outstanding principal balance, the settlement of all outstanding swap agreements, and certain prepayment penalties. The Company recognized a loss on the early extinguishment of debt of approximately $3.7 million, which includes prepayment penalties, the termination of related price swap agreements and the write-off of deferred financing costs associated with the Swap Facility.

8.	MSCG Credit Facility

In August 2013, the Company entered into the $200 million MSCG Credit Facility, which was comprised of a $68 million initial term loan (the “Initial Term Loan”), a $40 million term loan to be used to fund certain working interest purchases (the “Spyglass Tranche A Loan”) and an uncommitted term loan of up to $92 million (the “Tranche B Loan”). The MSCG Credit Facility was collateralized by, among other things, the Company’s oil and gas properties and future oil and gas sales derived from such properties.

Net proceeds from borrowings under the Initial Term Loan totaling approximately $67.3 million were used: (i) to repay amounts outstanding under the Swap Facility, thus fully extinguishing the Swap Facility, (ii) to reduce the Company’s payables, (iii) to develop its Spyglass Area in North Dakota to increase production of hydrocarbons, (iv) to acquire new oil and gas properties within the Spyglass Area and (v) to fund general corporate purposes that are usual and customary in the oil and gas exploration and production business.

Proceeds from borrowings under the Spyglass Tranche A Loan totaling approximately $40 million were used to purchase additional net revenue and working interests in the Spyglass Area (See Note 4).

The MSCG Credit Facility had a five-year term and carried a variable interest rate ranging from approximately 5.5% to 10.5%. The variable interest rate was based primarily on the ratio of the Company’s proved developed reserves to its debt for a given period. Interest expense related to the Initial Term Loan totaled approximately $833,000 for the three-month and nine-month periods ended September 30, 2013. Interest expense related to the Initial Term Loan and Spyglass Tranche A Loan totaled approximately $1.9 million and $7.6 million for the three-month and nine-month periods ended September 30, 2014, respectively.

The Company incurred investment banking fees and closing costs totaling approximately $7.8 million in connection with the negotiation and closing of the Initial Term Loan and Spyglass Tranche A Loan. The Company capitalized these items as deferred financing costs, and began amortizing these costs over the life of the MSCG Credit Facility using the effective interest method. The amortization of deferred financing costs is included as a component of the Company’s interest expense for the period. The Company amortized approximately $123,000 and $245,000 of deferred financing costs related to the MSCG Credit Facility during the three-month periods ended September 30, 2014 and 2013, respectively, and approximately $1.0 million and $123,000 during the nine-month periods ended September 30, 2014 and 2013, respectively.

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2014 and December 31, 2013 and

For the Three-Month and Nine-Month Periods Ended September 30, 2014 and 2013

The MSCG Credit Facility contained customary affirmative and negative covenants for borrowings of this type, including limitations on the Company with respect to transactions with affiliates, hedging agreements, dividends and distributions, operations in respect of the property that secures its collective obligations under the MSCG Credit Facility, liens and encumbrances in respect of the property that secures the Company’s collective obligations under the MSCG Credit Facility, subsidiaries and divestitures, indebtedness, investments, and changes in business. The MSCG Credit Agreement also contained a number of financial covenants, including the maintaining of an adjusted minimum working capital ratio of 1.0.

In July 2014, the Company borrowed approximately $2.2 million in connection with the amendment of certain financial covenants contained in the original MSCG Credit Facility agreement.

In August 2014, the Company repaid all amounts then-outstanding under the MSCG Credit Agreement with funds received from the issuance of certain bonds (see Note 9) and, in doing so, recognized a loss on the early extinguishment of debt totaling approximately $11.9 million. The loss on the early extinguishment of debt included, the covenant amendment fee of approximately $2.2 million, a prepayment penalty of approximately $3.3 million and the write-off of unamortized deferred financing costs of approximately $6.4 million.

9.	Bonds Payable

In August 2014, the Company issued a series of 11% secured bonds (the “Bonds”) through a Rule 144A / Regulation S private offering. The Bonds mature on September 1, 2019 and have an aggregate gross value of $175 million. The Bonds were issued at a discount (99.059%), resulting in a discount of approximately $1.6 million. Net proceeds received from the issuance of the Bonds approximated $167.3 million, net of the bond discount, investment banking fees and closing costs. A portion of the net proceeds received from the issuance of the Bonds was used to repay in full the then-outstanding balance of the MSCG Credit Facility (see Note 8). The Company is amortizing the bond discount over the life of the bonds using the effective interest method. Amortization of the Bond discount totaled approximately $32,000 for the three-month and nine-month periods ended September 30, 2014. Interest on the Bonds is payable in arrears each March 1st and September 1st.

The Company incurred investment banking fees and closing costs totaling approximately $7.1 million in connection with the issuance of the Bonds. The Company has capitalized these items as deferred financing costs, and is amortizing these costs over the life of the Bonds using the effective interest method. The amortization of deferred financing costs is included as a component of the Company’s interest expense for the period. The Company amortized approximately $137,000 of deferred financing costs related to the Bonds during the three-month and nine-month periods ended September 30, 2014.

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2014 and December 31, 2013 and

For the Three-Month and Nine-Month Periods Ended September 30, 2014 and 2013

The Bond Indenture contains customary affirmative and negative covenants for financial instruments of this nature, including limitations on the Company with respect to dividends, distributions and additional future borrowings. The Company is in compliance with all covenants required by the Bond Indenture as of September 30, 2014. The Bonds are secured by a second priority lien on virtually all of the Company’s assets.

10.	Senior Secured Revolving Credit Facility

Also in August 2014, the Company entered into a Senior Secured Credit Facility (the “Senior Credit Facility”) with SunTrust Robinson Humphrey, Inc., which provides for the initial availability of up to $35 million of borrowing capacity. In the event that the Company achieves certain milestones or maintain certain financial ratios, the borrowing capacity of the Senior Credit Facility may be increased to $60 million in the future. As of September 30, 2014, the Company has not borrowed any funds under the Senior Credit Facility.

When outstanding, amounts drawn under the Senior Credit Facility are subject to variable annual interest rates ranging from LIBOR plus 1.75% to LIBOR plus 3.75%, depending on the nature of the borrowing and the balance outstanding under the Senior Credit Facility at the time the funds are drawn. The terms of the Senior Credit Facility also call for the payment of unused commitment fees relative to amounts that are available, but not drawn, under the Senior Credit Facility. Unused commitment fees are included as a component of the Company’s interest expense for the period. The Company recognized approximately $13,000 of unused commitment fees related to the Senior Credit Facility for the three-month and nine-month periods ended September 30, 2014.

The Company incurred investment banking fees and closing costs totaling approximately $834,000 in connection with the establishment of the Senior Credit Facility. The Company has capitalized these items as deferred financing costs, and is amortizing these costs over the life of the Senior Credit Facility using a method that approximates the effective interest method. The amortization of deferred financing costs is included as a component of the Company’s interest expense for the period. The Company amortized approximately $13,000 of deferred financing costs related to the Bonds during the three-month and nine-month periods ended September 30, 2014.

The Senior Credit Facility contains customary affirmative and negative covenants for borrowings of this type, including limitations on the Company with respect to transactions with affiliates, hedging agreements, dividends and distributions, operations in respect of the property that secures its collective obligations under the Senior Credit Facility, indebtedness, investments, and changes in business. The Senior Credit Facility also contained a number of financial covenants, including the maintaining of an adjusted minimum working capital ratio of 1.0 and a fixed cost coverage ratio of at least 4.0. The Company is compliance with all covenants required by the Senior Credit Facility as of September 30, 2014.

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2014 and December 31, 2013 and

For the Three-Month and Nine-Month Periods Ended September 30, 2014 and 2013

11.	Price Swap Derivatives

As a condition of closing for the Swap Facility (see Note 7), the Company entered into various commodity derivative contracts to mitigate the effects of potential downward pricing on the Company’s oil and gas revenues. The contracts included floating vs. fixed price swaps for the Company’s produced oil. The Company did not designate the price swap agreements as hedges. Accordingly, management elected not to apply hedge accounting to these derivatives but, instead, recognized the changes in the fair value of the price swap agreements in its statement of operations in the period for which such unrealized changes occurred. The Company recognized realized gains associated with the price swap agreements totaling approximately $116,000 for the three-month and nine-month periods ended September 30, 2013. These price swaps were closed in August 2013, concurrent with the full repayment of the Swap Facility.

As a condition of the MSCG Credit Facility (see Note 8), the Company was required to enter into commodity price swap agreements covering up to 85% of its projected five-year future production on its proved, developed, producing properties. The Company did not designate the price swap agreements as hedges. Accordingly, management elected not to apply hedge accounting to these derivatives but, instead, recognized the changes in the fair value of the price swap agreements in its statement of operations in the period in which such unrealized changes in fair value occur. The Company recognized unrealized losses on the price swaps associated with the MSCG Credit Facility of approximately $775,000 for the three-month and nine-month periods ended September 30, 2013, respectively. The price swap agreements were fully settled in August 2014 in conjunction with the full-repayment of the then-outstanding balance of the MSCG Credit Facility (see Note 8). The Company recognized realized losses on the settlement of the price swaps associated with the MSCG Credit Facility totaling approximately $7.1 million and $7.5 million for the three-month and nine-month periods ended September 30, 2014, respectively, and unrealized gains on the price swaps totaling approximately $8.0 million and $0 for the three-month and nine-month periods ended September 30, 2014, respectively.

In September 2014, the Company entered into new commodity price swap agreements. The Company recognized unrealized gains on the new price swaps of approximately $618,000 for the three-month and nine-month periods ended September 30, 2014.

The Company’s outstanding price swap agreements had the following net fair market values as of June 30, 2014 and December 31, 2013 (in thousands):

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2014 and December 31, 2013 and

For the Three-Month and Nine-Month Periods Ended September 30, 2014 and 2013

	September 30,	December 31,
	2014	2013
Current derivative asset	$466	$211
Noncurrent derivative asset	155	-
Current derivative liability	(3)	(276)
Noncurrent derivative liability	-	(750)
Net derivative asset (liability)	$618	$(815)

12.	Asset Retirement Obligation

The Company has recorded estimated asset retirement obligations for the future plugging and abandonment of operated and non-operated wells within its Spyglass Property. As of September 30, 2014 and December 31, 2013, the Company’s asset retirement obligation approximated $1.4 million and $1.1 million, respectively. The projected plugging dates for wells in which the Company owns a working interest ranges from December 31, 2015 to September 30, 2035. The Company recognized amortization expense associated with the accretion of its asset retirement agreements totaling approximately $54,000 and $36,000 for the nine-month periods ended September 30, 2014 and 2013, respectively.

13.	Equity Transactions

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

Public Offerings

In August 2013, the Company sold 1,250,000 shares of its common stock in a public offering at a price of $8.00 per share. Proceeds from the sale totaled approximately $9.9 million, net of investment banking fees.

In October 2013, the Company sold 3,941,449 shares of its common stock at a price of $6.80 per share in two public offerings. The sales were completed pursuant to the then-current shelf registration, which was filed in August 2013. Proceeds from the sales, net of expenses, broker fees and commissions, totaled approximately $25.0 million.

In March 2014, the Company sold 12,650,000 shares of its common stock in a public offering at a price of $6.60 per share. The sale of stock was completed pursuant to the Company’s December 2013 shelf registration. Proceeds from the sale, net of expenses, broker fees and commissions, totaled approximately $78.3 million.

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2014 and December 31, 2013 and

For the Three-Month and Nine-Month Periods Ended September 30, 2014 and 2013

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

During the nine-month period ended September 30, 2014, the Company granted 37,500 stock options to certain employees. The options have exercise prices ranging from $6.18 to $7.05 per share. Each of the stock options granted has a five-year life and vest 50% on the one-year anniversary of the grant date, with the remaining 50% vesting on the second-year anniversary date.

The assumptions used in the Black-Scholes Option Pricing Model for the stock options granted during the 2014 were as follows:

Risk-free interest rate	0.43 to 0.48%
Expected volatility of common stock	59% to 61%
Dividend yield	$0.00
Expected life of options	5 years

The options outstanding as of September 30, 2014 and December 31, 2013 have an intrinsic value of $2.67 and $4.12 per share and an aggregate intrinsic value of approximately $5.2 million and $7.9 million respectively.

Shares Reserved for Future Issuance

As of September 30, 2014 and December 31, 2012, the Company had reserved 1,941,150 and 1,926,775 shares, respectively, for future issuance upon exercise of outstanding options.

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2014 and December 31, 2013 and

For the Three-Month and Nine-Month Periods Ended September 30, 2014 and 2013

14.	Earnings Per Share

The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2014 and 2013 (in thousands, except for per share data):

	Three Months		Nine Months Ended
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$(8,738)	$(936)	$(13,667)	$2,056

Weighted average number of common shares outstanding	30,448	13,224	26,524	12,741
Incremental shares from the assumed exercise of dilutive stock options	-	-	-	484
Diluted common shares outstanding	30,448	13,224	26,524	13,225

Earnings (loss) per share – basic	$(0.29)	$(0.07)	$(0.52)	$0.16
Earnings (loss) per share – diluted	$(0.29)	$(0.07)	$(0.52)	$0.16

For periods in which the Company recognizes a net loss, the calculation of diluted loss per share is the same as the calculation of basis loss per share, as the effect of including any incremental shares from the assumed exercise of dilutive stock options would be anti-dilutive. The number of anti-dilutive shares that have been excluded from the calculation of diluted loss per share for the three month-periods ended September 30, 2014 and 2013, and the nine-month period ended September 30, 2014, is approximately 474,000, 297,000 and 579,000 shares, respectively.

15.	Related Party Transactions

The Company is under contract through February 2016 to sell 100% of its oil, gas and liquids production to Power Energy Partners LP (“Power Energy”) at prevailing market rates. As of September 30, 2014, Power Energy holds 2,250,000 shares of our common stock.

The Company routinely obtains legal services from a firm for whom one of its directors serves as a principal. Fees paid this firm approximated $52,000 and $24,000 for the nine-month periods ended September 30, 2014 and 2013, respectively.

The Company receives monthly geological consulting services from Synergy Energy Resources LLC (“Synergy”). One of the Company’s current directors and one current officer own material ownership interests in Synergy. The Company terminated its consulting agreement with Synergy on June 30, 2014. The Company incurred $84,000 and $126,000 of consulting expenses from Synergy during the nine-month periods ending September 30, 2014 and 2013, respectively.

The Company’s Chairman and its Chief Operating Officer each owns overriding royalty interests in certain of the Company’s operated wells. The overriding royalty interests were obtained prior the Company’s acquisition of AEE, Inc. in December 2011. Aggregate royalties paid to these individuals totaled approximately $648,000 and $802,000 for the nine-month periods ended September 30, 2014 and 2013, respectively.

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

Oil prices cannot be predicted with any certainty and have significantly affected profitability and returns for upstream producers. Historically, West Texas Intermediate (“WTI”) crude oil prices have averaged approximately $91.70 per barrel over the past five years, per the U.S. Energy Information Administration. However, during that time, WTI oil prices have experienced wide fluctuations in prices, ranging from $64.78 per barrel to $113.39 per barrel, with the median price of $93.35 per barrel. The daily WTI oil prices averaged approximately $99.97 and $98.15 for the nine-month periods ended September 30, 2014 and 2013, respectively.

While local supply/demand fundamentals are a decisive factor affecting domestic natural gas prices over the long term, day-to-day prices may be more volatile in the futures markets and other exchanges, making it difficult to forecast prices with any degree of confidence. In addition, prolonged declines in oil and gas prices may ultimately result in the impairment of our oil and gas properties or cause the operation of certain oil and gas wells to become uneconomic.

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

During the past five years, we have engaged in exploration and production activities in both the northern United States as well as southeastern Saskatchewan, Canada. In July 2014, we sold all of our net revenue and working interests in our Canadian oil and gas properties. As of September 30, 2014, we are engaged in exploration and production activities in the northwest portion of Divide County, North Dakota, where we target the extraction of oil and natural gas reserves from the Three Forks and Middle Bakken formations. We are aggressively pursuing the development of our Spyglass Area, to which virtually all of our capital is being deployed. Our Spyglass Area generated 99% of our revenue for the nine-month period ended September 30, 2014 and represents 100% of our estimated remaining proved reserves as of September 30, 2014.

In addition to our existing wells, we own undeveloped acreage interests located in Sheridan, Daniels and Richland Counties, Montana. We currently do not plan to devote capital to any of these areas over the next twelve months.

Oil & Gas Wells

We are primarily focused on drilling and completing wells located within our Spyglass Area, located in northwestern Divide County, North Dakota. As of September 30, 2014, 51 gross (30.3 net) of our operated Spyglass wells were producing, in which we own working interests ranging from approximately 5% to 100%, with an average working interest of approximately 60%. At September 30, 2014, there were 36 gross (23.2 net) operated wells producing from the Three Forks formation and 15 gross (7.1 net) operated wells producing from the Middle Bakken formation. During the nine-month period ended September 30, 2014, we added 23 gross (13.0 net) operated wells to production in our Spyglass Area. In addition, we added 3.7 net operated wells to production as a result of acquiring additional working interests in our existing operated wells.

We have elected to participate as a non-operating working interest partner in the drilling of 85 gross (4.2 net) wells within the Spyglass Area, of which 81 gross (4.2 net) were producing as of September 30, 2014. Our working interest ownership in these non-operated wells ranges from less than 1% to approximately 28%, with an average working interest of approximately 5%.

The following table summarizes our Spyglass Area well activity for the three-month period ended September 30, 2014:

		Non-	Total
	Operated	Operated	Spyglass
Gross Wells
Wells producing at beginning of period	43	77	120
Wells added to production during the period	8	4	12
Wells producing at end of period	51	81	132

Net Wells
Wells producing at beginning of period	24.0	3.7	27.7
Wells added to production during the period	6.3	0.5	6.8
Wells producing at end of period	30.3	4.2	34.5

Our capital expenditures related to well development totaled approximately $94.2 million for the nine-month period ended September 30, 2014. The cost of drilling and completing successful wells is dependent on a number of factors including, among other things, the vertical depth of the well, the lateral length of the well, the geological zone targeted for development, the methods used to complete the wells and the weather conditions at the time the wells are drilled and completed. In general, our costs of drilling wells that we operate decreased during 2014 as a result of more efficient drilling operations, which decreased the average number of days it takes for us to reach total depth on our wells.

During the nine-month period ended September 30, 2014, we spent approximately $61.3 million to acquire additional working and net revenue interests in existing producing wells, as well as to expand our overall acreage position in areas containing proved oil and gas reserves. Of this amount, approximately $54.8 million was spent to acquire additional working and net revenue interests from one of our working interest partners. The acquisition of the additional working and net revenue interests was funded from proceeds received from a public offering of our common stock in March 2014.

Oil and Gas Reserves

As of June 30, 2014, the date of our most recent reserve report, our estimated proved oil and gas reserves consisted of approximately 15.4 million barrels of oil equivalent (“BOE”). The estimated pre-tax present value of our proved oil and gas reserves, discounted at an annual rate of 10% (“PV10”), was approximately $366 million as of June 30, 2014.

Operating Results

For the purpose of furthering the reader’s understanding of the results of our operations, we have elected to present certain non-GAAP financial measures that are commonly used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies, to analyze the results of our operations for the three-month and nine-month periods ended September 30, 2014 and 2013. Specific non-GAAP financial measures presented include Adjusted Net Earnings, Adjusted Net Earnings per Share, Adjusted EBITDA and Adjusted Cash Flow from Operations. A description of each non-GAAP financial measure presented is provided below.

We define Adjusted Net Earnings as net income excluding any loss from the impairment of oil and gas properties and changes in the fair value of our outstanding commodity derivatives. We believe that this financial measure is meaningful because it excludes the effects of non-cash items that are primarily based on predicted future commodity prices, over which management has no control.

Adjusted Net Earnings per Share is calculated by dividing Adjusted Net Earnings by the weighted average shares of our common stock that were outstanding for the period. GAAP requires the use of basic weighted average shares outstanding for the period to calculate both basic and diluted net loss per share for periods in which an entity recognizes a net loss, as the use of the diluted weighted average shares outstanding for the period would have an anti-dilutive effect. In the event that, for a given period, we recognize a net loss (GAAP basis), but Adjusted Net Earnings (non-GAAP basis), we also present Adjusted Net Earnings Per Share (non-GAAP basis) on both a basic and diluted basis using the appropriate weighted average shares outstanding figure as the denominator.

We define Adjusted EBITDA as net income before depletion, depreciation and amortization, impairment of oil and natural gas properties, asset retirement obligation accretion expense, gain (loss) on derivative activities, net cash receipts (payments) on settled derivative instruments, premiums (paid) received on options that settled during the period, interest expense, and income tax expense.

Management believes Adjusted EBITDA is useful because it allows management to evaluate our operating performance more effectively and compare the results of our operations from period to period without regard to our financing methods or capital structure. We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, and the methods by which the assets were acquired. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income (loss) as determined in accordance with GAAP or as an indicator of our operating performance or liquidity.

Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which is a component of Adjusted EBITDA. The Adjusted EBITDA presented below may not be comparable to similarly titled measures presented by other companies, and may not be identical to corresponding measures used in the our various agreements, including the agreements governing the Senior Credit Facility. We have included a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure, below.

We believe that Adjusted Cash Flow from Operations is a meaningful financial measure because it excludes the majority of non-cash charges from EBITDA, yet includes the portion of interest expense that paid in cash, thus providing a measurement of our ability to service our debt.

The following table summarizes our consolidated revenue, production data, and operating expenses for the three-month and nine-month periods ended September 30, 2014 and 2013:

	For the three-month period		For the nine-month period
	ended September 30,		ended September 30,
	2014	2013	2014	2013
Revenues (in thousands):
Oil sales	$16,939	$11,585	$45,431	$29,579
Gas sales	31	26	209	31
Liquids sales	121	28	459	28
Total revenues	$17,091	$11,639	$46,099	$29,638

Volumes:
Oil (barrels)	197,740	123,343	514,090	327,783
Gas (mcf)	1,968	6,333	30,315	7,501
Liquids (barrels)	3,706	944	13,202	944
Total barrels of oil equivalent (“BOE”)	201,774	125,343	532,345	329,977

Average daily sales volumes (BOE)	2,193	1,362	1,950	1,209

Average sales prices:
Oil sales (per barrel)	$85.66	$93.92	$88.37	$90.24
Effect of settled derivatives (per barrel)	(3.80)	0.94	(2.38)	0.35
Oil sales, net of settled derivatives (per barrel)	81.86	94.86	85.99	90.59
Gas sales (per mcf)	15.52	4.09	6.90	4.17
Liquids sales (per barrel)	32.85	29.67	34.80	29.67
Oil equivalent sales (per BOE)	80.98	93.78	84.29	89.69

Operating expenses (in thousands):
Lease operating expenses	$3,671	$1,766	$9,258	$4,371
Production taxes	1,950	1,289	5,217	3,286
Total oil and gas operating expenses	5,621	3,055	14,475	7,657
General and administrative expenses, excluding stock-based compensation	1,665	1,509	4,446	3,553
Stock-based compensation (non-cash)	445	303	1,344	827
Depletion, depreciation and amortization	6,154	2,524	15,497	5,915
Impairment of oil and gas properties	-	-	-	1,525
Total operating expenses	$13,885	$7,391	$35,762	$19,477

	For the three-month period		For the nine-month period
	ended September 30,		ended September 30,
	2014	2013	2014	2013
Costs and expenses per BOE:
Lease operating expenses	$18.20	$14.09	$17.39	$13.25
Production taxes	9.66	10.28	9.80	9.95
Total oil and gas operating expenses	27.86	24.37	27.19	23.20
General and administrative expenses, excluding stock-based compensation	8.25	12.04	8.36	10.77
Stock-based compensation (non-cash)	2.21	2.42	2.52	2.51
Depletion, depreciation and amortization	30.50	20.14	29.11	17.93
Impairment of oil and gas properties	-	-	-	4.62
Total operating expenses	$68.82	$58.97	$67.18	$59.03

Adjusted net earnings (Non-GAAP) (in thousands):
Net income (loss)	$(8,738)	$(936)	$(13,667)	$2,056
Add: Impairment of oil and gas properties	-	-	-	1,525
Add: Loss on sale of oil and gas properties	12	-	12	-
Add: One-time loss on settlement of derivatives	6,362	-	6,362	-
Add: Loss on early extinguishment of debt	11,894	3,714	11,894	3,714
Changes in fair value of derivatives	(8,641)	934	(618)	775
Adjusted net earnings	$889	$3,712	$3,983	$8,070

Adjusted net earnings per share (Non-GAAP):
Basic	$0.03	$0.28	$0.15	$0.63
Diluted	$0.03	$0.27	$0.15	$0.61
Weighted average number of shares outstanding (in thousands):
Basic	30,448	13,224	26,524	12,741
Diluted	30,922	13,733	27,103	13,225

Adjusted EBITDA (Non-GAAP) (in thousands):
Net income (loss)	$(8,738)	$(936)	$(13,667)	$2,056
Less: Interest and dividend income	(28)	(19)	(56)	(57)
Add: Interest expense	4,163	1,316	10,628	2,149
Add: Income tax expense (benefit)	(2,569)	(646)	(5,311)	1,639
Add: Depletion, depreciation and amortization (non-cash)	6,154	2,524	15,497	5,915
Add: Stock-based compensation (non-cash)	445	303	1,344	827
Add: Accretion of asset retirement obligations	9	8	60	36
Add: Impairment of oil and gas properties (non-cash)	-	-	-	1,525
Add: Loss on sale of oil & gas properties	12	-	12	-
Add: Loss on early extinguishment of debt	11,894	3,714	11,894	3,714
Add: One-time loss on settlement of derivatives	6,362	-	6,362	-
Changes in fair value of derivatives	(8,641)	934	(618)	775
Adjusted EBITDA	$9,063	$7,198	$26,145	$18,579

Adjusted cash flow from operations (Non-GAAP) (in thousands):
Adjusted EBITDA	$9,063	$7,198	$26,145	$18,579
Less: Interest expense	(4,163)	(1,316)	(10,628)	(2,149)
Add: Amortization of deferred financing costs and bond discount (non-cash)	426	162	1,190	274
Adjusted cash flow	$5,326	$6,044	$16,707	$16,704

Results of Operations for the three-month period ended September 30, 2014 vs September 30, 2013

In July 2014, we sold all of our Canadian net revenue and working interests. Accordingly, the following discussion focuses solely on the results of our US oil and gas activities for the three-month periods ended September 31, 2014 and 2013.

Revenues from the sale of oil, natural gas and liquids totaled approximately $17.1 million for the three-month period ended September 30, 2014, compared to approximately $11.6 million for the three-month period ended September 30, 2013, an increase of 47%. This increase was driven primarily by a 62% increase in production by volume, which was partially offset by a 14% decline in oil prices, after considering the effects of settled hedges. Our wells continue to be primarily oil-producing wells, with 99% of total revenues for the three-month periods ended September 30, 2014 and 2013 resulting from oil sales. Our average daily production for the three-month period ended September 30, 2014, calculated on a barrel of oil equivalent basis, was 2,193 BOEPD, compared to 1,362 BOEPD for the corresponding period in 2013. Production volumes increased primarily due to the addition of 26 gross (22.5 net) operated wells and 10 gross (1.2 net) non-operated wells to production within the Williston Basin from October 1, 2013 through September 30, 2014. During the three-month period ended September 30, 2014, our average realized price per barrel of oil was $85.66 ($81.86 after considering the effects of settled derivatives) compared to an average realized price of $93.92 ($94.86, after considering the effects of settled derivatives) per barrel for the three-month period ended September 30, 2013.

Lease operating expenses totaled approximately $3.7 million for the three-month period ended September 30, 2014 compared to approximately $1.8 million for the three-month period ended September 30, 2013. On a per-unit basis, LOE increased from $14.09 per BOE for the three-month period ended September 30, 2013 to $18.20 per BOE for the three-month period ended September 30, 2014. The increase in LOE per BOE from 2013 to 2014 is primarily due to planned workover expenses related to some of our older wells, as well as higher water transportation and disposition costs.

Production taxes totaled approximately $2.0 million for the three-month period ended September 30, 2014, compared to approximately $1.3 million for the three-month period ended September 30, 2013. Production taxes, as a percentage of total revenues were approximately 11.4% and 11.1% for the three-month periods ended September 30, 2014 and 2013, respectively. The statutory production tax rate for our North Dakota operated wells is 11.5%.

General and administrative expenses, excluding stock based compensation, totaled approximately $1.7 million million for the three-month period ended September 30, 2014, compared to approximately $1.5 million for the three-month period ended September 30, 2013. The increase is largely attributable to additional payroll, employee benefit expenses, and office-related expenses as the number of our employees grew from 19 as of September 30, 2013 to 24 as of September 30, 2014. Included in general and administrative expenses is stock-based compensation totaling approximately $445,000 and $303,000 for the three-month periods ended September 30, 2014 and 2013, respectively. Stock-based compensation is a non-cash charge to earnings.

Depletion, depreciation and amortization expense totaled approximately $6.2 million ($30.50 per BOE) for the three-month period ended September 30, 2014, compared to approximately $2.5 million ($20.14 per BOE) for the three-month period ended September 30, 2013. Our depletion expense is based on the capitalized costs related to oil and gas properties for which proved reserves have been assigned, plus the estimated future development costs necessary to convert undeveloped proved reserves to proved producing reserves. Our gross capitalized costs related to amortizable oil and gas properties increased from approximately $108.6 million at September 30, 2013 to approximately $320.0 million at September 30, 2014. The increase in depletion expense was due primarily to the addition of 26 gross (22.5 net) operated wells to production since October 1, 2013. The increase in depletion expense per BOE is primarily due to the identification of new future drill sites, for which proved, undeveloped reserves (and estimated future development costs) have been assigned.

In August 2013, we entered into the $200 million MSCG Credit Facility, at which time we borrowed $68 million. We used a portion of these funds to repay in full the then-outstanding balance of our prepaid Swap Facility (the “MBL Swap Facility”) with Macquarie Bank Limited (“MBL”). In doing so, we recognized a loss on the early extinguishment of the MBL debt of approximately $3.7 million, which consisted of a prepayment penalty and the write-off of unamortized deferred financing costs. In October 2013, we borrowed an additional $40 million under the MSGC Credit Facility to acquire certain working and net revenue interests in the Spyglass Property from one of our working interest partners.

In August 2014, we issued a series of 11% secured bonds (the “Bonds”) through a Rule 144A / Regulation S private offering. The Bonds mature on September 1, 2019 and have an aggregate gross value of $175 million. The Bonds were issued at a discount (99.059%), resulting in an original issuance discount of approximately $1.6 million. Net proceeds received from the issuance of the Bonds were approximately $167.3 million, net of the bond discount, investment banking fees and closing costs. We also incurred legal and bond rating fees totaling approximately $1.0 million in connection with the issuance of the Bonds. A portion of the net proceeds received from the issuance of the Bonds was used to repay in full the then-outstanding balance of the MSCG Credit Facility. In repaying the amounts due under the MSCG Credit Facility prior to its scheduled maturity, we recognized a loss on the early extinguishment of debt totaling approximately $11.9 million, which included amendment and prepayment penalties totaling approximately $5.5 million and the non-cash write-off of approximately $6.4 million of unamortized deferred financing costs.

We recognized interest expense totaling approximately $4.2 million for the three-month period ended September 30, 2014 related to the MSCG Credit Facility, prior to repayment, and the Bonds. Interest expense for the three-month period ended September 30, 2013 related to the MBL Swap Facility and the MSCG Credit Facility totaled approximately $1.3 million. Included in the aggregate interest expense figures for the three-month periods ended September 30, 2014 and 2013 is the amortization of the original issuance bond discount and deferred financing costs, both of which are non-cash items. The specific terms of the Bonds are discussed in the “Liquidity and Capital Resources” section, below.

In connection with MSCG Credit Facility, we were required to enter into price swap agreements with MSGC covering up to 85% of the anticipated production from our estimated proved developed reserves over the remaining life of the MSCG Credit Facility. The purpose of price swap agreements is to limit our potential exposure to falling oil prices. Sustained oil prices above the pre-determined terms of our price-swap agreements result in realized and unrealized losses, while sustained oil prices below the pre-determined terms of our price swap agreements result in realized and unrealized gains. The price swap agreements are considered derivatives under generally accepted accounting principles. We recognized losses on the normal settlement of monthly swap agreements totaling approximately $751,000, and unrealized gains resulting from the change in fair value of unsettled price swaps totaling approximately$8.0 million for the three-month period ended September 30, 2014. In addition, we were required to settle the remaining price swaps with MSGC prior to their scheduled maturity, which resulted in a one-time loss on the settlement of price swaps of approximately $6.4 million. We recognized gains on the normal settlement of prices swaps totaling approximately $115,000 and unrealized losses totaling approximately $934,000 resulting from the change in fair value of unsettled price swaps for the three-month period ended September 30, 2013.

In September 2014, we entered into new swap agreements covering approximately 55% of our expected oil production through December 2015. As a result of falling oil prices, we recognized unrealized gains and a corresponding net derivative asset totaling approximately $618,000 as of September 30, 2014.

We recognized an estimated income tax benefit of approximately $2.6 million for the three-month period ended September 30, 2014, compared to an income tax benefit of approximately $646,000 for the corresponding period in 2013. Our estimated tax benefit rates for the periods were 23% and 41%, respectively.

Our basic and diluted loss per share was $0.29 for the three-month period ended September 30, 2014, compared to $0.07 for the three-month period ended September 30, 2013. Because we recognized a net loss for the current period, diluted income per share is calculated using the basic weighted average number of weighted shares outstanding for the period, as the effect of including potentially dilutive items would be anti-dilutive.

Our adjusted net earnings for the three-month period ended September 30, 2014 was approximately $889,000, compared to an adjusted net earnings of approximately $3.7 million for the three-month period ended September 30, 2013. Adjusted net earnings is derived by adding back unrealized changes in fair value of commodity derivatives (non-cash) to net income or adjusting for other non-recurring gains or losses during the period. Adjusted net earnings is a non-GAAP financial measure.

Our adjusted EBITDA for the three-month periods ended September 30, 2014 and 2013 was approximately $9.1 million and $7.2 million, respectively. Adjusted EBITDA represents net earnings before interest income, dividend income, interest expense, income taxes, depletion, depreciation, and amortization, non-cash expenses related to stock-based compensation, impairment of oil and gas properties, loss on early extinguishment of debt, accretion of asset retirement obligations and changes in fair value of commodity derivatives (non-cash), and adjusted for other non-recurring gains or losses during the period. Adjusted EBITDA is a non-GAAP financial measure.

Results of Operations for the nine-month period ended September 30, 2014 vs September 30, 2013

Revenues from the sale of oil, natural gas and liquids totaled approximately $46.1 million for the nine-month period ended September 30, 2014, compared to approximately $29.6 million for the nine-month period ended September 30, 2013, an increase of 56%. This increase was driven primarily by a 61% increase in production by volume, which was partially offset by a 5% decline in oil prices, after considering the effects of settled hedges. Our average daily production for the nine-month period ended September 30, 2014, calculated on a barrel of oil equivalent basis, was 1,950 BOEPD, compared to 1,209 BOEPD for the corresponding period in 2013. Production primarily increased due to the addition of 26 gross (22.5 net) operated wells and 10 gross (1.2 net) non-operated wells within the Williston Basin from October 1, 2013 through September 30, 2014.

During the nine-month period ended September 30, 2014, our average realized price per barrel of oil was $88.37 ($85.99 after considering the effects of settled derivatives) compared to an average realized price of $93.92 (94.86 after considering the effects of settled derivatives) for the nine-month period ended September, 2013.

Lease operating expenses totaled approximately $9.3 million ($17.39 per BOE) for the nine-month period ended September 30, 2014 compared to approximately $4.4 million ($13.25 per BOE) for the nine-month period ended September 30, 2013. The increase in lease operating expenses per BOE from 2013 to 2014 is primarily due to extreme winter weather conditions, which negatively affected our production during the first quarter of 2014 and excessive rains during the second quarter, which prevented trucks from accessing our well sites to retrieve oil and caused us to shut in a number of wells lengthy periods of time, thus resulting in lower production for the periods and higher lease operating expense on a per BOE basis.

Production taxes totaled approximately $5.2 million and $3.3 million for the nine-month periods ended September 30, 2014 and 2013, respectively, which represented 11.3% and 11.1% of gross revenues for the periods. The statutory production tax rate for our North Dakota wells is 11.5%.

General and administrative expenses, excluding stock-based compensation, totaled approximately $4.4 million for the nine-month period ended September 30, 2014, compared to approximately $3.6 million for the corresponding period in 2013. The increase is largely attributable to additional payroll, employee benefit expenses, and office-related expenses as the number of our employees grew from 19 as of October 1, 2013 to 24 as of September 30, 2014. We also incurred higher legal and accounting fees during the first quarter of 2014 in anticipation of equity financing and acquisitions. Our general and administrative expenses for the nine-month period ended September 30, 2014 and 2013 includes stock-based compensation totaling approximately $1.3 million and $827,000 for the nine-month periods ended September 30, 2014 and 2013, respectively. Stock-based compensation is a non-cash charge to earnings.

Depletion, depreciation and amortization expense totaled approximately $15.5 million ($29.11 per BOE) for the nine-month period ended September 30, 2014, compared to approximately $5.9 million ($17.93 per BOE) for the nine-month period ended September, 2013. Our gross capitalized costs related to amortizable oil and gas properties increased from approximately $108.6 million at September 30, 2013 to approximately $320.0 million at September 30, 2014. The increase in depletion expense was due primarily to the addition of 26 gross (22.5 net) operated wells to production since October 1, 2013. The increase in the depletion expense per BOE is primarily due to the identification of new future drill sites, for which proved, undeveloped reserves (and estimated future development costs) have been assigned.

Due to lower than anticipate production volumes from our Hardy Property wells and declining oil prices during the period, we were required to write-down the value of our Canadian oil and gas properties at March 31, 2013, pursuant to full-cost accounting rules. In doing so, we recognized an impairment expense of approximately $1.5 million related to our Canadian oil and gas properties during the nine-month period ended September 30, 2013. The impairment expense represented a non-cash charge against our earnings. We did not record any such impairment during the nine-month period ended September 30, 2014. As noted above, we sold all of our net revenue and working interests in our Canadian oil and gas properties in July 2014, for which we received cash proceeds of approximately $1.8 million. We recognized a $12,000 loss on the sale of the assets.

As noted above, we entered into the $200 million MSCG Credit Facility in August 2013, at which time we borrowed $68 million. We used a portion of these funds to repay in full the then-outstanding balance of the MBL Swap Facility. In doing so, we recognized a loss on the early extinguishment of the MBL debt of approximately $3.7 million, which consisted of a prepayment penalty and the write-off of unamortized deferred financing costs. In October 2013, we borrowed an additional $40 million under the MSGC Credit Facility to acquire certain working and net revenue interests in the Spyglass Property from one of our working interest partners.

As noted above, we issued secured Bonds having a face value of $175 million (approximately $173.4 million net of original issuance discount) through a Rule 144A / Regulation S private offering in August 2014. A portion of the proceeds received from the issuance of the Bonds was used to fully repay our then-outstanding balance under the MSCG Credit Facility. In repaying the amounts due under the MSCG Credit Facility prior to its scheduled maturity, we recognized a loss on the early extinguishment of debt totaling approximately $11.9 million, which included amendment and prepayment penalties totaling approximately $5.5 million and the non-cash write-off of approximately $6.4 million of unamortized deferred financing costs.

We recognized aggregate interest expense of totaling approximately $10.6 million for the nine-month period ended September 30, 2014 related to the MSGC Credit Facility and Bonds, which includes the amortization of deferred financing costs and amortization of the original bond discount. The amortization of deferred financing costs and the original issuance bond discount are non-cash items. Interest expense related to the MBL Swap Facility and the MSCG Credit Facility totaled approximately $2.1 million for the nine-month period ended September 30, 2013, including the amortization of deferred financing costs. The specific terms of our Bonds are discussed in the “Liquidity and Capital Resources” section, below.

We recognized losses on the normal monthly settlement of price swap agreements totaling approximately $1.1 million, and unrealized gains related to changes in the fair value of price swaps totaling approximately $8.0 million for the nine-month period ended September 30, 2014, in connection with price swap agreements entered into pursuant to our MSCG Credit Facility. In addition, as stated above, we were required to settle our outstanding price swaps with MSGC in August 2014, prior to their maturity, in connection with the early extinguishment of the MSCG Credit Facility. In doing so, we recognized a one-time loss of approximately $6.4 million. We also recognized realized gains totaling approximately $115,000 and unrealized losses related to changes in the fair value of price swaps of approximately $775,000 for the nine-month period ended September 30, 2013 in connection with price swaps agreements entered into pursuant to the MBL Swap Facility. The price swap agreements associated with the MBL Swap Facility were settled upon the full repayment of the MBL Swap Facility in August 2013.

We recognized an estimated income tax benefit of approximately $5.3 million for the nine-month period ended September 30, 2014, compared to income tax expense of approximately $1.6 million for the corresponding period in 2013. Our estimated effective tax benefit and tax expense rates for the periods were 28% and 44%, respectively.

Our basic and diluted loss per share was $0.52 for the nine-month period ended September 30, 2014, compared to basic and diluted income per share of $0.16 for the nine-month period ended September, 2013. Because we recognized a net loss for the current period, diluted income per share is calculated using the basic weighted average number of weighted shares outstanding for the period, as the effect of including potentially dilutive items would be anti-dilutive.

Our adjusted net earnings for the nine-month period ended September 30, 2014 and 2013 was approximately $4.0 million and $8.1 million, respectively. Adjusted net earnings is derived by adding back unrealized changes in fair value of commodity derivatives to net income or adjusting for other non-recurring gains or losses during the period. Adjusted net earnings is a non-GAAP financial measure.

Our adjusted EBITDA for the nine-month period ended September 30, 2014 and 2013 was approximately $26.1 million and $18.6 million, respectively. Adjusted EBITDA represents net earnings before interest income, dividend income, interest expense, income taxes, depletion, depreciation, and amortization, non-cash expenses related to stock-based compensation, impairment of oil and gas properties, loss on early extinguishment of debt, and unrealized changes in fair value of commodity derivatives, and adjusted for other non-recurring gains or losses during the period. Adjusted EBITDA is a non-GAAP financial measure.

Liquidity and Capital Resources

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

In August 2014, we issued the series of 11% secured Bonds through a Rule 144A / Regulation S private offering. The Bonds mature on September 1, 2019 and have an aggregate gross value of $175 million. The bonds were issued at a discount (99.059%), resulting in a discount of approximately $1.6 million. Net proceeds received from the issuance of the bonds approximated $167.3 million, net of the bond discount, investment banking fees and closing costs. We also incurred legal and bond rating fees totaling approximately $1.0 million in connection with the issuance of the bonds. A portion of the net proceeds received from the issuance of the Bonds was used to repay in full the then-outstanding balance of the MSCG Credit Facility. Interest on the Bonds is payable in arrears each March 1st and September 1st.

The Bond Indenture contains customary affirmative and negative covenants for financial instruments of this nature, including limitations with respect to our ability to pay dividends, distributions and to secure additional future borrowings. The Bonds are secured by a second priority lien on virtually all of our assets.

Also in August 2014, we entered into a Senior Credit Facility (the “Senior Credit Facility”) with SunTrust Robinson Humphrey, Inc., which provides for the initial availability of up to $35 million of borrowing capacity. In the event that we achieve certain milestones or maintain certain financial ratios, the borrowing capacity of the Senior Credit Facility may be increased to $60 million in the future. As of September 30, 2014, we have not borrowed any funds under the Senior Credit Facility.

When outstanding, amounts drawn under the Senior Credit Facility are subject to variable annual interest rates ranging from LIBOR plus 1.75% to LIBOR 3.75%, depending on the nature of the borrowing and the balance outstanding under the Senior Credit Facility at the time the funds are drawn. The terms of the Senior Credit Facility also call for the payment of unused commitment fees relative to amounts that are available, but not drawn, under the Senior Credit Facility. Unused commitment fees are included as a component of our interest expense for the period.

The Senior Credit Facility contains customary affirmative and negative covenants for borrowings of this type, including limitations on us with respect to transactions with affiliates, hedging agreements, dividends and distributions, operations in respect of the property that secures its collective obligations under the Senior Credit Facility, indebtedness, investments, and changes in business. The Senior Credit Facility also contained a number of financial covenants, including the maintaining of a current ratio of no less than 1.0 and a total debt to EBITDAX ratio of no less than 4.0. The current ratio, as defined by the Senior Credit Facility, includes the unused portion of the Senior Credit Facility as a component of current assets.

As of September 30, 2014, our assets totaled $372.7 million, which includes, among other items, cash totaling approximately $48.8 million, trade receivables totaling approximately $17.8 million and marketable securities valued at approximately $1.2 million. Our current assets total approximately $67.1 million, compared to current liabilities of approximately $73.1 million, resulting in a working capital deficit of approximately $6.0 million.

It is possible that we will seek additional financing, sell certain of our oil and gas properties, or raise capital through the sale of additional shares of our common stock in the future, in order to eliminate our working capital deficit and/or to fund our future drilling activities.

Litigation

As of September 30, 2014, we were not subject to any known, pending or threatened material litigation.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Principal Accounting Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that the Company’s internal controls over financial reporting were effective as of September 30, 2014.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS.

Exhibit	Description of Exhibit

2.1	Agreement and Plan of Merger among Eternal Energy Corp., Eternal Sub Corp. and American Eagle Energy Inc., dated April 8, 2011. (Incorporated by reference to Exhibit 2.1 of our Registration Statement on Form S-4 filed May 4, 2011.)
2.1(a)	First Amendment to Agreement and Plan of Merger among Eternal Energy Corp., Eternal Sub Corp. and American Eagle Energy Inc., dated September 28, 2011. (Incorporated by reference to Exhibit 2.1(a) of our Current Report on Form 8-K filed September 28, 2011.)
3(i).1	Articles of Incorporation filed with the Nevada Secretary of State on July 25, 2003. (Incorporated by reference to Exhibit 3.1 of our Form 10-SB filed August 18, 2004.)
3(i).2	Certificate of Change filed with the Nevada Secretary of State effective November 7, 2005. (Incorporated by reference to Exhibit 3(i).2 of our Current Report on Form 8-K filed November 9, 2005.)
3(i).3	Articles of Merger filed with the Nevada Secretary of State effective November 7, 2005. (Incorporated by reference to Exhibit 3(i).3 of our Current Report on Form 8-K filed November 9, 2005.)
3(i).4	Articles of Merger filed with the Nevada Secretary of State effective November 30, 2011. (Incorporated by reference to Exhibit 3(i).4 of our Current Report on Form 8-K filed December 20, 2011.)
3(i).5	Articles of Merger filed with the Nevada Secretary of State effective November 30, 2011. (Incorporated by reference to Exhibit 3(i).5 of our Current Report on Form 8-K filed December 20, 2011.)
3(i).6	Certificate of Change filed with the Nevada Secretary of State effective November 30, 2011. (Incorporated by reference to Exhibit 3(i).6 of our Current Report on Form 8-K filed December 20, 2011.)
3(i).7	Certificate of Change filed with the Nevada Secretary of State effective March 18, 2014. (Incorporated by reference to Exhibit 3(i).7 of our Current Report on Form 8-K filed on March 21, 2014.)
3(ii).1	Bylaws, adopted July 18, 2003. (Incorporated by reference to Exhibit 3.2 of our Form 10-SB filed August 18, 2004.)
3(ii).2	Amendment No. 1 to Bylaws, adopted November 4, 2005. (Incorporated by reference to Exhibit 3(ii) of our Current Report on Form 8-K filed November 9, 2005.)
3(ii).3	Amendment No. 2 to Bylaws, adopted February 22, 2011. (Incorporated by reference to Exhibit 3(ii).3 of our Current Report on Form 8-K filed February 23, 2011.)
4.1	American Eagle Energy Corporation 2012 Equity Incentive Plan. (Incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.2	Non-qualified Stock Option Agreement, dated as of October 30, 2009, by and between the Registrant and Bradley M. Colby. (Incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.3	Non-qualified Stock Option Agreement, dated as of October 30, 2009, by and between the Registrant and John Anderson. (Incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.4	Non-qualified Stock Option Agreement, dated as of October 30, 2009, by and between the Registrant and Paul E. Rumler. (Incorporated by reference to Exhibit 4.4 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.5	Non-qualified Stock Option Agreement, dated as of December 30, 2010, by and between the Registrant and Bradley M. Colby. (Incorporated by reference to Exhibit 4.5 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.6	Non-qualified Stock Option Agreement, dated as of December 30, 2010, by and between the Registrant and Thomas G. Lantz. (Incorporated by reference to Exhibit 4.6 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.7	American Eagle Energy Corporation 2013 Equity Incentive Plan. (Incorporated by reference to Exhibit 4.7 of our Annual Report on Form 10-K filed March 28, 2014.)
4.8	Non-qualified Stock Option Agreement, dated as of December 30, 2010, by and between the Registrant and Richard Findley. (Incorporated by reference to Exhibit 4.8 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.9	Non-qualified Stock Option Agreement, dated as of December 28, 2011, by and between the Registrant and Paul E. Rumler. (Incorporated by reference to Exhibit 4.9 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.10	Non-qualified Stock Option Agreement, dated as of December 28, 2011, by and between the Registrant and John Anderson. (Incorporated by reference to Exhibit 4.10 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.11	Reserved for future use.
4.12	Non-qualified Stock Option Agreement, dated as of December 28, 2011, by and between the Registrant and Kirk Stingley. (Incorporated by reference to Exhibit 4.12 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.13	Non-qualified Stock Option Agreement, dated as of December 14, 2012, by and between the Registrant and Bradley M. Colby. (Incorporated by reference to Exhibit 4.13 of our Annual Report on Form 10-K filed March 28, 2014.)
4.14	Non-qualified Stock Option Agreement, dated as of December 14, 2012, by and between the Registrant and Thomas G. Lantz. (Incorporated by reference to Exhibit 4.14 of our Annual Report on Form 10-K filed March 28, 2014.)

4.15	Non-qualified Stock Option Agreement, dated as of December 14, 2012, by and between the Registrant and Kirk A. Stingley. (Incorporated by reference to Exhibit 4.15 of our Annual Report on Form 10-K filed March 28, 2014.)
4.16	Non-qualified Stock Option Agreement, dated as of December 14, 2012, by and between the Registrant and Richard Findley. (Incorporated by reference to Exhibit 4.16 of our Annual Report on Form 10-K filed March 28, 2014.)
4.17	Non-qualified Stock Option Agreement, dated as of December 14, 2012, by and between the Registrant and Paul E. Rumler. (Incorporated by reference to Exhibit 4.17 of our Annual Report on Form 10-K filed March 28, 2014.)
4.18	Non-qualified Stock Option Agreement, dated as of December 14, 2012, by and between the Registrant and John Anderson. (Incorporated by reference to Exhibit 4.18 of our Annual Report on Form 10-K filed March 28, 2014.)
4.19	Non-qualified Stock Option Agreement, dated as of February 21, 2012, by and between the Registrant and Andrew P. Calerich. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 21, 2012.)
4.20	Non-qualified Stock Option Agreement, dated as of November 14, 2013, by and between the Registrant and James N. Whyte. (Incorporated by reference to Exhibit 4.20 of our Current Report on Form 8-K filed November 14, 2013.)
4.21	Non-qualified Stock Option Agreement, dated as of December 14, 2012, by and between the Registrant and Andrew P. Calerich. (Incorporated by reference to Exhibit 4.21 of our Annual Report on Form 10-K filed March 28, 2014.)
4.22	Non-qualified Stock Option Agreement, dated as of December 13, 2013, by and between the Registrant and Bradley M. Colby. (Incorporated by reference to Exhibit 4.22 of our Annual Report on Form 10-K filed March 28, 2014.)
4.23	Non-qualified Stock Option Agreement, dated as of December 13, 2013, by and between the Registrant and Thomas G. Lantz. (Incorporated by reference to Exhibit 4.23 of our Annual Report on Form 10-K filed March 28, 2014.)
4.24	Non-qualified Stock Option Agreement, dated as of December 13, 2013, by and between the Registrant and Kirk A. Stingley. (Incorporated by reference to Exhibit 4.24 of our Annual Report on Form 10-K filed March 28, 2014.)
4.25	Non-qualified Stock Option Agreement, dated as of December 13, 2013, by and between the Registrant and Richard Findley. (Incorporated by reference to Exhibit 4.25 of our Annual Report on Form 10-K filed March 28, 2014.)
4.26	Non-qualified Stock Option Agreement, dated as of December 13, 2013, by and between the Registrant and Paul E. Rumler. (Incorporated by reference to Exhibit 4.26 of our Annual Report on Form 10-K filed March 28, 2014.)
4.27	Non-qualified Stock Option Agreement, dated as of December 13, 2013, by and between the Registrant and John Anderson. (Incorporated by reference to Exhibit 4.27 of our Annual Report on Form 10-K filed March 28, 2014.)
4.28	Non-qualified Stock Option Agreement, dated as of December 13, 2013, by and between the Registrant and Andrew P. Calerich. (Incorporated by reference to Exhibit 4.28 of our Annual Report on Form 10-K filed March 28, 2014.)
4.29	Non-qualified Stock Option Agreement, dated as of December 13, 2013, by and between the Registrant and James N. Whyte. (Incorporated by reference to Exhibit 4.29 of our Annual Report on Form 10-K filed March 28, 2014.)
10.1	Agreement and Plan of Merger between Golden Hope Resources Corp. (renamed Eternal Energy Corp.) and Eternal Energy Corp., filed with the Nevada Secretary of State effective November 7, 2005. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed November 9, 2005.)
10.2	Reserved for future use.
10.3	Purchase and Sale Agreement, dated June 18, 2010, between Eternal Energy Corp. and American Eagle Energy Inc. (Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q filed August 16, 2010.)
10.4	Restricted Common Stock Purchase Agreement, dated January 4, 2013, by and between American Eagle Energy Corporation and Power Energy Holdings, LLC. (Incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q filed May 14, 2013.)
10.5	Common Stock Purchase Agreement, dated August 9, 2013, by and between American Eagle Energy Corporation and Power Energy Holdings, LLC. (Incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q filed August 19, 2013.)
10.6	Purchase, Sale and Option Agreement, dated August 12, 2013, by and between American Eagle Energy Corporation and USG Properties Bakken I, LLC. (Incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q filed November 14, 2013.)
10.6a	First Amendment to Purchase, Sale and Option Agreement, dated September 30, 2013, by and between American Eagle Energy Corporation and USG Properties Bakken I, LLC. (Incorporated by reference to Exhibit 10.6a of our Quarterly Report on Form 10-Q filed November 14, 2013.)
10.6b	Second Amendment to Purchase, Sale and Option Agreement, dated October 2, 2013, by and between American Eagle Energy Corporation and USG Properties Bakken I, LLC. (Incorporated by reference to Exhibit 10.6b of our Quarterly Report on Form 10-Q filed November 14, 2013.)
10.6c	Notice of Exercise pursuant to the Purchase and Sale and Option Agreement, dated October 2, 2013, by and between American Eagle Energy Corporation and USG Properties Bakken I, LLC. (Incorporated by reference to Exhibit 10.6c of our Quarterly Report on Form 10-Q filed November 14, 2013.)
10.6d	Third Amendment to the Purchase, Sale and Option Agreement, dated March 27, 2014, by and between American Eagle Energy Corporation and USG Properties Bakken I, LLC. (Incorporated by reference to Exhibit 10.6d of our Annual Report on Form 10-K filed March 28, 2014.)
10.7	Underwriting Agreement, dated March 18, 2014, by and between American Eagle Energy Corporation and Johnson Rice & Company LLC. (Incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K, filed March 19, 2014.)
10.8	Purchase Agreement, dated October 2, 2013, by and between American Eagle Energy Corporation and Northland Securities, Inc. (Incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed on October 2, 2013.)

10.9	Purchase Agreement, dated October 9, 2013, by and between American Eagle Energy Corporation and Northland Securities, Inc. (Incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed on October 10, 2013.)
10.10	Reserved for future use.
10.11	Amended and Restated Employment Agreement, effective May 1, 2013, by and between the Registrant and Bradley M. Colby. (Incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-K filed March 28, 2014.)
10.12	Employment Agreement, effective May 1, 2013, by and between the Registrant and Thomas G. Lantz. (Incorporated by reference to Exhibit 10.12 of our Annual Report on Form 10-K filed March 28, 2014.)
10.13	Employment Agreement, effective May 1, 2013, by and between the Registrant and Kirk Stingley. (Incorporated by reference to Exhibit 10.13 of our Annual Report on Form 10-K filed March 28, 2014.)
10.14	Consulting Agreement, effective November 30, 2011, by and between the Registrant and Richard Findley. (Incorporated by reference to Exhibit 10.41 of our Annual Report on Form 10-K filed April 16, 2012.)
10.15	Reserved for future use.
10.16	Reserved for future use.
10.17	Carry Agreement, dated August 12, 2013, by and among American Eagle Energy Corporation, AMZG, Inc. and USG Properties Bakken I, LLC. (Incorporated by reference to Exhibit 10.20 of our Quarterly Report on Form 10-Q filed August 19, 2013.)
10.18	Farm-Out Agreement, dated August 12, 2013, by and among American Eagle Energy Corporation, AMZG, Inc. and USG Properties Bakken I, LLC. (Incorporated by reference to Exhibit 10.21 of our Quarterly Report on Form 10-Q, filed August 19, 2013.)
10.19	Letter Agreement, dated March 21, 2014, by and between American Eagle Energy Corporation and USG Properties Bakken I, LLC. (Incorporated by reference to Exhibit 10.19 of our Annual Report on Form 10-K filed March 28, 2014.)
10.19a	Amendment and Addendum to Letter Agreement, dated March 27, 2014, by and among American Eagle Energy Corporation and USG Properties Bakken I, LLC. (Incorporated by reference to Exhibit 10.19a of our Annual Report on Form 10-K filed March 28, 2014.)
10.20	Credit Agreement, dated August 19, 2013, by and among American Eagle Energy Corporation, the lenders parties thereto, and Morgan Stanley Capital Group Inc., as administrative agent for such lenders. (Incorporated by reference to Exhibit 10.20 of our Form 8-K filed August 23, 2013.)
10.20a*	First Amendment to the Credit Agreement, dated October 2, 2013, by and among American Eagle Energy Corporation, the lenders parties thereto, and Morgan Stanley Capital Group Inc.
10.20b*	Second Amendment to the Credit Agreement, dated October 2, 2013, by and among American Eagle Energy Corporation, the lenders parties thereto, and Morgan Stanley Capital Group Inc.
10.20c	Third Amendment to the Credit Agreement, dated July 21, 2014, by and among American Eagle Energy Corporation, the lenders parties thereto, and Morgan Stanley Capital Group Inc. (Incorporated by reference to Exhibit 10.20c of our Quarterly Report on Form 10-Q filed August 4, 2014.)
10.21	Promissory Note, dated August 19, 2013, by American Eagle Energy Corporation, payable to the order of Morgan Stanley Capital Group Inc. in the principal amount of $200,000,000. (Incorporated by reference to Exhibit 10.21 of our Form 8-K filed August 23, 2013.)
10.22	Pledge and Security Agreement, dated as of August 19, 2013, by and among American Eagle Energy Corporation, AMZG, Inc., AEE Canada, Inc., EERG Energy ULC, and Morgan Stanley Capital Group Inc. (Incorporated by reference to Exhibit 10.22 of our Form 8-K filed August 23, 2013.)
10.23	Mortgage-Collateral Real Estate Mortgage, Deed of Trust, Indenture, Security Agreement, Fixture Filing, As-Extracted Collateral Filing, Financing Statement and Assignment of Production, dated as of August 19, 2013, by and among American Eagle Energy Corporation, AMZG, Inc., and Morgan Stanley Capital Group Inc. (Incorporated by reference to Exhibit 10.23 of our Form 8-K filed August 23, 2013.)
10.24	Guaranty Agreement, dated as of August 19, 2013, by and among AMZG, Inc., AEE Canada Inc., EERG Energy ULC, and Morgan Stanley Capital Group Inc. (Incorporated by reference to Exhibit 10.24 of our Form 8-K filed August 23, 2013.)
10.25	Form of Warrant of American Eagle Energy Corporation. (Incorporated by reference to Exhibit 10.25 of our Form 8-K filed August 23, 2013.)
10.26	Reserved for future use.
10.27	Lease Agreement, dated January 1, 2009, by and between Eternal Energy Corp. and Oakley Ventures, LLC. (Incorporated by reference to Exhibit 10.27 of our Annual Report on Form 10-K filed March 23, 2010.)
10.27a	Lease Addendum, dated October 1, 2011, by and between Eternal Energy Corp. and Oakley Ventures, LLC, and Exhibit A thereto. (Incorporated by reference to Exhibit 10.27a of our Annual Report on Form 10-K filed April 16, 2012.)
10.27b	Lease Addendum, dated July 1, 2012, by and between American Eagle Energy Corporation and Oakley Ventures, LLC. (Incorporated by reference to Exhibit 10.27b of our Quarterly Report on Form 10-Q filed on August 20, 2012.)
10.27c	Lease Addendum, dated November 1, 2013, by and between American Eagle Energy Corporation and Oakley Ventures, LLC.
10.28*	Indenture, dated August 27, 2014, by and between American Eagle Energy Corporation and U.S. Bank National Association.

10.29*	Purchase Agreement, dated August 13, 2014, by and between American Eagle Energy Corporation and GMP Securities L.P.
10.30*	Registration Rights Agreement, dated August 27, 2014, by and among American Eagle Energy Corporation and GMP Securities L.P.
10.31*	Credit Agreement, dated August 27, 2014, by and among American Eagle Energy Corporation, SunTrust Bank and SunTrust Robinson Humphrey, Inc.
10.32*	Guarantee and Collateral Agreement, dated August 27, 2014, by and between American Eagle Energy Corporation, Grantors and SunTrust Bank.
10.33*	Intercreditor Agreement, dated August 27, 2014, by and among American Eagle Energy Corporation, SunTrust Bank and U.S. Bank National Association.
10.34	Reserved for future use.
10.35	Reserved for future use.
10.36	Letter of Intent, dated February 22, 2011, by and between Eternal Energy Corp. and American Eagle Energy Inc. (Incorporated by reference to Exhibit 10.36 of our Annual Report on Form 10-K filed March 23, 2011.)
10.37	Engagement Letter for Professional Services, dated February 25, 2011, by and between Eternal Energy Corp. and C.K. Cooper & Company. (Incorporated by reference to Exhibit 10.37 of our Annual Report on Form 10-K filed March 23, 2011.)
10.38	Participation and Operating Agreement, dated April 15, 2011, by and among Eternal Energy Corp., AEE Canada Inc. and Passport Energy Inc. (Incorporated by reference to Exhibit 10.38 of our Registration Statement on Form S-4 filed May 4, 2011.)
10.38a	Amendment to the Participation and Operating Agreement, dated February 1, 2012, by and among Eerg Energy Ulc, Aee Canada Inc. and Passport Energy Inc. (Incorporated by reference to Exhibit 10.38a of our Annual Report on Form 10-K/A filed April 10, 2012.)
10.39^	Purchase and Sale Agreement, dated May 17, 2011, by and among Eternal Energy Corp., American Eagle Energy Inc., and NextEra Energy Gas Producing, LLC. (Incorporated by reference to Exhibit 10.39 of our Amended Quarterly Report on Form 10-Q/A filed October 11, 2011.)
10.40^	Purchase and Sale Agreement, dated May 17, 2011, by and among Eternal Energy Corp., American Eagle Energy Inc., and NextEra Energy Gas Producing, LLC. (Incorporated by reference to Exhibit 10.40 of our Amended Quarterly Report on Form 10-Q/A filed October 11, 2011.)
10.40a	First Amendment to Purchase and Sale Agreement, dated June 14, 2011, by and among Eternal Energy Corp., American Eagle Energy Inc., and NextEra Energy Gas Producing, LLC. (Incorporated by reference to Exhibit 10.40a of our Quarterly Report on Form 10-Q filed August 18, 2011.)
10.40b	Second Amendment to Purchase and Sale Agreement, dated July 25, 2011, by and among Eternal Energy Corp., American Eagle Energy Inc., and NextEra Energy Gas Producing, LLC. (Incorporated by reference to Exhibit 10.40b of our Quarterly Report on Form 10-Q filed August 18, 2011.)
10.41^	Purchase and Sale Agreement, dated November 15, 2011, by and among Eternal Energy Corp., American Eagle Energy Inc., and NextEra Energy Gas Producing, LLC. (Incorporated by reference to Exhibit 10.38a of our Annual Report on Form 10-K/A filed April 10, 2012.)
10.42^	Carry Agreement, dated April 16, 2012, by and among American Eagle Energy Corporation, American Eagle Energy Inc., and NextEra Energy Gas Producing, LLC, and Exhibit C thereto. (Incorporated by reference to Exhibit 10.42 of our Quarterly Report on Form 10-Q filed on August 20, 2012.
10.43	First Amendment to Carry Agreement, dated July 15, 2012, by and among American Eagle Energy Corporation, American Eagle Energy Inc., and NextEra Energy Gas Producing, LLC. (Incorporated by reference to Exhibit 10.43 of our Quarterly Report on Form 10-Q filed on August 20, 2012.)
10.44	ISDA Master Agreement, dated December 27, 2012, by and among American Eagle Energy Corporation, AMZG, Inc., and Macquarie Bank Limited. (Incorporated by reference to Exhibit 10.44 of our Annual Report on Form 10-K filed on April 16, 2013.)
10.44a	Schedule to the 2002 ISDA Master Agreement, dated December 27, 2012, by and among American Eagle Energy Corporation, AMZG, Inc., and Macquarie Bank Limited. (Incorporated by reference to Exhibit 10.44a of our Annual Report on Form 10-K filed on April 16, 2013.)
10.45	Commodity Swap Transaction Confirmation, dated December 27, 2012, by and among American Eagle Energy Corporation, AMZG, Inc., and Macquarie Bank Limited. (Incorporated by reference to Exhibit 10.45 of our Annual Report on Form 10-K filed on April 16, 2013.)
10.46	Security Agreement, dated December 27, 2012, by and among American Eagle Energy Corporation, AMZG, Inc., and Macquarie Bank Limited. (Incorporated by reference to Exhibit 10.46 of our Annual Report on Form 10-K filed on April 16, 2013.)
10.47	Mortgage, Security Agreement, Fixture Filing, Financing Statement and Assignment of Production and Revenue, dated December 27, 2012, by and among American Eagle Energy Corporation, AMZG, Inc., and Macquarie Bank Limited. (Incorporated by reference to Exhibit 10.47 of our Annual Report on Form 10-K filed on April 16, 2013.)
10.48	Purchase and Sale Agreement, dated December 20, 2012, by and between USG Properties Bakken I, LLC and American Eagle Energy Corporation. (Incorporated by reference to Exhibit 10.48 of our Annual Report on Form 10-K filed on April 16, 2013.)

10.49	Purchase and Sale Agreement, dated November 20, 2012, by and between SM Energy Company and American Eagle Energy Corporation. (Incorporated by reference to Exhibit 10.49 of our Annual Report on Form 10-K filed on April 16, 2013.)
21.1	List of Subsidiaries. (Incorporated by reference to Exhibit 21.1 of our Annual Report on Form 10-K filed April 16, 2013.)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
^	Portions omitted pursuant to a request for confidential treatment.
40

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EAGLE ENERGY CORPORATION

(Registrant)

November 6, 2014	/s/ Bradley M. Colby
Bradley M. Colby
President and Chief Executive Officer
41