Form 10-K
period 2014-12-31
AMERICAN EAGLE ENERGY Corp
filed 2015-03-31
CIK 1282613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2014

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

Large accelerated filer	☐	Accelerated Filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was $182,316,228.

The number of shares outstanding of the registrant’s common stock as of March 25, 2014 was 30,448,714.

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

In connection with the 2011 Merger, we changed our name from “Eternal Energy Corp.” to “American Eagle Energy Corporation.”

On March 18, 2014, we declared a one-for-four reverse split of our common stock. The reverse split reduced the number of shares of our common stock then issued and outstanding to 17,712,151. The retroactive effect of this reverse split has been applied to all share data included in this Annual Report.

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

100% of our revenues are derived from the sale of crude oil and natural gas products. The sale of crude oil accounted for approximately 99% of our total revenues for each of the three years ended December 31, 2014, 2013 and 2012. We have contracted to sell 100% of our crude oil to Power Energy Partners, LP (“Power Energy”) through 2015, at average monthly prices for West Texas Intermediate crude oil, less a predetermined differential factor. Sales of our crude oil occur once the oil has left the wellhead. As such, there is no backlog of sales for our crude oil as of December 31, 2014.

In July 2014, we sold all of our interests in our Canadian oil and gas properties. As discussed below, our primary area of focus is, and will be for the foreseeable future, oil deposits located within the Bakken and Three Forks formations in western North Dakota and eastern Montana.

As of December 31, 2014, we had drilled and completed 54 gross (32.2 net) operated wells located within the Spyglass Property, all of which were producing as of that date, and were in the process of completing two additional Spyglass Property operated wells. We anticipate that the two additional wells will be completed sometime in 2015. In addition, as of December 31, 2014, we had elected to participate in 81 gross (4.2 net) non-operated wells located within the Spyglass Property, all of which were producing as of that date.

Business Strategy

Our strategy is to increase stockholder value by developing our current leasehold position in the Spyglass Area and growing estimated proved reserves, production, and cash flow to generate attractive rates of return on capital. Key elements of our business strategy include:

•	Develop Proven Formations within our Williston Basin Leasehold Position. We intend to continue to develop our delineated acreage position in the Bakken and Three Forks formations, at a reasonable pace and as our cash flows will allow, in order to maximize the value of our resource potential.

•	Employ Leading Edge Drilling and Completion Techniques. Our executive management team has extensive experience in drilling and completing wells in the Williston Basin, as they were involved in drilling some of the first horizontal wells in the basin over a decade ago. Tom Lantz, our Chief Operating Officer, led the development team at Halliburton that drilled the first Middle Bakken well utilizing both horizontal drilling and hydraulic stimulation in 2001 and has since led the drilling of hundreds of wells in the Williston Basin. Richard Findley, our Chairman, is credited with discovering the Elm Coulee field in the Williston Basin and was also involved with drilling some of the first wells in the basin utilizing horizontal drilling and hydraulic stimulation. By leveraging their years of experience, along with the expertise of our tier-one service providers, we believe that we have the knowledge to drill and complete wells that will provide attractive production rates, ultimate recoveries, and return on invested capital.

•	Evaluate and Pursue Strategic Acquisitions in the Williston Basin. We intend to continuously evaluate acquisition opportunities in the Williston Basin that share similar geographic and geologic characteristics with our existing acreage position. By focusing on our core Spyglass Area of the Williston Basin, we believe we can leverage our existing infrastructure, experience in the area, and industry relationships to maximize returns associated with any future acquisitions.

Concentration of Customer Risk

In February 2013, we entered into an agreement to sell 100% of our crude oil to Power Energy. This agreement expires on December 31, 2015. For each of the years ended December 31, 2014, 2013, and 2012, sales of crude oil to Power Energy accounted for approximately 99% of our total revenues. The loss of Power Energy as a customer could have a material adverse effect on our financial condition, insomuch as it would require us to negotiate sales terms with a new purchaser on terms that could be less favorable than those of our current contract with Power Energy.

Competitors

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial, and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas leases and farm-in and farm-out agreements, suitable properties for drilling operations, and necessary drilling and completion equipment and services, as well as for access to funds. If we are unable to secure desirable oil and gas leases and farm-in and farm-out agreements, suitable properties for drilling operations, necessary drilling and completion equipment and services, and adequate capital, we may face shortages, delays, or increased costs from time to time. Competitors with greater resources than us may have a greater ability to continue drilling activities during periods of low natural gas and crude oil prices.

There are other competitors that have operations in the various areas of Bakken and Three Forks reserves and the presence of these competitors could adversely affect our ability to acquire additional leases and farm-in and farm-out agreements.

We also face competition from alternate fuel sources.

Hydraulic Stimulation

To date, we have drilled and completed 54 gross operated wells located within our Spyglass Property. Each of these wells contains a lateral section that has been subjected to hydraulic stimulation in order to improve the productivity of the well. To date, there have not been any environmental or safety incidents, citations, or suits related to the hydraulic stimulation operations used as part of the completion of these wells.

As part of the process of drilling exploratory or producing wells, we currently expect that substantially all of the horizontal wells that we may cause to be drilled will be completed using hydraulic stimulation techniques. We use industry-standard, long-established third-party service providers for such endeavors. When we initiate any new well in the future, we will determine in advance whether it will be hydraulically stimulated and, if so, we will include in the planning and budgetary process all costs associated with the stimulation. The costs of a well vary based on the depth to which it will be drilled, its horizontal length, and the completion technique to be used, which will include the added expenditure for the stimulation, as well as all related environmental and safety considerations.

Because we contract with industry-standard, long-established third-party service providers for all drilling, casing, and cementing services, we depend upon their industry expertise, safety processes, and best practices for conducting those operations. Our management, and that of our advisors, has significant, long-term experience with the engineering required to determine where and how a well should be drilled and whether the well should be hydraulically stimulated as part of the completion process. Accordingly, we believe that we will be able to determine whether our third-party service providers are utilizing proper drilling and completion techniques. Nevertheless, we will rely on them, in the case of stimulation services, to:

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

In order to prevent the underground migration of hydraulic stimulation fluids, we, and we expect our third party service providers to, follow industry-standard practices in respect of casing, cementing, and testing to ensure good physical isolation of the stimulated interval from other sections of the well. Our well construction processes and procedures conform to all relevant federal, state, and local rules and regulations. We believe that the large thickness of rock formations between the stimulated interval and any potable water sources will minimize the risk of underground migration of hydraulic stimulation fluids. We would generally be responsible for any costs resulting from underground migration of hydraulic stimulation fluids, and we are not fully insured against this risk. The occurrence of a significant event resulting from the underground migration of hydraulic stimulation fluids or surface spillage, mishandling, or leakage of hydraulic stimulation fluids could have a materially adverse effect on our financial condition and results of operations. To date, there have been no such incidents, nor have the members of our management team encountered such an incident in their long-term experience in this industry.

Seasonality

We operate in North Dakota where we are subject to extreme winters that can cause normal drilling operations to cease resulting in decreased production. The extreme winters can also lead to heavy thawing periods where we may experience road closures that may also cause normal drilling operations to temporarily cease.

Government Regulations

Our oil and gas operations have been, or continue to be, subject to various United States and Canadian federal, state / provincial, and local governmental regulations. Matters subject to regulation include discharge permits for drilling operations, drilling, and abandonment bonds, reports concerning operations, the spacing of wells, and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation, and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state, provincial, and local laws and regulations relating primarily to the protection of human health and the environment. To date, expenditures related to complying with these laws, and for remediation of existing environmental contamination, have not been significant in relation to the results of our operations. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations. For information about hydraulic stimulation regulatory matters, see “Risk Factors – Federal and state legislative and regulatory initiatives relating to hydraulic stimulation could result in increased costs, additional operating restrictions or delays, and inability to book future reserves.”

Research and Development

Our business plan is primarily focused on acquiring prospective oil and gas leases and/or operating existing wells located in the United States. We have expended zero funds on research and development in each of our last two fiscal years. We have developed and are in the process of implementing a future exploration and development plan.

Employees

Our executive management team consists of Bradley M. Colby, our President, Chief Executive Officer, and Treasurer, Thomas Lantz, our Chief Operating Officer, Kirk Stingley, our Chief Financial Officer, and Laura Peterson, our Corporate Secretary. Including members of senior management, we currently employ 21 full-time operations, financial and administrative employees.

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

The prevailing oil price environment may require that we sell certain assets, restructure our debt, raise additional debt or equity, or seek protection.

Should the prevailing oil prices as of December 31, 2014 remain in effect for an extended period of time, it is likely that we would need to pursue some form of asset sale, debt restructuring, or capital raising effort in order to fund its operations and to service its existing debt during the next twelve months. Our management is actively developing plans to improve its working capital position and/or to reduce its future debt service costs, through the aforementioned means, in order to remain a going concern for the foreseeable future. If we are unable to restructure our Bonds, obtain additional debt or equity financing or achieve adequate proceeds from the sale of assets, we may file a voluntary petition for reorganization relief under Chapter 11 of the Bankruptcy Code in order to provide us with additional time to identify an appropriate solution to our financial situation and to implement a plan of reorganization aimed at improving our capital structure.

We recognized impairment losses of approximately $81.9 million associated with our US cost center for the year ended December 31, 2014, and, depending on future oil and gas prices, may recognize further impairment losses in the future.

We recognized impairment losses totaling approximately $81.9 million associated with our US cost center for the year ended December 31, 2014. Continued prolonged declines in oil and gas prices may result in additional impairment of our oil and gas properties, causing the operation of certain oil and gas wells to become uneconomic and adversely impact our liquidity.

Our common stock is listed on the NYSE MKT but may be subject to a delisting procedure.

Our common stock is listed on the NYSE MKT (the “Exchange”). Although we have not received any communications from the Exchange regarding its initiation of any potential delisting process, based upon the recent price of our common stock, it is possible that we might receive a notification that we have had fallen below the Exchange’s continued listing standard relating to minimum share price – a minimum average closing price of $1.00 per share over 30 consecutive trading days. The price of our common stock has remained below such threshold for more than such period.

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

Our Bonds (see Exhibit 10.28) contains a number of significant covenants that, among other things, restrict or limit our ability to:

•	Pay dividends or distributions on our capital stock;
•	Enter into certain transactions with affiliates;
•	Create or assume certain liens on our assets;
•	Merge or to enter into other business combination transactions;
•	Enter into transactions that would result in a change of control of us; or
•	Engage in certain other corporate activities.

Also, our Credit Agreement (see Exhibit 10.31) requires us to maintain compliance with specified financial ratios and satisfy certain financial condition tests. Our ability to comply with these ratios and financial condition tests may be affected by events beyond our control, and we cannot assure you that we will meet these ratios and financial condition tests. These financial ratio restrictions and financial condition tests could limit our ability to obtain future financings, make needed capital expenditures, withstand a future downturn in our business or the economy in general, or otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of the limitations that the restrictive covenants under our Credit Agreement impose on us.

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

Our acquisitions may place a significant strain on our financial, technical, operational, and administrative resources. We may not be able to integrate the operations of the acquired assets without increases in costs, losses in revenues or other difficulties. In addition, we may not be able to realize the operating efficiencies, synergies, costs savings, or other benefits expected from such acquisitions. Any unexpected costs or delays incurred in connection with such integration could have an adverse effect on our business, results of operations or financial condition. We may need to hire new employees to help manage our operations, and we may need to add resources as we scale up our business. However, we may experience difficulties in finding additional qualified personnel and we may need to supplement our staff with contract and consultant personnel until we are able to hire new employees. Our ability to continue to grow after acquisitions will depend upon a number of factors, including our ability to identify and acquire new exploratory prospects and other acquisition targets, our ability to develop then existing prospects, our ability to successfully adopt an operated approach, our ability to continue to retain and attract skilled personnel, the results of our drilling program and acquisition efforts, hydrocarbon prices and access to capital. We may not be successful in achieving or managing growth, and any such failure could have a material adverse effect on us.

A portion of our properties are located in undeveloped areas. There can be no assurance that we will establish commercial discoveries on these properties.

Exploration for economic reserves of oil and gas is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing oil and/or gas wells. A number of our properties are in the exploration stage only and are without proven reserves of oil and gas. We may not establish commercial discoveries on any of these properties that do not have any proved developed or undeveloped reserves. See discussion regarding undeveloped properties in Item 2, Properties (see page 18). For information about our proved reserves, please see Note 17 to our consolidated financial statements as of and for the years ended December 31, 2014 and 2013, which is included in Item 8 of this document (see page F-28).

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

Oil and natural gas are commodities, the prices of which are determined based on world demand, supply, and other factors, all of which are beyond our control. These factors include:

•	the domestic and foreign supply of oil and natural gas;
•	the current level of prices and expectations about future prices of oil and natural gas;
•	the level of global oil and natural gas exploration and production;
•	the cost of exploring for, developing, producing and delivering oil and natural gas;
•	the price of foreign oil and natural gas imports;
•	political and economic conditions in oil producing regions, including the Middle East, Africa, South America and Russia.
•	the ability of members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;
•	speculative trading in oil and natural gas derivative contracts;
•	the level of consumer product demand;
•	weather conditions and natural disasters;
•	risks associated with operating drilling rigs;
•	technological advances affecting energy consumption;
•	domestic and foreign governmental regulations and taxes;
•	continued threat of terrorism and the impact of military and other action, including U.S. military operations in the Middle East;
•	proximity and capacity of oil and natural gas pipelines and other transportation facilities;
•	the price and availability of alternative fuels; and
•	overall domestic and global economic conditions.

World prices for oil and natural gas have fluctuated widely in recent years, and we expect that prices will fluctuate in the future. Price fluctuations will have a significant impact upon our revenue, the return from our reserves, and on our financial condition generally. Since August 2014, crude oil prices have declined in excess of 50% and have remained at this level throughout 2015 to date. Price fluctuations for oil and natural gas commodities may also impact the investment market for companies engaged in the oil and natural gas industry. The decrease in the prices of oil and natural gas have had a material adverse effect on our financial condition, the future results of our operations, and quantities of reserves recoverable on an economic basis. This significant decrease in oil and natural gas prices will adversely impact our ability to raise additional capital to pursue future drilling activities.

Our hedging activities could result in financial losses or could reduce our net income or increase our net loss, which may adversely affect our business.

In order to manage our exposure to price risks in the marketing of our oil and natural gas production, we have from time to time entered into oil and natural gas price hedging arrangements with respect to a portion of our expected production. In December, we monetized our then-outstanding hedges and have not entered into any further oil and natural gas hedging arrangements. Hedging arrangements limit our potential gains and increase our potential losses if oil and natural gas prices were to rise substantially over the price established by the hedge. In addition, such transactions may expose us to the risk of loss in certain circumstances, including instances in which:

•	production is less than expected;
•	there is a widening of price differentials between delivery points for our production and the delivery point assumed in the hedge arrangement; or
•	counterparties to our hedging agreements fail to perform under the contracts.

Lower oil and natural gas prices, decreases in value of undeveloped acreage, lease expirations, and material changes to our plans of development may cause us to record ceiling test write-downs.

We use the full cost method of accounting to account for our oil and natural gas operations. Accordingly, we capitalize the cost to acquire, explore for, and develop oil and natural gas properties. Under full cost accounting rules, the net capitalized costs of oil and natural gas properties may not exceed a “full cost ceiling,” which is based upon the present value of estimated future net cash flows from proved reserves, including the effect of hedges in place, discounted at 10%, plus the lower of cost or fair market value of unproved properties. If, at the end of any fiscal period, we determine that the net capitalized costs of oil and natural gas properties exceed the full cost ceiling, we must charge the amount of the excess to earnings in the period then ended. This is called a “ceiling test write-down.” This charge does not impact cash flow from operating activities, but does reduce our net income and stockholders’ equity. We recognized ceiling test write-downs for the years ended December 31, 2014, 2013 and 2012 of approximately $81.9 million, $1.5 million, $10.6 million, respectively, and we may recognize write-downs in the future if commodity prices remain at their depressed levels or decline further, or if we experience substantial downward adjustments to our estimated proved reserves.

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

At December 31, 2014 on barrel of oil equivalent basis, approximately 42% of our estimated reserves were classified as proved undeveloped. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. The reserve data assumes that we will make significant capital expenditures to develop our reserves. Although we have prepared estimates of these oil and natural gas reserves and the costs associated with development of these reserves in accordance with SEC regulations, actual capital expenditures will likely vary from estimated capital expenditures, development may not occur as scheduled, and actual results may not be as estimated.

Competition in the oil and gas industry is highly competitive and there is no assurance that we will be successful in acquiring the leases.

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies that have substantially greater technical, financial, and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations, and necessary drilling and completion equipment and services, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed. Our long-term growth strategy anticipates our acquisition of additional acreage. This acreage may not become available or if it is available for leasing, we may not be successful in acquiring the leases. There are other competitors that have operations in areas of potential interest to us and the presence of these competitors could adversely affect our ability to acquire additional leases.

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

As of December 31, 2014, 100% of our proved reserves and production were located in the Williston Basin in northeastern Montana and northwestern North Dakota. As a result, we may be exposed to the impact of delays or interruptions of production from these wells caused by transportation capacity constraints, curtailment of production, availability of equipment, facilities, personnel or services, significant governmental regulation, natural disasters, adverse weather conditions, or interruption of transportation of oil or natural gas produced from the wells in this area. Due to the geographically concentrated nature of our portfolio of properties, a number of our properties could experience many of the same conditions at the same time, resulting in a relatively greater impact on our results of operations than they might have on other companies that have a more geographically diversified portfolio of properties. Such delays or interruptions could have a material adverse effect on our financial condition and results of operations.

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

The Williston Basin crude oil business environment has historically been characterized by periods when oil production has surpassed local transportation, resulting in substantial discounts in the price received for crude oil versus prices quoted for West Texas Intermediate (the “WTI”) crude oil. Although additional Williston Basin transportation takeaway capacity was added in the last few years, production also increased due to the elevated drilling activity. The increased production coupled with delays in rail car arrivals and commissioning of rail loading facilities caused price differentials at times to be at the high-end of the historical average range of approximately 10% to 15% of the WTI crude oil index price in the first half of 2012 and second half of 2013. After these periods, differentials improved due to expanding rail infrastructure and pipeline expansions coming online. On barrels that are transported over pipelines to either Clearbrook, Minnesota, or Guernsey, Wyoming, our realized price for crude oil is generally higher than the quoted price for Bakken crude oil, less transportation costs from the point where the crude oil is sold, due to favorable terms contained in our existing contract for the sale of our crude oil. The existing contract expires at the end of 2015, after which there can be no guarantee that we will continue to realize higher than normal industry prices.

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

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved. We may become subject to liability for pollution or hazards against which we cannot adequately insure or for which we may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations. For information about risks associated specifically with hydraulic stimulation, please see “Business – Hydraulic Stimulation” on page 15 of this Annual Report.

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

On December 15, 2009, the U.S. Environmental Protection Agency, or EPA, published its findings that emissions of carbon dioxide, or CO2, methane, and other greenhouse gases, or GHGs, present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climate changes. These findings allow the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the Federal Clean Air Act. The EPA has adopted two sets of regulations under the existing Clean Air Act that would require a reduction in emissions of GHGs from motor vehicles and could trigger permit review for GHG emissions from certain stationary sources. In addition, in April 2010, the EPA proposed to expand its existing GHG reporting rule to include onshore oil and natural gas production, processing, transmission, storage, and distribution facilities. These EPA regulatory actions have been challenged by various industry groups, initially in the D.C. Circuit, which in 2012 ruled in favor of the EPA in all respects. However, in June 2014, the United States Supreme Court reversed the D.C. Circuit and struck down the EPA’s greenhouse gas permitting rules to the extent they impose a requirement to obtain a permit based solely on emissions of greenhouse gases. However, large sources of air pollutants other than greenhouse gases would still be required to implement the best available capture technology for greenhouse gases. The EPA has also adopted reporting rules for greenhouse gas emissions from specified greenhouse gas emission sources in the United States, including petroleum refineries as well as certain onshore oil and natural gas extraction and production facilities.

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

Our stock price has declined significantly since August 2014. A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because one of the methods that we have used to finance our operations has been the sale of our equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future could force us to reallocate funds from other planned uses and, if so, would have a significant negative effect on our business plans and operations, including our ability to develop new projects and continue our current operations. If the trading price of our common stock remains at its current level, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

Our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business. We are engaged in the business of exploring and, if warranted, developing commercial reserves of oil and natural gas. Any profitability in the future from our business will be dependent upon our ability to locate and develop additional reserves of oil and natural gas, which itself is subject to numerous risk factors, including those set forth herein.

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

Item 2. Properties.

Acreage:

As of December 31, 2014, we owned an undivided 56% working interest in approximately 77,721 gross acres (43,637 net acres) located within the Spyglass Property, primarily in Divide County, North Dakota. The acreage is held under 1,189 leases, which unless held by production, are scheduled to expire between February 2015 and August 2018.

In addition to our focus area in Divide County, North Dakota, we have a total of approximately 6,851 net acres mostly located in Sheridan, Daniels, and Richland Counties, Montana. We currently do not plan to devote capital to any of these areas in the foreseeable future and, accordingly, have fully impaired our investment in these undeveloped locations.

The following is a summary of our developed and undeveloped acreage as of December 31, 2014:

Property / Prospect	Working Interest	Gross Acres	Net Acres	Number of Leases	Earliest Lease Expiration Date	Latest Lease Expiration Date
Developed:
Spyglass	52%	24,562	19,138	591	N/A	N/A
Total developed		24,562	19,138	591

Undeveloped:
Spyglass	60%	40,794	24,499	504	February 2015	August 2018
Benrude	40%	800	323	4	February 2015	July 2015
Mustang	30%	238	66	12	July 2015	August 2015
NE Montana	57%	10,406	5,902	63	January 2015	December 2016
Sidney North	43%	641	277	12	January 2015	October 2015
Pebble Beach	50%	280	140	3	June 2017	June 2017
Total undeveloped		53,159	31,207	598

Productive Wells:

As of December 31, 2014, we had drilled and completed 54 gross (32.2 net) productive operated wells located within the Spyglass Property. Of the productive wells, 39 gross (25.0 net) operated wells were producing from the Three Forks formation and 15 gross (7.2 net) operated wells were producing from the Middle Bakken formation. Our working interest in our productive operating wells ranges from approximately 5% to 100%, with an average working interest of approximately 60% per well.

In addition, we own net revenue and working interests in 81 gross (4.2 net) productive non-operated wells located within the Spyglass Property. Our working interest ownership in these non-operated wells ranges from less than 1% to approximately 28%, with an average working interest of approximately 6%.

Our Spyglass Property wells produced and average of approximately 2,300 barrels of oil equivalent (“BOE”) per day (“BOEPD”) for the month of December, 2014.

Prior to the sale of our Canadian oil and gas properties in July 2014, we operated three productive wells located in southeastern Saskatchewan, Canada. Our working interest in these three wells ranged from 50% to 85%. Our average working interest in the three wells was 78%. In addition, we had elected to participate in one productive non-operated well, in which we owned 50% net revenue and working interests. Our Canadian oil and gas properties were not material to the capitalized costs of, the revenues generated by, or the proved reserves associated with our consolidated oil and gas properties as of and for the years ended December 31, 2014, 2013 and 2012.

Drilling and Completion Activity:

The following table summarizes our drilling and completion activity related to our Spyglass Property for the years ended December 31, 2014, 2013 and 2012.

	2014		2013		2012
	Gross	Net	Gross	Net	Gross	Net
Operated Wells:
Producing at beginning of period	28	13.7	9	2.1	-	-
Added to production during the period	26	14.8	19	11.6	9	2.1
Added through working interest acquisition	-	3.7	-	-	-	-
Producing at end of period	54	32.2	28	13.7	9	2.1

Non-Operated Wells:
Producing at beginning of period	75	3.6	46	2.7	21	0.5
Added to production during the period	6	0.6	29	0.9	25	2.2
Producing at end of period	81	4.2	75	3.6	46	2.7

In addition to the wells drilled and completed during the year ended December 31, 2014 (included in the table presented above), as of March 16, 2014, we were in the process of completing two gross (1.9 net) additional Spyglass Property operated wells. Each of the two wells has been drilled to its total depth, and each is awaiting fracture stimulation and completion. We anticipate that the two additional wells will be completed sometime in 2015.

Oil and Gas Production

The following table summarizes the revenues, sales volumes, approximate realized prices from the sale of oil, gas and natural gas liquids (NGL’s”) from properties in which we owned net revenue and working interests (in thousands, except for volumes and BOE figures):

	2014	2013	2012
Sales volumes:
Oil (barrels)	749,681	492,706	134,314
Gas (mcf)	41,791	27,557	2,306
NGL (barrels)	13,838	5,507	-
Total sales volumes (BOE)	770,484	502,806	134,698

Revenues:
Oil sales	$59,795	$42,821	$10,706
Gas sales	271	145	9
NGL sales	483	143	-
Total revenues	$60,549	$43,139	$10,714

Average sales prices:
Oil sales (per barrel)	$79.76	$86.97	$79.71
Effect of derivatives settled in the normal course of business	2.84	1.63	-
Oil sales, net of settled derivatives	82.60	88.60	79.71
Gas sales (per mcf)	6.47	5.26	3.55
NGL sales	34.97	26.02	-
Average sales price per BOE	$81.35	$87.39	$79.54

Lease operating expenses	$15,211	$6,719	$2,152

Lease operating expenses per BOE	$19.74	$13.36	$7.78

Oil and Gas Reserves

The information presented below summarizes all of our estimated proved oil and gas reserves as of December 31, 2014, 2013 and 2012. Our estimated reserves as of December 31, 2014 and 2013 were audited by Ryder Scott Company, L.P. (“Ryder Scott”). Our estimated reserves as of December 31, 2012 were audited by MHA Petroleum Consultants, LLC. The prices used in the calculation of proved reserve estimates reflect the 12 month average of the first-day-of-the-month prices in accordance with Securities and Exchange Commission (“SEC”) rules, and were $82.86 per barrel for oil, $5.08 per mcf for natural gas for the year ended December 31, 2014.

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

We retained independent petroleum engineering firms to audit our annual estimate of oil and gas reserves as of December 31, 2014, 2013 and 2012. The independent petroleum engineering firms estimated the oil and gas reserves associated with our US and Canadian oil and gas properties, prior to the sale of our Canadian properties, using generally accepted industry standards, which include the review of technical data, methods and procedures used in estimating reserves volumes, the economic evaluations and reserves classifications. We believe that the methodologies used by the independent petroleum engineering firms in preparing the relevant estimates comply with current Securities and Exchange Commission standards for preparing such estimates.

Reserve estimates are inherently imprecise and estimates for new discoveries and undeveloped locations are more imprecise than reserve estimates for producing oil and gas properties. Accordingly, these estimates are expected to change as new information becomes available. PV-10 shown in the following table is not intended to represent the current market value of our estimated proved reserves. The actual quantities and present value of our estimated proved reserves may be more or less than we have estimated. No estimates of our proved reserves have been filed with or included in reports to any federal authority or agency, other than the SEC, since the beginning of the last fiscal year. The following table should be read along with the section entitled Risk Factors – Estimates of proved oil and natural gas reserves are uncertain and any material inaccuracies in these reserve estimates will materially affect the quantities and the value of our reserves.

Internal Controls Over Oil and Gas Reserves Estimates

We have implemented internal controls regarding the development of reasonable oil and gas reserves estimates. These controls include, among other things, a thorough review of the estimated future development costs and estimated production costs associated with the reserves and a comparison of such estimated future costs to actual development and production costs incurred during the current period. In addition, our operational team compares the average prices used to estimate discounted net future cash flows from proved reserves to actual prices received during the period for reasonableness. The internal control procedures described above were performed by our operational team, which includes petroleum engineers having in excess of 80 years of oil and gas exploration and production experience, collectively. Based on the performance of these internal controls, we believe that the underlying data provided by us to the independent petroleum engineering firm for the purpose of preparing its estimates, is reasonable. Furthermore, the estimated reserves as of December 31, 2014, 2013 and 2012, as described in the final report issued by the independent petroleum engineering firms, were reviewed by members of our operational management and determined to be reasonable based on the underlying data.

The following table summarizes estimated proved reserves and estimated future cash flows, discounted at a rate of 10% per annum (“PV10”), as of December 31, 2014, 2013 and 2012, (in thousands) and related pricing assumptions:

	As of December 31,
	2014	2013	2012
Proved developed:
Oil (Mbarrels)	5,495	4,207	2,388
Gas (Mmcf)	4,820	3,047	1,074
Total proved developed reserves (BOE)	6,298	4,717	2,566

Proved undeveloped:
Oil (Mbarrels)	4,092	7,902	3,010
Gas (Mmcf)	3,000	5,605	1,065
Total proved undeveloped reserves (BOE)	4,592	8,836	3,188

Total proved:
Oil (Mbarrels)	9,587	12,109	5,398
Gas (Mmcf)	7,820	8,652	2,139
Total proved reserves (BOE)	10,890	13,550	5,754

Proved developed reserves percentage	58%	35%	45%
Proved undeveloped reserves percentage	42%	65%	55%

Estimated PV10:
Proved developed reserves	$178,500	$151,716	$66,873
Proved undeveloped reserves	49,464	156,374	51,658
Total proved reserves	$227,964	$308,090	$118,531

Pricing assumptions:
Oil (per barrel)	$82.36	$90.63	$81.78
Gas (per mcf)	$5.08	$5.15	$3.38

The following table summarizes the changes in our estimated proved reserves volumes for the year ended December 31, 2014 (in thousands):

	Oil	Gas	Total
	(Barrels)	(Mcf)	(BOE)
Proved reserves, beginning of year	12,109	8,652	13,550
Revisions	(3,726)	(2,377)	(4,122)
Extensions and discoveries	1,064	640	1,171
Purchases of reserves in place	1,051	948	1,209
Sale of reserves in place	(148)	(1)	(148)
Production	(763)	(42)	(770)
Proved reserves, end of year	9,587	7,820	10,890

As a result of participating in 32 gross new wells, we converted approximately 657,000 barrels of oil and approximately 41,000 mcf of gas from proved undeveloped reserves to proved developed reserves during the year ended December 31, 2014. We incurred approximately $56.4 million of capitalized expenditures to drill these wells.

The decrease in our proved undeveloped reserves from December 31, 2013 to December 31, 2014 is primarily due to uncertainty regarding whether or not we will have sufficient capital to support our current development plan. Historically, we have occasionally utilized carry agreements and farm-out agreements to accelerate the drilling of additional operated wells. The amount of proved undeveloped reserves that we are claiming as of December 31, 2014 has been determined based on the assumption that the we will continue to utilize such arrangements in the future in order to continue our planned drilling activities. We have reduced our net revenue and working interests in the future wells that comprise our proved undeveloped reserves by 50% in consideration of the anticipated terms of such arrangements.

Standardized Measure of Discounted Future Net Cash Flows

For purposes of the following disclosures, estimates were made of quantities of proved reserves and the periods during which they are expected to be produced. Estimated future cash flows were computed by applying a 12-month average of oil prices, except in those instances where future oil or natural gas sales are covered by physical contract terms providing for higher or lower prices, to the Company’s share of estimated annual future production from proved oil and gas reserves, net of royalties. Future development and production costs were computed by applying year-end costs to be incurred in producing and further developing the proved reserves. Future income tax expenses were computed by applying, generally, year-end statutory tax rates (adjusted for permanent differences, tax credits, allowances and foreign income repatriation considerations) to the estimated net future pre-tax cash flows. The discount was computed by application of a 10 % discount factor. The calculations assumed the continuation of existing economic, operating and contractual conditions at December 31, 2014, 2013 and 2012, respectively.

Standardized Measure of Discounted Future Net Cash Flows (in thousands):

	2014	2013	2012
Future cash flows	$829,316	$1,141,907	$448,623
Future costs:
Production costs	(273,430)	(307,093)	(99,411)
Development costs	(109,102)	(177,750)	(50,693)
Income taxes	(47,464)	(184,362)	(104,827)
Future net cash flows	399,320	472,702	193,692
Ten percent discount factor	(195,573)	(250,648)	(116,784)
Standardized measure of discounted future net cash flows	$203,747	$222,054	$76,908

The following table summarizes the changes in the Company’s standardized measure of discounted future net cash flows for the years ended December 31, 2014, 2013 and 2012 (in thousands):

22

	2014	2013	2012
Extensions and discoveries	$35,491	$167,600	$84,276
Net changes in sales prices and production costs	(54,609)	1,001	(2,939)
Oil and gas sales, net of production costs	(38,480)	(31,530)	(7,514)
Change in estimated future development costs	95,259	(5,659)	12,376
Revision of quantity estimates	(136,988)	(34,499)	(22,267)
Purchases of mineral interests	42,855	35,496	12,777
Sales of mineral interests	(5,368)	-	-
Previously estimated development costs incurred in the current period	(58,895)	14,256	2,897
Changes in production rates, timing & other	14,366	21,692	1,947
Changes in income taxes	57,037	(35,914)	(33,864)
Accretion of discount	31,025	12,703	3,994
Net increase	(18,307)	145,146	51,683
Standardized measure of discounted future cash flows – beginning of the year	222,054	76,908	25,225
Standardized measure of discounted future cash flows – end of the year	$203,747	$222,054	$76,908

Assumed prices used to calculate future cash flows

	2014	2013	2012
Oil price per barrel	$82.36	$90.63	$81.78
Gas price per mcf	$5.08	$5.15	$3.38

Additional information regarding our oil and gas properties can be found in Note 2 and Note 20 to our financial statements as of December 31, 2014 and 2013 and for each of the years in the three-year period ended December 31, 2014, which are included in Item 8 of this document (see pages F-10 and F-27, respectively)

We currently lease 8,755 square feet of office space in Littleton, Colorado, which we believe to be sufficient for the operation of our business for the foreseeable future. The current lease agreement expires in June 30, 2016.

We do not own or lease any other properties.

Item 3. Legal Proceedings.

We are not currently a party to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock Price Ranges, Common Stock Dividends, and Stockholder Information.

On November 20, 2103, our common stock, par value $0.001, became listed on the New York Stock Exchange MKT (“NYSE MKT”) under the symbol “AMZG”. Prior to that time, our stock was quoted on the OTC Markets Group, Inc.’s OTCQX tier under the symbol “AMZG.” From November 7, 2005 until January 18, 2012, our symbol was “EERG” except from December 20, 2011 to January 17, 2012 when our symbol was “EERGD” in connection with our 2011 Merger. Active trading in the market of our common stock commenced on February 2, 2006.

The following table sets forth the high and low sale prices for our common stock for the periods indicated, as reported by NYSE MKT on and after November 20, 2013, and the high and low bid prices for our common stock, as reported by OTC Markets Group, Inc.. The prices for our common stock through and including November 19, 2013, reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions. Historical prices have been adjusted to reflect the effect of the one-for-four reverse stock-split that occurred on March 17, 2014.

	Bid
	High	Low
Year ended December 31, 2014:
First Quarter	$2.10	$1.71
First Quarter (from and after 1 for 4 reverse stock split)	7.30	6.61
Second Quarter	7.47	5.65
Third Quarter	6.43	3.88
Fourth Quarter	3.79	0.61
Year ended December 31, 2013:
First Quarter	$8.60	$3.28
Second Quarter	8.80	6.64
Third Quarter	9.96	6.52
Fourth Quarter	11.40	7.56
Fourth Quarter (from and after November 20, 2013)	10.72	8.04

As of March 10, 2015, the closing price for our common stock was $0.16. As of March 10, 2015, there were 29 holders of record of our common stock.

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we expect to retain any earnings to finance the operation and expansion of our business.

Common Stock Performance Graph

The stock performance graph and table below compares our cumulative total stockholder return on our common stock during the five fiscal years ended December 31, 2014, with the cumulative total stockholder return of NYSE MKT Composite Index and the cumulative total stockholder return of select peers, which include the following companies: Barnwell Industries, Inc., BPZ Resources, Dune Energy Inc., Emerald Oil, Fieldpoint Petroleum Corporation, FX Energy, Inc., Miller Energy Resources, Postrock Energy Corporation, Saratoga Resources, Inc., Synergy Resources, US Energy, and Warren Resources, Inc.

The comparison assumes $100 was invested on December 31, 2009 in our common stock and in each of the foregoing indices and assumes reinvested dividends. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

24

	2009	2010	2011	2012	2013	2014
American Eagle Energy Corporation	$100	$71.94	$188.94	$110.66	$283.58	$21.96
NYSE MKT Composite Index	$100	$121.01	$124.84	$127.70	$131.07	$132.58
Peer Group	$100	$150.78	$295.75	$280.37	$255.54	$290.73

Item 6. Selected Financial Data

The following table sets forth selected supplemental financial and operating data as of or for the years ended December 31 (in thousands, except for per unit values). The financial data for each of the five years presented was derived from our consolidated financial statements. The following data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this report, which includes a discussion of factors materially affecting the comparability of the information presented, and in conjunctions with our consolidated financial statements included in this report.

25

	2014	2013	2012	2011	2010
Results of Operations Data:
Oil and gas sales	$60,549	$43,139	$10,714	$865	$208
Operating expenses	22,069	11,609	3,200	2,782	1,652
Net income (loss)	(92,216)	1,594	(9,292)	4,454	2,884
Net income (loss) per share:
Basic	$(3.35)	$0.11	$(0.81)	$1.95	$1.22
Diluted	$(3.35)	$0.11	$(0.81)	$1.47	$1.18

Weighted average shares outstanding:
Basic	27,513	13,962	11,448	2,286	2,359
Diluted	27,513	14,599	11,448	3,040	2,434

Balance Sheet Data:
Working capital	$(13,558)	$4,932	$(21,353)	$5,921	$2,528
Total assets	270,934	216,408	96,914	40,041	5,230
Total debt	173,467	108,000	16,000	-	-
Total liabilities	223,960	157,313	79,514	14,283	444
Total shareholders’ equity	46,974	59,095	17,400	25,758	4,786

Statement of Cash Flow Data:
Provided by (used for) operating activities	$26,614	$30,411	$3,888	$676	$(2,186)
Provided by (used for) investing activities	(162,867)	(141,292)	(12,527)	9,075	3,407
Provided by (used for) financing activities	130,161	123,675	15,545	-	(329)
Effect of foreign currency exchange rate changes	130	(2)	-	-	-
Net increase (decrease) in cash	$(5,962)	$12,792	$6,906	$9,751	$892

Proved Oil and Gas Reserves:
Oil (MMBbl)	9,587	12,109	5,398	1,511	199
Gas (Mmcf)	7,820	8,652	2,139	417	-
MMBOE	10,890	13,550	5,754	1,581	199

Production Volumes:
Oil (MMBbl)	749	493	134	11	3
Gas (Mmcf)	42	28	2	-	-
Natural Gas Liquids (MMBbl)	14	5	-	-	-
MMBOE	770	503	135	11	3

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

Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties, including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions, such as further changes in our business direction or strategy, competitive factors and an inability to attract, develop, or retain technical, consulting, or managerial agents or independent contractors, as well as economic conditions specific to the oil and gas industry, such as the availability of drilling rigs and crews, uncertainty with respect to future oil and gas prices and potential government regulation over drilling and completion techniques. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements. The reader should not unduly rely on these forward-looking statements, which speak only as of the date of this Annual Report, except as required by law; we are not obligated to release publicly any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report or to reflect the occurrence of unanticipated events.

Industry Outlook

The petroleum industry is highly competitive and subject to significant volatility due to numerous market forces. Crude oil and natural gas prices are affected by market fundamentals such as weather, inventory levels, competing fuel prices, overall demand, and the availability of supply.

Oil prices cannot be predicted with any certainty and have significantly affected profitability and returns for upstream producers. Historically, West Texas Intermediate (“WTI”) crude oil prices have averaged approximately $91.93 per barrel over the past five years, per the U.S. Energy Information Administration. However, during that time, WTI oil prices have experienced wide fluctuations in prices, ranging from $53.45 per barrel to $113.39 per barrel, with the median price of $93.47 per barrel. The daily WTI oil prices averaged approximately $93.17, $97.97 and $94.15 for the years ended December 31, 2014, 2013 and 2012, respectively. The average price of oil fell to $73.21 for the fourth quarter of 2014, primarily as a result of oversupply and global economic pressures from middle-eastern oil producing countries. WTI prices hit their five-year low during the final week of December 2014, closing at $53.45 per barrel, and have continued to decline during the first quarter of 2015.

While local supply/demand fundamentals are a decisive factor affecting domestic natural gas prices over the long term, day-to-day prices may be more volatile in the futures markets and other exchanges, making it difficult to forecast prices with any degree of confidence. In addition, prolonged declines in oil and gas prices may ultimately result in the additional impairment of our oil and gas properties, cause the operation of certain oil and gas wells to become uneconomic and adversely impact our liquidity.

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

During the past five years, we have engaged in exploration and production activities in both the northern United States as well as southeastern Saskatchewan, Canada. In July 2014, we sold all of our net revenue and working interests in our Canadian oil and gas properties. As of December 31, 2014, we are engaged in exploration and production activities in the northwest portion of Divide County, North Dakota, where we target the extraction of oil and natural gas reserves from the Three Forks and Middle Bakken formations. We have aggressively pursued the development of our Spyglass Area, to which virtually all of our capital has been or is being deployed. Our Spyglass Area generated 99% of our revenue for the year ended December 31, 2014 and represents 100% of our estimated remaining proved reserves as of December 31, 2014.

In addition to our existing wells, we own undeveloped acreage interests located in Sheridan, Daniels and Richland Counties, Montana. We currently do not plan to devote capital to any of these areas over the next twelve months.

Oil & Gas Wells

We are primarily focused on drilling and completing wells located within our Spyglass Area, located in northwestern Divide County, North Dakota. As of December 31, 2014, we had drilled and completed 54 gross (32.2 net) operated wells in our Spyglass Property, all of which were producing, and were in the process of completing two additional wells. An additional 2 gross (1.9 net) wells have been drilled and are awaiting completion.

We own working interests in our operated wells ranging from approximately 5% to 100%, with an average working interest of approximately 60%. Of the producing wells, 39 gross (25.0 net) operated wells were producing from the Three Forks formation and 15 gross (7.2 net) operated wells were producing from the Middle Bakken formation. During the year ended December 31, 2014, we added 26 gross (14.8 net) operated wells to production in our Spyglass Area. In addition, we added 3.7 net operated wells to production as a result of acquiring additional working interests in our existing operated wells.

We have elected to participate as a non-operating working interest partner in the drilling of 81 gross (4.2 net) wells within the Spyglass Area, all of which were producing as of December 31, 2014. Our working interest ownership in these non-operated wells ranges from less than 1% to approximately 28%, with an average working interest of approximately 6%.

The following table summarizes our Spyglass Area well activity for the year ended December 31, 2014:

		Non-	Total
	Operated	Operated	Spyglass
Gross Wells
Wells producing at beginning of period	28	75	103
Wells added to production during the period	26	6	32
Wells producing at end of period	54	81	135

Net Wells
Wells producing at beginning of period	13.7	3.6	17.3
Wells added to production during the period	14.8	0.0	14.8
Wells added as a result of purchasing additional
Working interests	3.7	0.6	4.3
Wells producing at end of period	32.2	4.2	36.4

Our capital expenditures related to exploration and well development totaled approximately $114.4 million for the year ended December 31, 2014. The cost of drilling and completing successful wells is dependent on a number of factors including, among other things, the vertical depth of the well, the lateral length of the well, the geological zone targeted for development, the methods used to complete the wells and the weather conditions at the time the wells are drilled and completed. In general, our costs of drilling wells that we operate decreased during 2014 as a result of more efficient drilling operations, which decreased the average number of days it takes for us to reach total depth on our wells.

During the year ended December 31, 2014, we spent approximately $57.9 million to acquire additional working and net revenue interests in existing producing wells, as well as to expand our overall acreage position in areas containing proved oil and gas reserves. Of this amount, approximately $54.8 million was spent to acquire additional working and net revenue interests from one of our working interest partners. The acquisition of the additional working and net revenue interests was funded from proceeds received from a public offering of our common stock in March 2014.

Oil and Gas Reserves

During the year ended December 31, 2014, the volume of our estimated proved, developed oil and gas reserves increased from approximately 4.7 million barrels of oil equivalent (“BOE”) as of January 1, 2014 to approximately 6.3 million BOE as of December 31, 2014, a 34% increase (60% increase after considering 2014 production). This increase is primarily the result of our successful drilling efforts, which enabled us to bring 26 new gross (14.8 net) operated wells onto production during the year. In addition, the estimated pre-tax present value of our proved, developed oil and gas reserves, discounted at an annual rate of 10% (“PV10”), increased from approximately $151.7 million at December 31, 2013 to approximately $178.5 million as of December 31, 2014, an 18% increase. The impact of bringing new wells onto production on the PV10 of our total proved developed reserves was mitigated by the decrease in average oil and gas prices used to estimate such reserves, from $90.63 per barrel and $5.15 per mcf in 2013 to $82.36 per barrel and $5.08 per mcf during 2014.

The sharp decline in oil prices experienced during the fourth quarter of 2014 significantly impacted both the reserve volume and PV10 value of our proved, undeveloped properties, as lower prices negatively affect the economic viability of drilling future wells. The PV10 value of our proved undeveloped reserves fell from approximately $156.4 million as of December 31, 2013 to approximately $49.5 million at December 31, 2014. The decrease in the our proved undeveloped reserves from December 31, 2013 to December 31, 2014 is primarily due to uncertainty regarding whether or not we will have sufficient capital to support our current development plan. Historically, we have utilized carry agreements and farm-out agreements to accelerate the drilling of operated wells. The PV10 value of our proved undeveloped reserves as of December 31, 2014 has been determined based on the assumption that we will continue to utilize such arrangements in the future in order to continue our planned drilling activities. Accordingly, we have reduced our net revenue and working interests in the future wells that comprise our proved undeveloped reserves by 50% in consideration the anticipated terms of such arrangements.

Overall, our total proved reserves decreased from approximately 13.6 million BOE to approximately 10.9 million BOE during 2014. The PV10 value of our proved oil and gas reserves decreased from approximately $308.1 million at December 31, 2013 to approximately $228.0 million at December 31, 2014, primarily as a result of the aforementioned decline in oil prices during the fourth quarter of 2014.

PV10 is a standard, non-GAAP measure that is used within the oil and gas industry to value an entity’s proved oil and gas reserves, based on estimated future cash flows.

Operating Results

For the purpose of furthering the reader’s understanding of the results of our operations, we have elected to present certain non-GAAP financial measures that are commonly used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies, to analyze the results of our operations for the years ended December 31, 2014, 2013 and 2012. Specific non-GAAP financial measures presented include Adjusted Net Earnings, Adjusted Net Earnings per Share, Adjusted EBITDA and Adjusted Cash Flow from Operations. A description of each non-GAAP financial measure presented is provided below.

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

The following table summarizes our consolidated revenue, production data, and operating expenses for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Sales (in thousands):
Oil sales	$59,795	$42,851	$10,706
Gas sales	271	145	8
Liquids sales	483	143	-
Total sales	$60,549	$43,139	$10,714

Volumes:
Oil sales (barrels)	749,681	492,706	134,314
Gas sales (mcf)	41,791	27,556	2,306
Liquids sales (barrels)	13,838	5,507	-
Total barrels of oil equivalent (“BOE”)	770,484	502,806	134,698

Average daily sales volumes (BOE)	2,111	1,378	369

Average sales price:
Oil sales (per barrel)	$79.76	$86.97	$79.71
Effect of derivatives settled in the normal course of business (per barrel)	2.02	1.63	-
Oil sales, net of settled derivatives (per barrel)	81.78	88.60	79.71
Gas sales (per mcf)	6.47	5.26	3.55
Liquids sales (per barrel)	34.97	26.02	-
Oil equivalent sales per BOE	$80.55	$87.39	$79.54

Operating expenses (in thousands):
Lease operating expenses (“LOE”)	$15,211	$6,719	$2,152
Production taxes	6,858	4,890	1,048
Total oil and gas production expenses	22,069	11,609	3,200
General and administrative expenses, excluding stock-based compensation	6,041	6,158	3,682
Stock-based compensation (non-cash)	1,791	1,203	822
Depletion, depreciation and amortization (non-cash)	24,604	10,073	2,860
Impairment of oil and gas properties (non-cash)	81,908	1,732	10,631
Total operating expenses	$136,413	$30,775	$21,195

31

	2014	2013	2012
Operating expenses per BOE:
LOE	$19.74	$13.36	$15.98
Production taxes	8.90	9.73	7.78
Total oil and gas production expenses	28.64	23.09	23.76
General and administrative expenses, excluding stock-based compensation	7.84	12.25	27.33
Stock-based compensation (non-cash)	2.33	2.39	6.11
Depletion, depreciation and amortization (non-cash)	31.93	20.03	21.23
Impairment of oil and gas properties (non-cash)	106.31	3.44	78.93
Total operating expenses per BOE	$177.05	$61.20	$157.36

Adjusted earnings (Non-GAAP; in thousands):
Net income (loss)	$(92,216)	$1,594	$(9,292)
Add: Impairment of oil and gas properties	81,908	1,732	10,631
Add: Loss on sale of oil and gas properties	12	-	-
Less: One-time realized gains on settlement of derivatives	(5,095)	-	-
Add: Loss on early extinguishment of debt	11,894	3,714	-
Add: Change in fair value of marketable securities	491	-	-
Add: Change in fair values of derivatives	-	815	122
Adjusted earnings	$(3,006)	$7,855	$1,461

Adjusted earnings per share (Non-GAAP):
Basic	$(0.11)	$0.56	$0.13
Diluted	$(0.11)	$0.54	$0.13

Weighted average number of shares outstanding (in thousands):
Basic	27,513	13,932	11,448
Diluted	27,835	14,599	11,565

32

	2014	2013	2012
Adjusted EBITDA (Non-GAAP; in thousands):
Net income (loss)	$(92,216)	$1,594	$(9,292)
Less: Interest and dividend income	(57)	(81)	(72)
Add: Interest expense	15,900	5,356	1
Add: Income tax expense (benefit)	(5,280)	1,769	(1,240)
Add: Depletion, depreciation and amortization (non-cash)	24,604	10,073	2,860
Add: Stock-based compensation (non-cash)	1,791	1,203	822
Add: Accretion of asset retirement obligations (non-cash)	84	49	65
Add: Impairment of oil and gas properties (non-cash)	81,908	1,731	10,631
Add: Loss on sale of oil and gas properties	12	-	-
Add: Loss on early extinguishment of debt	11,894	3,714	-
Less: One-time realized gains on settlement of derivatives	(5,095)	-	-
Add: Change in fair value of marketable securities	491	-	-
Change in fair value of derivatives	-	815	123
Adjusted EBITDA	$34,036	$26,223	$3,898

Adjusted EBITDA per share (Non-GAAP):
Basic	$1.24	$1.88	$0.34
Diluted	$1.22	$1.79	$0.34

Adjusted cash flow from operations (Non-GAAP):
Adjusted EBITDA	$34,036	$26,223	$3,898
Less: Interest expense	(15,900)	(5,356)	(1)
Add: Amortization of deferred financing costs (non-cash)	1,670	602	-
Add: Amortization of bond discount (non-cash)	113	-	-
Adjusted cash flow from operations	$19,919	$21,469	$3,897

Results of Operations for the year ended December 31, 2014 vs. December 31, 2013

In July 2014, we sold all of our Canadian net revenue and working interests, resulting in a loss on the sale of oil and gas properties of approximately $12,000. Oil and gas sales from our Canadian properties accounted for less than 1% of our consolidated oil and gas sales for the year ended December 31, 2014, and less than 3% of our consolidated oil and gas sales for the year ended December 31, 2013.

Revenues from the sale of oil, natural gas and liquids totaled approximately $60.5 million for the year ended December 31, 2014, compared to approximately $43.1 million for the year ended December 31, 2013, an increase of 40%. This increase was driven primarily by a 53% increase in production by volume, which was partially offset by a 8% decline in oil prices, after considering the effects of settled derivatives. Our wells continue to be primarily oil-producing wells, with 99% of total revenues for the year ended December 31, 2014 and 2013 resulting from oil sales. Our average daily production for the year ended December 31, 2014, calculated on a barrel of oil equivalent basis, was 2,111 BOEPD, compared to 1,378 BOEPD for 2013. Production volumes increased primarily due to the addition of 26 gross (14.8 net) operated wells and 6 gross (0.6 net) non-operated wells to production within the Williston Basin during the year. For the year ended December 31, 2014, our average realized price per barrel of oil was $79.76 ($82.60 after considering the effects derivatives that were settled in the normal course of business) compared to an average realized price of $86.97 ($88.60, after considering the effects of settled derivatives) per barrel for the year ended December 31, 2013.

Lease operating expenses totaled approximately $15.2 million for the year ended December 31, 2014 compared to approximately $6.7 million for the year ended December 31, 2013. On a per-unit basis, LOE increased from $13.36 per BOE for the year ended December 31, 2013 to $19.74 per BOE for the year ended December 31, 2014. The increase in LOE per BOE from 2013 to 2014 is primarily due to planned workover expenses related to some of our older wells, as well as higher water transportation and disposition costs.

Production taxes totaled approximately $6.9 million for the year ended December 31, 2014, compared to approximately $4.9 million for the year ended December 31, 2013. Production taxes, as a percentage of total revenues were approximately 11.3% for both of the years ended December 31, 2014 and 2013. The statutory production tax rate for our North Dakota operated wells is 11.5%.

General and administrative expenses, excluding stock based compensation, totaled approximately $6.0 million for the year ended December 31, 2014, compared to approximately $6.2 million for the year ended December 31, 2013. Included in general and administrative expenses is stock-based compensation totaling approximately $1.8 million and $1.2 million for the year ended December 31, 2014 and 2013, respectively. Stock-based compensation is a non-cash charge to earnings.

Depletion, depreciation and amortization expense totaled approximately $24.6 million ($31.93 per BOE) for the year ended December 31, 2014, compared to approximately $10.1 million ($20.03 per BOE) for the year ended December 31, 2013. Our depletion expense is based on the capitalized costs related to oil and gas properties for which proved reserves have been assigned, plus the estimated future development costs necessary to convert proved undeveloped reserves to proved producing reserves. Our gross capitalized costs related to amortizable oil and gas properties, prior to any year-end impairment adjustments, increased from approximately $168.0 million at December 31, 2013 to approximately $341.7 million at December 31, 2014. The increase in depletion expense was due primarily to the addition of 26 gross (14.8 net) operated wells to production during 2014, as well as the incurrence of approximately $57.9 million of costs to acquire additional acreage and net revenue / working interests in existing properties.

Because we do not intend to develop our oil and gas properties, not subject to amortization, during the foreseeable future, and because no viable economic market exists for monetizing these properties as of December 31, 2014, we reclassified all of the capital costs associated with these undeveloped properties to our full cost pool. Under full cost accounting rules, we were required to write-down the value of our oil and gas properties, subject to amortization, as of December 31, 2014 by approximately $81.9 million. The impairment was largely due to falling oil prices, which negatively affected the PV10 value of the underlying oil and gas reserves. The impairment expenses represent non-cash charges against our earnings. Because SEC rules require proved oil and gas reserves to be valued using an unweighted arithmetic average of oil and gas prices for the preceding twelve-month period, and because forecasted oil prices for 2015 are projected to be lower than what was experienced during 2014, it is likely that we will recognized additional impairments during 2015 that will be material to our financial results.

Due to lower than anticipate production volumes from our Hardy Property wells, we recognized impairment expense of approximately $1.7 million during the year ended at December 31, 2013 in connection with our Canadian oil and gas properties. The impairment expense represents a non-cash charge against our earnings. As noted above, we sold all of our net revenue and working interests in our Canadian oil and gas properties in July 2014.

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

We recognized interest expense totaling approximately $15.9 million for the year ended December 31, 2014 related to the MSCG Credit Facility, prior to repayment, and the Bonds. Interest expense for the year ended December 31, 2013 related to the MBL Swap Facility and the MSCG Credit Facility totaled approximately $5.4 million. Included in the aggregate interest expense figures for the year ended December 31, 2014 and 2013 is the amortization of the original issuance bond discount and deferred financing costs, both of which are non-cash items. The specific terms of the Bonds are discussed in the “Liquidity and Capital Resources” section, below.

In connection with MSCG Credit Facility, we were required to enter into price swap agreements with MSGC covering up to 85% of the anticipated production from our estimated proved developed reserves over the remaining life of the MSCG Credit Facility. The purpose of price swap agreements was to limit our potential exposure to falling oil prices. Sustained oil prices above the pre-determined terms of our price-swap agreements resulted in realized and unrealized losses, while sustained oil prices below the pre-determined terms of our price swap agreements resulted in realized and unrealized gains. The price swap agreements are considered derivatives under generally accepted accounting principles. We recognized losses on the normal settlement of these monthly swap agreements totaling approximately $751,000 for the year ended December 31, 2014. In addition, we were required to settle all of the remaining price swaps with MSGC prior to their scheduled maturity, which resulted in a one-time loss on the settlement of price swaps of approximately $6.4 million. We recognized gains on the normal settlement of prices swaps totaling approximately $803,000 and unrealized losses totaling approximately $815,000 resulting from the change in fair value of unsettled price swaps for the year ended December 31, 2013.

In September 2014, we entered into new swap agreements covering approximately 55% of our expected oil production through December 2015. As a result of falling oil prices, we realized gains on the normal settlement of the new monthly swap agreements totaling approximately $2.6 million for the year ended December 31, 2014. In order to strengthen our working capital position, we elected to settle all of the remaining new price swap agreements at the end of December, which resulted in a one-time gain of approximately $11.5 million. As of December 31, 2014, we no longer have any price swap agreements in place.

We recognized an estimated income tax benefit of approximately $5.3 million for the year ended December 31, 2014, compared to an income tax expense of approximately $1.8 million for the year ended December 31, 2013. Our estimated tax expense (benefit) rates for the periods were (5.4%) and 52.6%, respectively.

Our basic and diluted loss per share was ($3.35) for the year ended December 31, 2014, compared to earnings per share of $0.11 for the year ended December 31, 2013. Because we recognized a net loss for the current period, diluted income per share for the year ended December 31, 2014 is calculated using the basic weighted average number of weighted shares outstanding for the period, as the effect of including potentially dilutive items would be anti-dilutive.

Our adjusted loss for the year ended December 31, 2014 was approximately $3.0 million, compared to an adjusted earnings of approximately $7.9 million for the year ended December 31, 2013. Adjusted earnings is derived by adding back unrealized changes in fair value of commodity derivatives (non-cash) to net income or adjusting for other non-recurring gains or losses during the period. Adjusted earnings is a non-GAAP financial measure.

Our adjusted EBITDA for the years ended December 31, 2014 and 2013 was approximately $34.0 million and $26.2 million, respectively. Adjusted EBITDA represents net earnings before interest income, dividend income, interest expense, income taxes, depletion, depreciation, and amortization, non-cash expenses related to stock-based compensation, impairment of oil and gas properties, loss on early extinguishment of debt, accretion of asset retirement obligations and changes in fair value of commodity derivatives (non-cash), and adjusted for other non-recurring gains or losses during the period. Adjusted EBITDA is a non-GAAP financial measure.

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

Revenues from sales of oil and gas totaled approximately $43.1 million for the year ended December 31, 2013 for the year ended December 31, 2013, compared to approximately $10.7 million for the year ended December 31, 2012, an increase of 303%. This increase was driven primarily by a 273% increase in production by volume and a 9% increase in year-to-date crude oil prices received. Oil sales represented 99% and 100% of total sales during the years ended December 31, 2013 and 2012. Production primarily increased due to the addition of 19 gross (11.56 net) productive operated wells and 29 gross (0.96 net) productive non-operated wells in the Williston Basin from December 31, 2012 to December 31, 2013. During the year ended December 31, 2013, we realized an $86.97 average price per barrel of oil ($88.60 including settled derivatives) compared to a $79.71 average price per barrel of oil during the year ended December 31, 2012. Our US wells accounted for 97% ($41.8 million) of our consolidated sales for the year ended December 31, 2013, compared to 82% of our consolidated sales for the year ended December 31, 2012.

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

Due to lower than anticipate production volumes from our Hardy Property wells and declining oil prices, we were required to write-down the value of our Canadian oil and gas properties at year-end December 31, 2012, and again at March 31, 2013, pursuant to full-cost accounting rules. In doing so, we recognized an impairment expense of approximately $1.7 million related to our Hardy Property for the year ended December 31, 2013, compared to $10.6 million for the year ended December 31, 2012. The impairment expense represents a non-cash charge against our earnings.

In August 2013, we entered into $200 million credit facility (“Credit Facility”) with Morgan Stanley Capital Group, Inc. (“MSCG”), at which time we borrowed $68 million. We used a portion of these funds to fully repay the then-outstanding balance of our prepaid swap facility (“Swap Facility” with Macquarie Bank Ltd. (“MBL”). In doing so, we recognized a loss on the early extinguishment of debt totaling approximately $3.7 million, which included the non-cash write-off of approximately $629,000 of deferred financing costs related to the MBL Swap Facility.

We recognized aggregate interest expense totaling approximately $5.4 million for the year ended December 31, 2013, of which approximately $903,000 related to our Swap Facility and approximately $4.4 million related to our Credit Facility. Included in the aggregate interest expense figure is non-cash amortization of deferred financing costs totaling approximately $668,000. We did not recognize any debt-related interest expense during the corresponding period in 2012 as we closed on the Swap Facility on December 28, 2012. The specific terms of the Swap Facility and the Credit Facility are discussed in the “Liquidity and Capital Resources” section, below.

In connection with our Credit Facility, we were required to enter into price swap agreements covering up to 85% of the anticipated production from our estimated proved developed reserves over the remaining life of the Credit Facility. We recognized realized gains from derivatives totaling approximately $803,000 and unrealized losses from derivatives totaling approximately $815,000 for the year ended December 31, 2013. Additional losses or offsetting gains could be recognized in the future, depending on projected future oil prices.

We recognized estimated income tax expense of approximately $1.8 million for the year ended December 31, 2013, compared to an income tax benefit of approximately $1.2 million for the year ended December 31, 2012.

Our basic and diluted income per share was $0.11 for the year ended December 31, 2013, compared to basic and diluted losses per share of ($0.81) for the year ended December 31, 2012.

Our adjusted earnings for the year ended December 31, 2013 and 2012 was approximately $7.9 million and $1.5 million, respectively. Adjusted net income is derived by adding back unusual or infrequent items, such as the impairment of our Canadian properties and the early extinguishment of debt, as well as the effect of unrealized derivative gains (losses) to our net income. Adjusted earnings is a non-GAAP financial measure.

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

Liquidity and Capital Resources

As of December 31, 2014, our assets totaled approximately $270.9 million, which included, among other items, cash balances of approximately $25.9 million, trade receivables totaling approximately $9.5 million and marketable securities valued at approximately $756,000.

As of December 31, 2014, we had a working capital deficit of approximately $13.6 million. The sharp decline in oil prices that occurred during the latter part of 2014 materially reduced the revenues that were generated from the sale of our oil and gas production volumes during that period which, in turn, negatively affected our year-end working capital balance. The potential for future oil prices to remain at their current price levels for an extended period of time raises substantial doubt regarding our ability to continue as a going concern. Should the prevailing oil prices as of December 31, 2014 remain in effect for an extended period of time, it is likely that we would need to pursue some form of asset sale, debt restructuring or capital raising effort in order to fund its operations and to service its existing debt during the next twelve months. Our management is actively developing plans to improve its working capital position and/or to reduce its future debt service costs, through the aforementioned means, in order to remain a going concern for the foreseeable future. If we are unable to restructure our Bonds, obtain additional debt or equity financing or achieve adequate proceeds from the sale of assets, we may file a voluntary petition for reorganization relief under Chapter 11 of the Bankruptcy Code in order to provide us with additional time to identify an appropriate solution to our financial situation and to implement a plan of reorganization aimed at improving our capital structure.

Despite falling oil prices, we generated approximately $26.6 million of positive cash flow from our operations for the year ended December 31, 2014, which included a loss on the early extinguishment of our then-outstanding Credit Facility with Morgan Stanley Capital Group.

During the year ended December 31, 2014, we spent approximately $164.2 million to drill and complete new oil and gas wells and to acquire both new acreage as well as additional working interests in our existing acreage position. The cost of drilling these new wells and of expanding our net acreage position were largely funded through the public sale of our common stock (March 2014), which generated net proceeds of approximately $78.3 million, and through the sale of high-yield bonds (the “Bonds”) (August 2014), which generated net proceeds of approximately $173.4 million, of which approximately $113.5 million was also used to repay previous indebtedness.

The Bonds, which mature on September 1, 2019, carry an annual interest rate of 11% and are secured by second lien positions in substantially all of our assets. Interest related to the Bonds is payable in arrears on March 1st and September 1st of each year until the bonds mature. The Bond Indenture contains customary affirmative and negative covenants for financial instruments of this nature, including limitations with respect to our ability to pay dividends, distributions and to secure additional future borrowings. The Bond Indenture also provides for a “carve out” of an additional $60 million of first-lien debt and an additional $20 million of unsecured debt.

Also in August 2014, we entered into a Senior Credit Facility (the “Senior Credit Facility”) with SunTrust Robinson Humphrey, Inc. (“SunTrust”), which provides for the initial availability of up to $35 million of borrowing capacity. In the event that we achieve certain milestones or maintain certain financial ratios, the borrowing capacity of the Senior Credit Facility may be increased to $60 million in the future. Amounts borrowed under the Senior Credit Facility are secured by a first-lien position on virtually all of our assets. Given falling oil prices throughout the fourth quarter of 2014, SunTrust elected to perform a borrowing capacity redetermination as of December 31, 2014, at which time the borrowing capacity was temporarily reduced to zero. As of December 31, 2014, we had not borrowed any funds under the Senior Credit Facility. With the SunTrust’s approval, the Senior Credit Facility may be assigned to other potential lenders for the purpose of borrowing additional funds in the future.

The Senior Credit Facility contains customary affirmative and negative covenants for borrowings of this type, including limitations on us with respect to transactions with affiliates, hedging agreements, dividends and distributions, operations in respect of the property that secures its collective obligations under the Senior Credit Facility, indebtedness, investments, and changes in business. The Senior Credit Facility also contains a number of financial covenants, including the maintaining of a current ratio of no less than 1.0 and a total debt to EBITDAX ratio of no more than 4.0. We were not in compliance with these covenants for the three-month period ended December 31, 2014 and have obtained a waiver of the covenants for this period. The non-compliance does not trigger any cross-default provisions associated with the Bonds.

We elected to defer the payment of approximately $9.8 million of interest due on our Bonds that was due on March 2, 2015. The terms of the Bond Indenture provide for a 30-day grace period, during which the interest payment can be made without the payment constituting an event of default. We intend to utilize the 30-day grace period to evaluate strategies for improving our liquidity. The 30-day grace period expires on March 31, 2015. As of the date of these financial statements, we have not yet determined whether the interest payment will be made. Accordingly, pursuant to generally accepted accounting principles, we have classified the Bonds as a current liability as of December 31, 2014. Absent any event of default, the subsequent payment of the interest due on the Bonds within the prescribed grace period, would allow us to classify the Bonds as a non-current liability in any revised or future financial statements.

It is possible that we may seek to borrow additional funds through the assignment of our Senior Credit Facility or to raise capital through the sale of additional shares of our common stock at any time in the future, in order to fund future drilling activities, to develop our existing acreage further, or to acquire acreage or interests in other oil and gas properties.

Litigation

As of December 31, 2014, we were not subject to any material known, pending or threatened litigation.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

 Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

Our financial results from oil and gas operations may vary with fluctuations in oil and natural gas prices. Oil and natural gas are commodities, the market prices of which are determined based on world demand, supply, and other factors, all of which are beyond our control.

In order to manage our exposure to oil and natural gas price risk, we have from time to time entered into oil and natural gas price hedging arrangements with respect to a portion of our expected production. The purpose of entering into such agreements is to mitigate the potential negative effect of falling oil prices on our future results of operations and future cash flows. The commodity price swap agreements generally provide for monthly cash settlements between the parties to the agreements. On occasion, should economic conditions suggest that it is beneficial to do so, we may elect to settle our commodity price swap agreements in their entirety, which could have a material impact on our short term results of operations and overall liquidity. As of December 31, 2014, we are not a party to any commodity price swap agreements. However, we may elect to enter into such agreements again in the future.

Interest Rate Risk

Funds borrowed under our Senior Credit Facility are subject to a variable interest rate that is based on LIBOR. As such, significant changes in the LIBOR rate could have a material impact on the results of our operations and/or our ability to service any debt outstanding under the Senior Credit Facility. The variable interest rate associated with funds borrowed under the Senior Credit Facility is capped at a rate of 7% annually. As of December 31, 2014, there are no borrowings outstanding under the Senior Credit Facility.

Foreign Currency Exchange Risk

We are not exposed to foreign currency exchange risks as of December 31, 2014.

Inflation

Inflation affects the cost of supply, labor, products, services required for operations, maintenance, and capital improvements. While this impact of inflation has remained low in recent years, oil and natural gas prices are subject to rapid fluctuations. To compensate for fluctuations in oil and natural gas prices, we adjust selling prices to the extent allowed by the market.

Item 8. Financial Statements and Supplementary Data.

Our financial statements required to be included in Item 8 are set forth in the Index to Financial Statements on page F-1 of this Annual Report. Select supplementary financial data is included in Note 21 to the financial statements found on F-31 page.

American Eagle Energy Corporation

Consolidated Financial Statements

As of December 31, 2014 and 2013 and

For Each of the Three Years in the Period Ended December 31, 2014

American Eagle Energy Corporation

Index to the Financial Statements

As of December 31, 2014 and 2013 and

For Each of the Three Years in the Period Ended December 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
American Eagle Energy Corporation

We have audited the accompanying consolidated balance sheets of American Eagle Energy Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Eagle Energy Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Eagle Energy Corporation’s and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 30, 2015 expressed an unqualified opinion on the effectiveness of American Eagle Energy Corporation’s internal control over financial reporting.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 19 to the financial statements, the Company has a working capital deficit, and cash from operations may not be sufficient to fund operating activities and debt service obligations. Also, as described in Note 18, the Company did not make an interest payment that was due March 2, 2015. If the Company does not make the interest payment within the 30-day grace period, the bondholders may pursue various remedies. As a result, the Company may be forced to restructure its debts, reorganize or seek protection under bankruptcy laws. These facts raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 19. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hein & Associates LLP

Denver, Colorado

March 30, 2015

American Eagle Energy Corporation

Consolidated Balance Sheets

As of December 31, 2014 and 2013

(In Thousands, Except for per Share Data)

	2014	2013
Current assets:
Cash	$25,888	$31,850
Trade receivables	9,466	17,920
Income tax receivable	25	-
Prepaid expenses	128	68
Derivative asset	-	211
Total current assets	35,507	50,049
Equipment and leasehold improvements, net of accumulated depreciation and amortization of $490 and $322, respectively	210	174
Oil and gas properties, full-cost method – subject to amortization, net of accumulated depletion of $35,332 and $12,849, respectively	226,918	155,145
Oil and gas properties, full-cost method – not subject to amortization	-	2,487
Marketable securities	756	1,050
Other assets	7,543	7,503
Total assets	$270,934	$216,408

Current liabilities:
Accounts payable and accrued liabilities	$49,065	$41,841
Derivative liability	-	276
Bonds payable, net of discount of $1,532 and $0, respectively	173,467	-
Current portion of notes payable	-	3,000
Total current liabilities	222,532	45,117
Asset retirement obligation	1,428	1,060
Noncurrent portion of notes payable	-	105,000
Noncurrent derivative liability	-	750
Deferred taxes	-	5,386
Total liabilities	223,960	157,313
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $.001 par value, 48,611 shares authorized, 30,449 and 17,712 shares outstanding	30	18
Additional paid-in capital	147,275	67,198
Accumulated other comprehensive income (loss)	-	(6)
Accumulated deficit	(100,331)	(8,115)
Total stockholders’ equity	46,974	59,095
Total liabilities and stockholders’ equity	$270,934	$216,408

The accompanying notes are an integral part of the consolidated financial statements.

American Eagle Energy Corporation

Consolidated Statements of Operations

For Each of the Three Years in the Period Ended December 31, 2014

(In Thousands, Except for Per Share Data)

	2014	2013	2012
Oil and gas sales	$60,549	$43,139	$10,714
Operating expenses:
Oil and gas production costs	22,069	11,609	3,200
General and administrative	7,832	7,361	4,504
Depletion, depreciation and amortization	24,604	10,073	2,860
Impairment of oil and gas properties, subject to amortization	81,908	1,732	10,631
Total operating expenses	136,413	30,775	21,195
Total operating income (loss)	(75,864)	12,364	(10,481)
Other income (expense):
Interest and dividend income	57	81	72
Interest expense	(15,900)	(5,356)	(1)
Loss on early extinguishment of debt	(11,894)	(3,714)	-
Loss on sale of oil & gas properties	(12)	-	-
Change in fair value of marketable securities	(491)	-	-
Gains on settlement of derivatives	6,608	803	-
Change in fair value of derivatives	-	(815)	(122)
Total other income (expense)	(21,632)	(9,001)	(51)
Income (loss) before taxes	(97,496)	3,363	(10,532)
Income tax expense (benefit)	(5,280)	1,769	(1,240)
Net income (loss)	$(92,216)	$1,594	$(9,292)

Net income (loss) per common share:
Basic	$(3.35)	$0.11	$(0.81)
Diluted	$(3.35)	$0.11	$(0.81)

Weighted average number of shares outstanding:
Basic	27,513	13,962	11,448
Diluted	27,513	14,599	11,448

The accompanying notes are an integral part of the consolidated financial statements.

American Eagle Energy Corporation

Consolidated Statements of Comprehensive Income (Loss)

For Each of the Three Years in the Period Ended December 31, 2014

(In Thousands, Except for Per Share Data)

	2014	2013	2012
Net income (loss)	$(92,216)	$1,594	$(9,292)
Other comprehensive income (loss), net of tax:
Unrealized losses on securities	(491)	(1)	(110)
Foreign current translation adjustments	497	28	(103)
Comprehensive income (loss)	$(92,210)	$1,621	$(9,505)

The accompanying notes are an integral part of the consolidated financial statements.

American Eagle Energy Corporation

Consolidated Statements of Stockholders’ Equity

For Each of the Three Years in the Period Ended December 31, 2014

(In Thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, January 1, 2012	11,398	$12	$25,983	$180	$(417)	$25,758
Stock based compensation	-	-	822	-	-	822
Shares issued in private placement	25	-	110	-	-	110
Shares issued from exercise of stock options	38	-	35	-	-	35
Shares issued in debt financing	56	-	180	-	-	180
Unrealized loss on securities, net of tax	-	-	-	(110)	-	(110)
Foreign exchange translation adjustments	-	-	-	(103)	-	(103)
Net loss	-	-	-	-	(9,292)	(9,292)
Balance, December 31, 2012	11,517	$12	$27,130	$(33)	$(9,709)	$17,400
Stock based compensation	-	-	1,203	-	-	1,203
Shares issued in private placements	2,250	2	13,875	-	-	13,877
Shares issued in public offerings	3,941	4	24,990	-	-	24,994
Shares issued upon exercise of options	4	-	-	-	-	-
Unrealized loss on securities, net of tax	-	-	-	(1)	-	(1)
Foreign exchange translation adjustments	-	-	-	28	-	28
Net income	-	-	-	-	1,594	1,594
Balance, December 31, 2013	17,712	$18	$67,198	$(6)	$(8,115)	$59,095
Stock based compensation	-	-	1,791	-	-	1,791
Round up shares issued in reverse-split	75	-	-	-	-	-
Shares issued in public offerings	12,650	12	78,286	-	-	78,298
Shares issued upon exercise of options	12	-	-	-	-	-
Unrealized loss on securities, net of tax	-	-	-	(491)	-	(491)
Foreign exchange translation adjustments	-	-	-	497	-	497
Net income	-	-	-		(92,216)	(92,216)
Balance, December 31, 2014	30,449	$30	$147,275	$-	$(100,331)	$46,974

The accompanying notes are an integral part of the consolidated financial statements.

American Eagle Energy Corporation

Consolidated Statements of Cash Flows

For Each of the Three Years in the Period Ended December 31, 2014

(In Thousands)

	2014	2013	2012

Cash flows provided by operating activities:
Net income (loss)	$(92,216)	$1,594	$(9,292)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Non-cash transactions:
Stock-based compensation	1,791	1,203	822
Depletion, depreciation and amortization	24,604	10,073	2,860
Impairment of oil and gas properties	81,908	1,732	10,631
Accretion of discount on asset retirement obligations	83	49	5
Amortization of deferred financing costs	1,556	602	-
Amortization of debt discount	113	-
Provision for deferred income tax expense (benefit)	(5,386)	1,794	(938)
Loss on early extinguishment of debt	11,894	3,714	-
Loss on sale of oil and gas properties	(12)	-	-
Change in fair value of marketable securities	491	-	-
Change in fair value of derivatives	(815)	692	122
Foreign currency transaction gains (losses)	11	(11)	(53)
Changes in operating assets and liabilities:
Prepaid expenses	(60)	64	(87)
Trade receivables	(5,857)	4,468	(799)
Income taxes receivable	(25)	190	(190)
Receivables from related parties	-	-	315
Deposits	-	-	(3)
Accounts payable and accrued liabilities	8,534	4,247	1,955
Income taxes payable	-	-	(1,460)
Net cash provided by operating activities	26,614	30,411	3,888
Cash flows used for investing activities:
Proceeds from conveyance of working interests	-	-	3,790
Additions to oil and gas properties	(164,265)	(136,267)	(18,915)
Proceeds from sale of oil and gas properties	1,824	-	228
Additions to equipment and leasehold improvements	(204)	(68)	(252)

Purchases of marketable securities	(222)	-	(51)
Purchases of certificates of deposit	-	-	(50)
Increase (decrease) in amounts due to Carry Agreement Partner	-	(4,957)	2,723
Net cash used for investing activities	(162,867)	(141,292)	(12,527)

The accompanying notes are an integral part of the consolidated financial statements.

American Eagle Energy Corporation

Consolidated Statements of Cash Flows

For Each of the Three Years in the Period Ended December 31, 2014

(In Thousands)

	2014	2013	2012

Cash flows provided by financing activities:
Proceeds from issuance of stock	78,298	38,871	110
Proceeds from exercise of stock options	-	-	35
Proceeds from issuance of notes	-	105,935	16,000
Repayment of notes	(113,465)	(21,131)	(600)
Proceeds from issuance of bonds	173,353	-	-
Payment of other deferred financing costs	(8,025)	-	-
Net cash provided by investing activities	130,161	123,675	15,545
Effect of exchange rate changes on cash	130	(2)	-
Net change in cash	(5,962)	12,792	6,906
Cash – beginning of period	31,850	19,058	12,152
Cash – end of period	$25,888	$31,850	$19,058

Supplemental Disclosure of Cash Flow Information

Cash paid (received) during the period for:
Interest	7,598	3,746	1
Taxes	-	(178)	1,255

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Stock issued in connection with debt financing	-	-	180
Property additions included in accounts payable	24,798	19,425	25,671
Property additions through the establishment of asset retirement obligations	516	516	407
Direct financing of prepayment and other penalties	5,465	-	-

The accompanying notes are an integral part of the consolidated financial statements.

American Eagle Energy Corporation

Notes to the Consolidated Financial Statements

As of December 31, 2014 and 2013 and

For Each of the Three Years in the Period Ended December 31, 2014

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, AMZG, Inc., EERG Energy ULC (“EERG” - Canadian) and AEE Canada Inc. (“AEE Canada” - Canadian). All material intercompany accounts, transactions and profits have been eliminated.

As discussed in Note 4, the Company sold 100% of its net revenue and working interests in its Canadian oil and gas properties in July 2014. The Company legally dissolved its Canadian subsidiaries (EERG and AEE Canada) in October 2014, at which time, all remaining assets held by the Canadian entities were transferred back to the parent company. The accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) and Consolidated Statements of Cash Flows for the year ended December 31, 2014 include the operating results and activities of EERG and AEE Canada through the date of dissolution.

Certain reclassifications have been made to prior year balances to conform to the current year’s presentation. These reclassifications had no effect on net income (loss) for the years ended December 31, 2013 and 2012.

Revenue Recognition

Revenue from the sale of produced oil and gas is recognized when the terms of the sale have been finalized and the oil or gas has been delivered to the purchaser. The Company accrues estimated oil and gas sales for production periods that have not yet been settled in cash.

Concentration of Credit Risk

At any point throughout the year, the Company may have amounts on deposit that exceed the United States Federal Deposit Insurance Company insurance limit of $250,000 per bank.

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

American Eagle Energy Corporation

Notes to the Consolidated Financial Statements

As of December 31, 2014 and 2013 and

For Each of the Three Years in the Period Ended December 31, 2014

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

At December 31, 2014 and 2013, the Company has determined that all receivable balances are fully collectible and, accordingly, no allowance for doubtful accounts has been recorded.

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

American Eagle Energy Corporation

Notes to the Consolidated Financial Statements

As of December 31, 2014 and 2013 and

For Each of the Three Years in the Period Ended December 31, 2014

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

Capitalized costs for each of the Company’s cost centers are amortized on the unit-of-production basis using proved oil and gas reserves. The cost of investments in unproved properties are excluded from capitalized costs to be amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such a determination is made, the properties are assessed annually to ascertain whether impairment has occurred. The costs of drilling exploratory uneconomic holes are included in the amortization base immediately upon determination that the well is uneconomic.

Proceeds received from the disposal of oil and gas properties are credited against accumulated costs, except when the sale represents a significant disposal of reserves, in which case a gain or loss is recognized.

During the year ended December 31, 2014, the Company determined that it was unlikely that it would pursue the development of its oil and gas properties that are not subject to amortization in the foreseeable future. As a result, the Company reclassified all of the capitalized costs associated with these properties into the full cost pool.

As of the end of each reporting period, the capitalized costs of each cost center are subject to a ceiling test, in which the costs may not exceed the cost center ceiling. The cost center ceiling is equal to (i) the present value of estimated future net revenues, computed by applying the unweighted arithmetic average of prices posted on the first day of each of the preceding twelve months (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus (ii) the cost of properties not being amortized; plus (iii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less (iv) income tax effects related to differences between the book and tax basis of the properties. If unamortized costs capitalized within a cost center, less related deferred income taxes, exceed the cost center ceiling, the excess is charged to expense and separately disclosed during the period in which the excess occurs. The Company recognized impairment losses totaling approximately $81.9 million associated with its US cost center for the year ended December 31, 2014, and losses totaling approximately $1.7 million and approximately $10.6 million associated with its Canadian cost center for the years ended December 31, 2013 and 2012, respectively.

Deferred Loan Costs

The Company capitalizes costs that are directly related to securing bank loans and other types of long-term financing and amortizes such costs over the life of the corresponding debt using the effective interest method.

American Eagle Energy Corporation

Notes to the Consolidated Financial Statements

As of December 31, 2014 and 2013 and

For Each of the Three Years in the Period Ended December 31, 2014

Derivatives

Historically, the Company has entered into a number of oil price swap agreements, which represent derivative financial instruments. The Company reports its derivatives at their fair market value as of the end of each reporting period. Changes in the fair value of derivatives are included in the Company’s results of operations in the period in which they occur. The Company has no open derivative positions as of December 31, 2014.

Asset Retirement Obligations

The Company records estimated asset retirement obligations related to the future plugging and abandoning of its existing wells in the period in which the wells are completed. The initial recording of an asset retirement obligation results in an increase in the carrying amount of the related long-lived asset and the creation of a liability. The portion of the asset retirement obligation expected to be realized during the next 12-month period is classified as a current liability, while the portion of the asset retirement obligation expected to be realized during subsequent periods is discounted and recorded at its net present value. The discount factors used to determine the net present value of the Company’s asset retirement obligation range from 4.2% to 11.0%, which represented the Company’s estimated incremental borrowing rate as of the dates that the corresponding wells were put on production.

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

Stock-Based Compensation

The Company measures compensation cost for all stock-based awards at fair value on the date of grant and recognizes compensation expense in its statements of operations over the service period that the awards are expected to vest. The Company has elected to recognize compensation cost for all options with graded vesting on a straight-line basis over the vesting period of the entire option. The Company recognized stock-based compensation expense of approximately $1.8 million, $1.2 million and $822,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Basic and Diluted Earnings Per Share

Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. For periods in which the Company recognizes net income, diluted earnings per common share is computed in the same way as basic earnings per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued that were dilutive. For periods in which the Company recognizes losses, the calculation of diluted earnings per share is the same as the calculation of basic earnings per share. See Note 16 for the calculation of basic and diluted weighted average common shares outstanding for the years ended December 31, 2014, 2013 and 2012.

American Eagle Energy Corporation

Notes to the Consolidated Financial Statements

As of December 31, 2014 and 2013 and

For Each of the Three Years in the Period Ended December 31, 2014

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax benefits and consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred income tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. Net operating loss carry forwards and other deferred tax assets are reviewed annually for recoverability and, if necessary, are recorded net of a valuation allowance. See Note 15 for a summary of the Company’s income tax expense (benefit) for the years ended December 31, 2014, 2013 and 2012.

Liquidity

The Company finances its oil and gas exploration and development activities and corporate operations through a combination of internally generated funds, external debt financing and sales of its common stock. As of December 31, 2014, the Company had working capital deficit of approximately $13.6 million. See Note 19 for further discussion regarding the liquidity of the Company.

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

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Update 2014-08 - Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The objective of the amendments in this update is to change the criteria for reporting discontinued operations and enhance convergence of the FASB's and the International Accounting Standards Board's reporting requirements for discontinued operations. The amendments in this update change the requirements for reporting discontinued operations in Subtopic 205-20. A discontinued operation may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. The amendments in this update require an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position. The amendments in this update also require additional disclosures about discontinued operations. Public business entities must apply the amendments in this update prospectively to both of the following: (1) All disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years; (2) All businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company does not believe the adoption of this update will have a material impact on the Company’s consolidated financial statements.

American Eagle Energy Corporation

Notes to the Consolidated Financial Statements

As of December 31, 2014 and 2013 and

For Each of the Three Years in the Period Ended December 31, 2014

In May 2014, the FASB issued Update 2014-09 - Revenue from Contracts with Customers (Topic 606). The objective of the amendments in this update is to improve financial reporting by creating common revenue recognition guidance for accounting principles generally accepted in the United States and International Financial Reporting Standards. The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should disclose sufficient information, both qualitative and quantitative, to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company does not believe the adoption of this update will have a material impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASC Update No. 2014-12 - Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASC No. 2014-12”). The objective of the amendments in this update is to resolve the diverse accounting treatment of share-based payment awards. The amendments in this update apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in either (i) the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered or (ii) if the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period will reflect the number of awards that are expected to vest and will be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company does not believe the adoption of this update will have a material impact on the Company’s consolidated financial statements.

American Eagle Energy Corporation

Notes to the Consolidated Financial Statements

As of December 31, 2014 and 2013 and

For Each of the Three Years in the Period Ended December 31, 2014

3.	Marketable Securities and Fair Value Measurements

Available-for-sale marketable securities at December 31, 2014 and 2013 consist of the following (in thousands):

		Gains in	Losses in
		Accumulated	Accumulated
	Estimated	Other	Other
	Fair	Comprehensive	Comprehensive
	Value	Income	Income
December 31, 2014
Noncurrent assets:
Marketable securities	$756	$-	$-

December 31, 2013
Noncurrent assets:
Marketable securities	$1,050	$100	$(75)

The fair value of substantially all securities is determined by quoted market prices. There were no sales of marketable securities for the years ended December 31, 2014 or 2013.

The fair value of the Company’s financial instruments, measured on a recurring basis at December 31, 2014 and 2013, were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2014
Marketable securities	$756	$-	$-	$756

December 31, 2013
Marketable securities	1,050	-	-	1,050
Current derivative asset	-	211	-	211
Current derivative liability	-	(276)	-	(276)
Noncurrent derivative liability	-	(750)	-	(750)

4.	Purchases and Sales of Royalty and Property Interests

In January 2013, the Company purchased additional net revenue and working interests in several key, non-operated spacing units within the Spyglass Area from SM Energy Company. The purchase price totaled approximately $3.9 million in cash, which was paid at closing.

In October 2013, the Company purchased additional net revenue and working interests in proved producing and proved undeveloped properties located within the Spyglass Area from a certain working interest partner. The transaction closed on October 2, 2013 with an effective date of June 1, 2013. The gross purchase price for the acquired interests totaled $47.0 million. The net purchase prices, after taking into consideration revenues and operating expenses associated with the acquired interests from the period June 1, 2013 through the closing date, totaled approximately $41.4 million. To finance the acquisition, the Company sold shares of its common stock, through two public offerings (See Note 14), and borrowed an additional $40 million under its then-existing Credit Facility (the “MSCG Credit Facility”) with Morgan Stanley Capital Group, Inc. (“MSCG”) (See Note 8). The agreement contained the option to purchase additional net revenue and working interests in the same producing and proved undeveloped properties at a later date.

American Eagle Energy Corporation

Notes to the Consolidated Financial Statements

As of December 31, 2014 and 2013 and

For Each of the Three Years in the Period Ended December 31, 2014

In March 2014, the Company exercised its option to purchase the additional net revenue and working interests in proved producing and proved undeveloped properties located within the Spyglass Area from the same working interest partner. The transaction closed on March 26, 2014 with an effective date of June 1, 2013. The gross purchase price for the acquired interests totaled approximately $47.1 million. The acquisition of the additional net revenue and working interests was funded with proceeds received from a March 2014 public offering, as discussed in Note 14.

Supplemental Pro Forma Information (Unaudited)

The Company’s consolidated statements of income for the years ended December 31, 2014 and 2013 include revenues and oil and gas operating expenses related to the net revenue and working interests acquired for the periods subsequent to the effective date of each transaction.

Had the purchase of these additional net revenue and working interests occurred on January 1, 2012, the Company’s consolidated financial statements for the years ended December 31, 2014, 2013 and 2012 would have been as follows (in thousands):

	2014	2013
Pro forma revenues	$63,723	$67,360
Pro forma net income (loss)	$(91,728)	$5,708
Pro forma income (loss) per share – basic	$(3.02)	$0.21
Pro forma income (loss) per share – diluted	$(3.02)	$0.21

Also in March 2014, the Company acquired certain undeveloped acreage from the same working interest partner at a price of approximately $7.5 million.

In July 2014, the Company sold 100% of its net revenue and working interests in its Canadian oil and gas properties (the “Hardy Property) to its then working interest partner. Prior to the sale, the Hardy Property represented 100% of the Canadian cost center for the Company’s full-cost pool. Cash proceeds received from the sale approximated $1.8 million, which resulted in a loss on the sale of approximately $12,000.

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

American Eagle Energy Corporation

Notes to the Consolidated Financial Statements

As of December 31, 2014 and 2013 and

For Each of the Three Years in the Period Ended December 31, 2014

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

As of December 31, 2014, all five of the wells to be drilled pursuant to the Second Carry Agreement have been completed. To date, the Company has received approximately $17.7 million of funding under the Second Carry Agreement. This amount is net of cumulative revenues and oil and gas operating costs associated with the carried wells, which were conveyed to the Carry Agreement Partner pursuant to the terms of the Second Carry Agreement. As noted above, the Carry Agreement Partner is entitled to receive a 12% return on the amount of capitalized drilling and completion costs that it has funded on the Company’s behalf.

As of December 31, 2014, the cost of drilling and completing one of the five wells exceeded the 120% of AFE cost threshold. Accordingly, the Company has recorded its portion of excess drilling and completion costs associated with this well, totaling approximately $1.0 million as of December 31, 2014. None of the five wells covered by the Second Carry Agreement has achieved payout as of December 31, 2014.

American Eagle Energy Corporation

Notes to the Consolidated Financial Statements

As of December 31, 2014 and 2013 and

For Each of the Three Years in the Period Ended December 31, 2014

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

As of December 31, 2014, all six of the wells drilled pursuant to the Farm-Out Agreement have been completed. None of the six wells covered by the Farm-Out Agreement has achieved payout as of December 31, 2014.

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

On August 19, 2013, the Company repaid in full the outstanding balance under the Swap Facility using proceeds received from its Credit Facility with MSCG (see Note 8). The total payoff amount was approximately $18 million, which included 100% of the then outstanding principal balance, the settlement of all outstanding swap agreements, and certain prepayment penalties. The Company recognized a loss during 2013 on the early extinguishment of debt of approximately $3.7 million, which included prepayment penalties, the termination of related price swap agreements and the write-off of deferred financing costs associated with the Swap Facility.

The annual interest rate associated with the Swap Facility approximated 7.4%. The Company recognized interest expense related to the Swap Facility totaling approximately $903,000 and $183,000 for the years ended December 31, 2013 and 2012, respectively.

The Company incurred investment banking fees and closing costs totaling approximately $780,000 in connection with the negotiation and closing of the MBL Swap Facility. The Company capitalized these items as deferred financing costs, and began amortizing the deferred financing costs over the life of the Swap Facility. The Company recognized approximately $151,000 and $0 of amortization expense related to the deferred financing costs for the years ended December 31, 2013 and 2012, respectively. The amortization of deferred loan costs is included as an additional component of interest expense for the respective periods.

American Eagle Energy Corporation

Notes to the Consolidated Financial Statements

As of December 31, 2014 and 2013 and

For Each of the Three Years in the Period Ended December 31, 2014

8.	Credit Facility

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

The MSCG Credit Facility had a five-year term and carried a variable interest rate ranging from approximately 5.5% to 10.5%. The variable interest rate was based primarily on the ratio of the Company’s proved developed reserves to its debt for a given period. Interest expense related to the Initial Term Loan and Spyglass Tranche A Loan totaled approximately $7.6 million and $3.8 million for the years ended December 31, 2014 and 2013, respectively.

The Company incurred investment banking fees and closing costs totaling approximately $7.8 million in connection with the negotiation and closing of the Initial Term Loan and Spyglass Tranche A Loan. The Company capitalized these items as deferred financing costs, and began amortizing these costs over the life of the MSCG Credit Facility using the effective interest method. The amortization of deferred financing costs is included as a component of the Company’s interest expense for the period. The Company amortized approximately $1.0 million and $451,000 of deferred financing costs related to the MSCG Credit Facility during the years ended December 31, 2014 and 2013, respectively.

American Eagle Energy Corporation

Notes to the Consolidated Financial Statements

As of December 31, 2014 and 2013 and

For Each of the Three Years in the Period Ended December 31, 2014

9.	Bonds Payable

In August 2014, the Company issued a series of 11% secured bonds (the “Bonds”) through a Rule 144A / Regulation S private offering. The Bonds mature on September 1, 2019 and have an aggregate gross value of $175 million. The Bonds were issued at a discount (99.059%), resulting in a discount of approximately $1.6 million. Net proceeds received from the issuance of the Bonds approximated $167.3 million, net of the bond discount, investment banking fees and closing costs. A portion of the net proceeds received from the issuance of the Bonds was used to repay in full the then-outstanding balance of the MSCG Credit Facility (see Note 8). The Company is amortizing the bond discount over the life of the bonds using the effective interest method. Amortization of the Bond discount totaled approximately $114,000 for the year ended December 31, 2014.

The Bonds bear interest at a rate of 11.0% annually. Interest on the Bonds is payable in arrears each March 1st and September 1st. Interest expense related to the Bonds totaled approximately $6.6 million for the year ended December 31, 2014.

The Company incurred investment banking fees and closing costs totaling approximately $7.2 million in connection with the issuance of the Bonds. The Company has capitalized these items as deferred financing costs, and is amortizing these costs over the life of the Bonds using the effective interest method. The amortization of deferred financing costs is included as a component of the Company’s interest expense for the period. The Company amortized deferred financing costs related to the Bonds of approximately $500,000 for the year ended December 31, 2014.

The Bond Indenture contains customary affirmative and negative covenants for financial instruments of this nature, including limitations on the Company with respect to dividends, distributions and additional future borrowings. The Company is in compliance with all covenants required by the Bond Indenture as of December 31, 2014. The Bonds are secured by a second priority lien on virtually all of the Company’s assets.

The Bonds traded on the open market at a significant discount during the fourth quarter of 2014. On December 29, 2014, the date of the last recorded public trade of the bonds during 2014, Bonds with an aggregate par value of $1.0 million were traded at a discounted price of $0.4325 on the dollar, which suggests that the aggregate fair market value of the Bonds outstanding as of December 31, 2014 was approximately $75.7 million. The actual trade price represents a Hierarchy Level 1 input for the purpose of estimating fair market value.

As discussed in Note 18. the Company elected to defer the payment of interest due on the bonds on March 2, 2015. The terms of the Bond Indenture provide for a 30-day grace period, during which the interest payment can be paid without triggering an event of default. The 30-day grace period expires on March 31, 2015. As of the date of these financial statements, the Company has not yet determined whether the interest payment will be made. Accordingly, pursuant to generally accepted accounting principles, the Company has classified the Bonds as a current liability as of December 31, 2014. Absent any event of default, the subsequent payment of the interest due on the Bonds within the prescribed grace period, would allow the Company to classify the Bonds as a non-current liability in any revised or future financial statements.

10.	Senior Secured Revolving Credit Facility

Also in August 2014, the Company entered into a Senior Secured Credit Facility (the “Senior Credit Facility”) with SunTrust Robinson Humphrey, Inc. (“SunTrust), which provided for the initial availability of up to $35 million of borrowing capacity. Borrowing capacity is periodically evaluated and adjusted based on, among other things, the discounted value of the Company’s oil and gas reserves (see Note 20). Given falling oil prices throughout the fourth quarter of 2014, SunTrust elected to perform a borrowing capacity redetermination as of December 31, 2014, at which time the borrowing capacity was temporarily reduced to zero. In the event that market conditions improve and/or the Company achieves certain milestones or maintains certain financial ratios, the borrowing capacity of the Senior Credit Facility may be increased to a maximum $60 million at some point in the future. At no time has the Company borrowed funds under the Senior Credit Facility to date.

When outstanding, amounts drawn under the Senior Credit Facility are subject to variable annual interest rates ranging from LIBOR plus 1.75% to LIBOR plus 3.75%, depending on the nature of the borrowing and the balance outstanding under the Senior Credit Facility at the time the funds are drawn. The terms of the Senior Credit Facility also call for the payment of unused commitment fees relative to amounts that are available, but not drawn, under the Senior Credit Facility. Unused commitment fees associated with the unused portion of the borrowing capacity are included as a component of the Company’s interest expense for the period. The Company recognized approximately $46,000 of unused commitment fees related to the Senior Credit Facility for the year ended December 31, 2014. The Company will not incur additional unused commitment fees during any future period for which the borrowing capacity is zero.

American Eagle Energy Corporation

Notes to the Consolidated Financial Statements

As of December 31, 2014 and 2013 and

For Each of the Three Years in the Period Ended December 31, 2014

The Company incurred investment banking fees and closing costs totaling approximately $779,000 in connection with the establishment of the Senior Credit Facility. The Company has capitalized these items as deferred financing costs, and is amortizing these costs over the life of the Senior Credit Facility using a method that approximates the effective interest method. The amortization of deferred financing costs is included as a component of the Company’s interest expense for the period. The Company amortized approximately $52,000 of deferred financing costs related to the Bonds during the year ended December 31, 2014.

The Senior Credit Facility contains customary affirmative and negative covenants for borrowings of this type, including limitations on the Company with respect to transactions with affiliates, hedging agreements, dividends and distributions, operations in respect of the property that secures its collective obligations under the Senior Credit Facility, indebtedness, investments, and changes in business. The Senior Credit Facility also contains a number of financial covenants, including the maintaining of a current ratio of no less than 1.0 and a ratio of total debt to EBITDAX of no more than 4.0. The Company was not in compliance with these covenants for the period ended December 31, 2014, but has obtained a waiver from SunTrust for the period in question. Pursuant to the terms of the Intercreditor Agreement between the Company, SunTrust and the Bond holders, non-compliance with the covenants does not trigger any cross-default provisions associated with the Bonds.

11.	Price Swap Derivatives

As a condition of closing for the Swap Facility (see Note 7), the Company entered into various commodity derivative contracts to mitigate the effects of potential downward pricing on the Company’s oil and gas revenues. The contracts included floating vs. fixed price swaps for the Company’s produced oil. The Company did not designate the price swap agreements as hedges. Accordingly, management elected not to apply hedge accounting to these derivatives but, instead, recognized the changes in the fair value of the price swap agreements in its statement of operations in the period for which such unrealized changes occurred. These price swaps were closed in August 2013, concurrent with the full repayment of the Swap Facility. The Company recognized realized gains associated with the price swap agreements totaling approximately $116,000 for the year ended December 31, 2013.

As a condition of the MSCG Credit Facility (see Note 8), the Company was required to enter into commodity price swap agreements covering up to 85% of its projected five-year future production on its proved, developed, producing properties. The Company did not designate the price swap agreements as hedges. Accordingly, management elected not to apply hedge accounting to these derivatives but, instead, recognized the changes in the fair value of the price swap agreements in its statement of operations in the period in which such unrealized changes in fair value occur. The Company recognized estimated unrealized losses on the price swaps associated with the MSCG Credit Facility of approximately $815,000 and $0 for the years ended December 31, 2013 and 2012, respectively. The price swap agreements were fully settled in August 2014 in conjunction with the full-repayment of the then-outstanding balance of the MSCG Credit Facility (see Note 8). The Company recognized realized losses on the settlement of the price swaps associated with the MSCG Credit Facility totaling approximately $7.5 million for the years ended December 31, 2014.

American Eagle Energy Corporation

Notes to the Consolidated Financial Statements

As of December 31, 2014 and 2013 and

For Each of the Three Years in the Period Ended December 31, 2014

In September 2014, the Company entered into new commodity price swap agreements. The new price swap agreements were settled in December 2014. The Company recognized realized gains on the new price swaps of approximately $14.1 million for the year ended December 31, 2014. The Company has no open derivative positions as of December 31, 2014.

12.	Asset Retirement Obligations

During the years ended December 31, 2014 and 2013, the Company recorded initial, estimated asset retirement obligations totaling approximately $516,000 and $569,000, respectively, in connection with wells that were drilled and completed during the period. The asset retirement obligations represent the discounted future plugging and abandonment costs for operated and non-operated wells located within its Spyglass and Hardy Properties. As of December 31, 2014 and 2013, the consolidated discounted value of the Company’s asset retirement obligations was approximately $1.4 million and $1.1 million, respectively. The projected plugging dates for wells in which the Company owns a working interest ranges from December 31, 2015 to December 31, 2032.

13.	Commitments and Contingencies

Drilling Obligations

The Company has the option to participate in the drilling of future non-operated, development wells related to its working interest in the Spyglass Property, should any such wells be proposed by the other working interest owners. As of December 31, 2014, the Company has elected to participate in nine future wells located within the Spyglass Property, with the Company's non-operated working interest in the Spyglass wells ranging from 0.2% to 23.0%. The Company's estimated portion of the aggregate drilling and completion costs of these wells is approximately $3.8 million. In January 2015, the Company sold its net revenue and working interests in six of the nine non-operated wells to SM Energy (Note 18), which reduced its drilling obligation by approximately $1.8 million. Of the remaining $2.0 million of drilling obligation, approximately $1.1 million has been incurred as of December 31, 2014. Additional wells could be proposed in the future, at which time the Company may or may not elect to participate in such additional wells.

Employment Contracts

The Company has entered into employment agreements with its President, its Chief Operating Officer, its Chief Financial Officer and three other members of management, which stipulate, among other things, severance payments in the event that employment is terminated without cause or as a result of a change in control, as defined by the employment agreements. As of December 31, 2014, the amount of severance payments that the Company would be obligated to make under the terms of the employment agreements would total approximately $2.2 million.

Lease Obligation

The Company currently leases office space pursuant to the terms of a three-year lease agreement. Future minimum lease payments related to the Company’s office lease as of December 31, 2014 are as follows (in thousands):

Amount
2015	$184
2016	96
Total	$280

Rent expense for the years ended December 31, 2014, 2013 and 2012 totaled approximately $259,000, $146,000 and $110,000, respectively.

American Eagle Energy Corporation

Notes to the Consolidated Financial Statements

As of December 31, 2014 and 2013 and

For Each of the Three Years in the Period Ended December 31, 2014

14.	Equity Transactions

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

In August 2013, the Company sold 1,250,000 shares of its common stock in a private offering at a price of $8.00 per share. Proceeds from the sale totaled $9.9 million, net investment banking fees.

Public Offerings

In October 2013, the Company sold 3,941,449 shares of its common stock at a price of $6.80 per share in two public offerings. The sale of stock was completed pursuant to the Company’s August 2, 2013 shelf registration. Proceeds from the sale, net of expenses and broker fees, totaled approximately $25.0 million.

In March 2014, the Company sold 12,650,000 shares of its common stock in a public offering at a price of $6.60 per share. The sale of the stock was completed pursuant to the Company’s December 2013 shelf registration. Proceeds from the sale, net of expenses, broker fees and commissions, totaled approximately $78.3 million.

Stock Options

During the years ended December 31, 2014, and 2013, the Company granted to members of its Board of Directors, employees and certain key third-party consultants 87,500 and 648,125 stock options with a weighted average fair market value per option granted of $1.63 and $4.41, respectively. The aggregate fair market value of the options granted during the years ended December 31, 2014 and 2013 was approximately $142,000 and $2.9 million, respectively. Each of the stock options granted have a five-year life and vest 50% on the one-year anniversary of the grant date, with the remaining 50% vesting on the second-year anniversary of the grant date.

The assumptions used in the Black-Scholes Option Pricing Model for the stock options granted were as follows:

	2014	2013
Risk-free interest rate	0.43% to 0.56%	0.22% to 0.35%
Expected volatility of common stock	59% to 76%	62% to 84%
Dividend yield	$0.00	$0.00
Expected life of options	5 years	5 years

American Eagle Energy Corporation

Notes to the Consolidated Financial Statements

As of December 31, 2014 and 2013 and

For Each of the Three Years in the Period Ended December 31, 2014

A summary of stock option activity for the years ended December 31, 2014 and December 31, 2013 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contract
	Options	Price ($)	Term

Outstanding at December 31, 2012	1,283,650	$3.12	3.6 years
Options granted	648,125	8.48
Options exercised	(5,000)	3.12
Options expired	-	-
Options forfeited	-	-

Outstanding at December 31, 2013	1,926,775	$4.92	3.4 years
Options granted	87,500	3.19
Options exercised	(23,125)	2.92
Options expired	-	-
Options forfeited	-	-

Outstanding at December 31, 2014	1,991,150	$4.81	2.5 years

Exercisable at December 31, 2014	1,584,588	$4.18	2.1 years

The following is a schedule of outstanding stock options as of December 31, 2014 by exercise price:

	Options	Options	Exercise
Grant Date	Outstanding	Exercisable	Price
December 12, 2014	50,000	-	$0.73
October 30, 2009	166,652	166,652	0.90
October 1, 2012	10,000	10,000	2.76
August 1, 2012	30,000	30,000	2.88
September 1, 2012	12,500	12,500	2.92
December 14, 2012	216,875	216,875	2.96
December 30, 2010	433,248	433,248	2.97
November 1, 2012	55,000	55,000	3.12
February 21, 2012	50,000	50,000	3.68
December 14, 2011	291,250	291,250	4.72
February 1, 2013	31,250	15,625	5.84
June 23, 2014	25,000	-	6.18
October 1, 2013	50,000	25,000	6.72
June 15, 2013	37,500	18,750	6.84
May 5, 2014	12,500	-	7.05
October 28, 2013	12,500	6,250	8.60
December 13, 2013	441,875	220,938	8.68
September 23, 2013	7,500	3,750	9.16
October 1, 2013	7,500	3,750	9.28
November 14, 2013	50,000	25,000	9.56
Totals	1,991,150	1,584,588

American Eagle Energy Corporation

Notes to the Consolidated Financial Statements

As of December 31, 2014 and 2013 and

For Each of the Three Years in the Period Ended December 31, 2014

The options outstanding as of December 31, 2014 and December 31, 2013 have an intrinsic value of $0 and $4.12 per share and an aggregate intrinsic value of approximately $0 and $7.9 million, respectively.

Shares Reserved for Future Issuance

As of December 31, 2014 and December 31, 2013, the Company had reserved 1,991,150 and 1,926,275 shares, respectively, for future issuance upon exercise of outstanding options.

The Company recognized stock-based compensation expense associated with its outstanding stock options of approximately $1.8 million, $1.2 million and $822,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

15.	Income Taxes

The Company recognized income tax benefit of approximately $5.3 million and $1.2 million for the years ended December 31, 2014 and 2012, respectively, and income tax expense of approximately $1.8 million for the year ended December 31, 2013. Income tax expense (benefit) for the years ended December 31, 2014, 2013 and 2012 consisted of the following (in thousands):

	2014	2013	2012
Current income tax expense (benefit):
Domestic	$16	$(17)	$(302)
Foreign	-	(77)	(32)
Total current income tax expense (benefit)	16	(94)	(334)

Deferred income tax expense (benefit):
Domestic	$(40,424)	$1,863	$349
Foreign	2,891	(636)	(3,421)
Change in valuation allowance	32,237	636	2,166
Total deferred income tax expense (benefit)	(5,296)	1,863	(906)

Total income tax expense (benefit)	$(5,280)	$1,769	$(1,240)

Significant components of the Company’s deferred income tax assets and liabilities at December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
Deferred tax assets:
Foreign tax credits	$52	$52
Unrealized hedging loss	488	301
Asset retirement obligations	534	308
Net operating losses – domestic	18,900	5,688
Net operating losses – foreign	-	864
Domestic fixed assets	14,848	-
Foreign fixed assets	-	1,937
Stock options	1,881	1,214
Marketable securities	-	48
Other	17	160
Total deferred tax assets	36,720	10,572
Valuation allowance	(35,038)	(2,858)
Net deferred income tax assets	$1,682	$7,714

American Eagle Energy Corporation

Notes to the Consolidated Financial Statements

As of December 31, 2014 and 2013 and

For Each of the Three Years in the Period Ended December 31, 2014

	2014	2013
Deferred tax liabilities:
Investment in foreign subsidiary	$-	321
Domestic fixed assets	-	12,779
Asset retirement obligations	491	-
Other	1,191	-
Deferred tax liabilities	$1,682	$13,100

Net deferred tax liabilities	$-	$5,386

A reconciliation between the amount of income tax expense for the years ended December 31, 2014, 2013 and 2012, determined by applying the appropriate applicable statutory income tax rates, is as follows (in thousands):

	2014	2013	2012
US Statutory tax expense (benefit)	$(33,149)	$1,144	$(3,581)
State income taxes, net of federal expense (benefit)	(2,508)	96	(242)
Foreign taxes paid	6	12	-
Permanent differences	8	11	8
Change in valuation allowance	32,228	641	2,166
True-up of prior year amounts	657	244	(537)
Foreign operations	(2,437)	(236)	909
Rate change	(92)	(143)	39
Other	7	-	(2)
Net income tax expense (benefit)	$(5,280)	$1,769	$(1,240)

Effective tax rate	5.4%	52.6%	11.8%

As discussed in Note 4, the Company divested all of its foreign operations through the sale of its interests in the oil and gas properties held by its Canadian subsidiaries in July 2014 and subsequent dissolution of the two subsidiaries on October 31, 2014. For tax purposes, the Company recognized losses that include certain bad debt and worthless security deductions because it did not receive repayment for its investments in the Canadian subsidiaries.

Based upon the Company’s history of operating losses, the Company’s management has determined that it is more likely than not that the U.S. federal and state deferred tax assets as of December 31, 2014 will not be realized. Consequently, the Company has established a valuation allowance for its net U.S. federal and state deferred tax assets during the year ended December 31, 2014.

As of December 31, 2014, the Company has U.S. federal and aggregate state net operating loss carryforwards of approximately $49.9 million and $36.0 million, which expire at various dates through 2034. IRC Section 382 of the Internal Revenue Code of 1986, as amended, provides an annual limitation on the utilization of net operating losses should the Company undergo an ownership change, as defined in IRC Section 382. The utilization of the estimated net operating losses may be limited due to changes in ownership. The possible limitations have not been determined as of December 31, 2014 since there would be no financial statement impact based on a full valuation allowance against the estimated net operating losses.

American Eagle Energy Corporation

Notes to the Consolidated Financial Statements

As of December 31, 2014 and 2013 and

For Each of the Three Years in the Period Ended December 31, 2014

16.	Earnings Per Share

The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the years ended December 31, 2014, 2013 and 2012 (in thousands, except per share data):

	2014	2013	2012
Net income (loss)	$(92,216)	$1,594	$(9,292)

Weighted average number of common shares outstanding	27,513	13,962	11,448
Incremental shares from the assumed exercise of dilutive stock options	-	637	-
Diluted common shares outstanding	27,513	14,599	11,448

Earnings (loss) per share – basic	$(3.35)	$0.11	$(0.81)
Earnings (loss) per share – diluted	$(3.35)	$0.11	$(0.81)

Because the Company recognized a net loss for the years ended December 31, 2014 and 2012, the calculation of diluted loss per share is the same as the calculation of basic loss per share, as the effect of including any incremental shares from the assumed exercise of dilutive stock options would be anti-dilutive. The number of anti-dilutive shares that have been excluded from the calculation of diluted loss per share for the years ended December 31, 2014 and 2012 is approximately 322,000 and 469,000 shares, respectively.

17.	Related Party Transactions

The Company routinely obtains legal services from a firm for whom one of its directors serves as a principal. Fees paid this firm approximated $56,000, $37,000 and $24,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company receives monthly geological consulting services from Synergy Energy Resources LLC (“Synergy”). One of the Company’s current directors and one current officer own material ownership interests in Synergy. The Company incurred $84,000, $168,000 and $168,000 of consulting expenses from Synergy during each of the years ended December 31, 2014, 2013 and 2012, respectively. The Company terminated its agreement with Synergy effective June 30, 2014.

The Company’s Chairman and Chief Operating Officer each owns overriding royalty interests in certain of the Company’s operated wells. The overriding royalty interests were obtained prior the Company’s acquisition of AEE, Inc. in December 2011. Royalties paid to the Company’s Chairman totaled approximately $472,000, $608,000 and $67,000 for the years ended December 31, 2014, 2013 and 2012, respectively. Royalties paid to the Company’s Chief Operating Officer totaled approximately $382,000, $540,000 and $52,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

18.	Subsequent Events

In January 2015, the Company sold its net revenue and working interests in certain non-operated wells to SM Energy. Cash proceeds received from the sale totaled approximately $9.5 million.

American Eagle Energy Corporation

Notes to the Consolidated Financial Statements

As of December 31, 2014 and 2013 and

For Each of the Three Years in the Period Ended December 31, 2014

The Company elected to defer the payment of approximately $9.8 million of interest due on its Bonds on March 2, 2015. The terms of the Bond Indenture provide for a 30-day cure period, during which the interest payment can be made without the late payment constituting an event of default. The Company intends to utilize the 30-day grace period to evaluate strategies for improving its liquidity.

19.	Going Concern

As of December 31, 2014, the Company has a working capital deficit of approximately $13.6 million. The sharp decline in oil prices that occurred during the latter part of 2014 materially reduced the revenues that were generated from the sale of the Company’s oil and gas production volumes during that period which, in turn, negatively affected the Company’s year-end working capital balance. The potential for future oil prices to remain at their current price levels for an extended period of time raises substantial doubt regarding the Company’s ability to continue as a going concern. For purposes of this discussion, the term “substantial doubt” refers to concerns that a company may not be able to meet its obligations when they come due.

Should the prevailing oil prices as of December 31, 2014 remain in effect for an extended period of time, it is likely that the Company would need to pursue some form of asset sale, debt restructuring or capital raising effort in order to fund its operations and to service its existing debt during the next twelve months. The Company’s management is actively developing plans to improve its working capital position and/or to reduce its future debt service costs, through the aforementioned means, in order to remain a going concern for the foreseeable future. If the Company is unable to restructure its Bonds, obtain additional debt or equity financing or achieve adequate proceeds from the sale of assets, the Company may file a voluntary petition for reorganization relief under Chapter 11 of the Bankruptcy Code in order to provide additional time to identify an appropriate solution to its financial situation and to implement a plan of reorganization aimed at improving its capital structure.

20.	Supplemental Oil and Gas Information (Unaudited)

During the years ended December 31, 2014, 2013 and 2012, the Company incurred the following costs associated with the acquisition, exploration and development of oil and gas properties (in thousands):

	2014	2013	2012
Acquisition costs	$57,946	$62,860	$16,671
Exploration costs	53,651	32,053	-
Development costs	60,711	28,543	27,914
Total costs	$172,308	$123,456	$44,585

The net capitalized cost of the Company’s oil and gas properties, subject to amortization, as of December 31, 2014 and 2013 is summarized below (in thousands):

	2014	2013
Acquisition costs	$147,477	$88,910
Exploration costs	-	-
Development costs	196,774	93,696
Impairments and sales	(82,001)	(14,612)
Gross capitalized costs	262,250	167,994
Accumulated depletion	(35,332)	(12,849)
Net capitalized costs	$226,918	$155,145

American Eagle Energy Corporation

Notes to the Consolidated Financial Statements

As of December 31, 2014 and 2013 and

For Each of the Three Years in the Period Ended December 31, 2014

The Company has owned mineral interests in both operated and non-operated producing wells, as well as in undeveloped acreage, for which proved oil and gas reserves have been assigned in both the United States and Canada. The Company sold its interests in its Canadian oil and gas properties in July 2014 (See Note 4). Pursuant to full-cost accounting rules, the Company maintained separate cost centers for it’s US and Canadian oil and gas properties and related costs. The proved reserves associated with the Company’s US cost center represents 100% and 99.5% of the Company’s total proved reserves, both on a volume and discounted, future cash flow (PV10) basis as of December 31, 2014 and 2013, respectively. Furthermore, revenues generated from the Company’s US oil and gas properties accounted for 99.4%, 97.1% and 82.0% of the Company’s total revenue for the years ended December 31, 2014, 2013 and 2012, respectively. Because the result of operations and proved reserves associated with the Company’s Canadian oil and gas operations is not material to the Company’s overall results of operations and reserves, the Company has elected to present the following supplemental oil and gas information on a consolidated basis, rather than by cost center.

The tables presented below set forth the Company’s net interests in quantities of proved developed and undeveloped reserves of crude oil, condensate and natural gas and changes in such quantities from the prior period. Crude oil reserves estimates include condensate.

	Oil	Gas	Total
	(Barrels)	(Mcf)	(BOE)
For the year ended December 31, 2014:
Proved reserves, beginning of year	12,109	8,652	13,550
Revisions	(3,726)	(2,377)	(4,122)
Extensions and discoveries	1,064	640	1,171
Purchases of reserves in place	1,051	948	1,209
Sale of reserves in place	(148)	(1)	(148)
Production	(763)	(42)	(770)
Proved reserves, end of year	9,587	7,820	10,890

Proved developed reserves	5,495	4,820	6,298
Proved undeveloped reserves	4,092	3,000	4,592
Total proved reserves	9,587	7,820	10,890

American Eagle Energy Corporation

Notes to the Consolidated Financial Statements

As of December 31, 2014 and 2013 and

For Each of the Three Years in the Period Ended December 31, 2014

As a result of participating in 32 gross new wells, the Company converted approximately 1,713,000 barrels of oil and approximately 1,187,000 mcf of gas from proved undeveloped reserves to proved developed reserves during the year ended December 31, 2014. The Company incurred approximately $56.5 million of capitalized expenditures to drill these wells.

The decrease in the Company’s proved undeveloped reserves from December 31, 2013 to December 31, 2014 is primarily due to uncertainty regarding whether or not the Company will have sufficient capital to support its current development plan. The Company has historically utilized carry agreements (see Note 5) and farm-out agreements (see Note 6) to accelerate the drilling of its operated wells. The amount of proved undeveloped reserves that the Company is claiming as of December 31, 2014 have been determined based on the assumption that the Company will continue to utilize such arrangements in the future in order to continue its planned drilling activities. The Company’s has reduced its net revenue and working interests in the future wells that comprise its proved undeveloped reserves by 50% in consideration of the anticipated terms of such arrangements.

	Oil	Gas	Total
	(Barrels)	(Mcf)	(BOE)
For the year ended December 31, 2013:
Proved reserves, beginning of year	5,398	2,139	5,754
Revisions	(1,614)	308	(1,563)
Extensions and discoveries	7,412	5,334	8,301
Purchases of reserves in place	1,411	899	1,561
Production	(498)	(28)	(503)
Proved reserves, end of year	12,109	8,652	13,550

Proved developed reserves	4,207	3,047	4,714
Proved undeveloped reserves	7,902	5,605	8,836
Total proved reserves	12,109	8,652	13,550

As a result of participating in 19 new wells, the Company converted 956,515 barrels of oil and 340,926 mcf of gas from proved undeveloped reserves to proved developed reserves during the year ended December 31, 2013. The Company incurred approximately $19.8 million of capitalized expenditures to drill these wells.

	Oil	Gas	Total
	(Barrels)	(Mcf)	(BOE)
For the year ended December 31, 2012:
Proved reserves, beginning of year	1,511	417	1,581
Revisions	(687)	(191)	(719)
Extensions and discoveries	4,429	1,774	4,725
Purchases of reserves in place	479	248	520
Sales of reserves in place	(200)	(107)	(218)
Production	(134)	(2)	(135)
Proved reserves, end of year	5,398	2,139	5,754

Proved developed reserves	2,388	1,074	2,566
Proved undeveloped reserves	3,010	1,065	3,188
Total proved reserves	5,398	2,139	5,754

American Eagle Energy Corporation

Notes to the Consolidated Financial Statements

As of December 31, 2014 and 2013 and

For Each of the Three Years in the Period Ended December 31, 2014

As a result of participating in 15 new wells, the Company converted 351,883 barrels of oil and 195,092 mcf of gas from proved undeveloped reserves to proved developed reserves during the year ended December 31, 2012. The Company incurred approximately $2.9 million of capitalized expenditures to drill these wells.

Standardized Measure, Including Year-to-Year Changes Therein, of Discounted Future Net Cash Flows

For purposes of the following disclosures, estimates were made of quantities of proved reserves and the periods during which they are expected to be produced. Estimated future cash flows were computed by applying a 12-month average of oil prices, except in those instances where future oil or natural gas sales are covered by physical contract terms providing for higher or lower prices, to the Company’s share of estimated annual future production from proved oil and gas reserves, net of royalties. Future development and production costs were computed by applying year-end costs to be incurred in producing and further developing the proved reserves. Future income tax expenses were computed by applying, generally, year-end statutory tax rates (adjusted for permanent differences, tax credits, allowances and foreign income repatriation considerations) to the estimated net future pre-tax cash flows. The discount was computed by application of a 10 % discount factor. The calculations assumed the continuation of existing economic, operating and contractual conditions at December 31, 2014, 2013 and 2012, respectively.

Standardized Measure of Discounted Future Net Cash Flows (in thousands):

	2014	2013	2012
Future cash flows	$829,316	$1,141,907	$448,623
Future costs:
Production costs	(273,430)	(307,093)	(99,411)
Development costs	(109,102)	(177,750)	(50,693)
Income taxes	(47,464)	(184,362)	(104,827)
Future net cash flows	399,320	472,702	193,692
Ten percent discount factor	(195,573)	(250,648)	(116,784)
Standardized measure of discounted future net cash flows	$203,747	$222,054	$76,908

The following table summarizes the changes in the Company’s standardized measure of discounted future net cash flows for the years ended December 31, 2014, 2013 and 2012 (in thousands):

American Eagle Energy Corporation

Notes to the Consolidated Financial Statements

As of December 31, 2014 and 2013 and

For Each of the Three Years in the Period Ended December 31, 2014

	2014	2013	2012
Extensions and discoveries	$35,491	$167,600	$84,276
Net changes in sales prices and production costs	(54,609)	1,001	(2,939)
Oil and gas sales, net of production costs	(38,480)	(31,530)	(7,514)
Change in estimated future development costs	95,259	(5,659)	12,376
Revision of quantity estimates	(136,988)	(34,499)	(22,267)
Purchases of mineral interests	42,855	35,496	12,777
Sales of mineral interests	(5,368)	-	-
Previously estimated development costs incurred in the current period	(58,895)	14,256	2,897
Changes in production rates, timing & other	14,366	21,692	1,947
Changes in income taxes	57,037	(35,914)	(33,864)
Accretion of discount	31,025	12,703	3,994
Net increase	(18,307)	145,146	51,683
Standardized measure of discounted future cash flows – beginning of the year	222,054	76,908	25,225
Standardized measure of discounted future cash flows – end of the year	$203,747	$222,054	$76,908

Assumed prices used to calculate future cash flows

	2014	2013	2012
Oil price per barrel	$82.36	$90.63	$81.78
Gas price per mcf	$5.08	$5.15	$3.38

21.	Quarterly Financial Information (Unaudited)

The Company’s quarterly financial information for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands, except for per-share data):

	For the Year Ended December 31, 2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Oil and gas revenues	$12,545	$16,463	$17,091	$14,450
Operating expenses	9,306	12,570	13,885	100,652
Other income (expense)	(4,905)	(9,896)	(14,513)	7,682
Net income (loss)	(1,028)	(3,900)	(8,738)	(78,550)
Basic earnings (loss) per share	(0.06)	(0.13)	(0.29)	(2.58)
Diluted earnings (loss) per share	(0.06)	(0.13)	(0.29)	(2.58)
Cash provided by operating activities	7,384	1,850	11,353	6,027
Cash used for investing activities	(67,441)	(29,731)	(36,661)	(29,034)
Cash provided by (used for) financing activities	78,299	-	51,909	(47)

American Eagle Energy Corporation

Notes to the Consolidated Financial Statements

As of December 31, 2014 and 2013 and

For Each of the Three Years in the Period Ended December 31, 2014

	For the Year Ended December 31, 2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Oil and gas revenues	$7,629	$10,370	$11,639	$13,501
Operating expenses	5,756	6,330	7,391	11,298
Other income (expense)	(425)	(210)	(5,830)	(2,536)
Net income (loss)	355	2,637	(936)	(462)
Basic earnings (loss) per share	0.03	0.21	(0.07)	(0.03)
Diluted earnings (loss) per share	0.03	0.20	(0.07)	(0.03)
Cash provided by operating activities	10,484	3,377	11,390	5,160
Cash used for investing activities	(16,378)	(2,903)	(66,123)	(55,888)
Cash provided by (used for) financing activities	5,029	(1,640)	56,706	63,580

	For the Year Ended December 31, 2012
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Oil and gas revenues	$1,226	$1,691	$2,875	$4,922
Operating expenses	1,882	1,832	2,388	15,093
Other income (expense)	21	12	19	(103)
Net income (loss)	(358)	(147)	892	(9,679)
Basic earnings (loss) per share	(0.01)	(0.00)	0.02	(0.21)
Diluted earnings (loss) per share	(0.01)	(0.00)	0.02	(0.21)
Cash provided by (used for) operating activities	3,443	5,040	5,855	(10,450)
Cash provided by (used for) investing activities	(8,657)	(2,038)	3,486	(5,318)
Cash provided by financing activities	145	-	-	15,400

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no disagreements in the applicable period.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2014. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, during the period and as of the end of the period covered by this Annual Report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

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

Our management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the control criteria established in a report entitled Internal Control — Integrated Framework—2013, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2014 and no material weaknesses were discovered. Furthermore, our internal controls over financial reporting have been audited in conjunction with the audit of the financial statements included herein (See Item 8 of this document).

The effectiveness of internal control over financial reporting as of December 31, 2014 has been audited by Hein & Associates LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2014, we did not implement any material changes to our internal controls over financial reporting.

Attestation Report of Hein & Associates LLP

Our independent public accounting firm, Hein & Associates LLP, has issued an attestation report on our internal control over financial reporting. This report immediately follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

American Eagle Energy Corporation

We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Eagle Energy Corporation’s and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (the COSO criteria), and express an unqualified opinion on the effectiveness of American Eagle Energy Corporation’s internal control over financial reporting.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, American Eagle Energy Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

/s/ Hein & Associates LLP

Denver, Colorado

March 30, 2015

Item 9B. Other Information.

There is no other information required to be disclosed during the fourth quarter of the fiscal year covered by this Annual Report.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth information concerning current executive officers and directors as of the date of this Annual Report:

Name	Age	Position(s)
Richard Findley	63	Director (Chairman of the Board)
Bradley M. Colby	58	President, Chief Executive Officer, Treasurer and Director
Thomas Lantz	62	Chief Operating Officer
Kirk A. Stingley	48	Chief Financial Officer
Laura E. Peterson	30	Secretary
John Anderson	51	Director
Paul E. Rumler	61	Director
James N. Whyte	56	Director
Bruce Poignant	51	Director

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

Mr. Findley holds a BS (1973) and an MS (1975) from Texas A&M University. He was awarded a Tenneco Fellowship Grant from 1973 to 1975 and received a best paper award – Third Place, Gulf Coast Association of Geological Societies in 1973. He also received the Michel T. Halbouty Fellowship in 1974. In December 2006, Texas A&M awarded him the Michel Halbouty Medal for distinguished achievement in geosciences and earth resources exploration development and conservation following the discovery of Elm Coulee. Mr. Findley has been a member of the American Association of Petroleum Geologists since 1974 and received its “Outstanding Explorer Award” in 2006 for his discovery of Elm Coulee Field. We believe Mr. Findley’s qualifications to serve on our Board include his expertise in the energy field and his service as a director and an executive for several businesses.

Bradley M. Colby – Mr. Colby was appointed as our President, Chief Executive Officer, and Treasurer and as one of our directors on November 4, 2005. From November 2010 until January 1, 2012, he also served as our Chief Financial and Accounting Officer. For the four years prior to joining us, Mr. Colby was a principal at Westport Petroleum, Inc., where he bought and sold producing properties for his own account. Mr. Colby received a BS in Business-Minerals Land Management from the University of Colorado in 1979 and studied petroleum engineering at the Colorado School of Mines. We believe Mr. Colby’s qualifications to serve on our Board include his extensive understanding of the Company’s business and his education and experience in the energy industry.

Thomas G. Lantz – Mr. Lantz was appointed as our Chief Operating Office immediately following the closing of the 2011 Merger. Prior to the closing of the 2011 Merger and since June 2010, he had served as AEE Inc.’s Vice President of Operations. During his 30-year professional career and immediately prior to his affiliation with AEE Inc., he served as VP of Operations for a wholly-owned subsidiary of Ryland. From 1998 through 2006, Mr. Lantz was an Asset Manager for Halliburton Energy Services, during which time he led the efforts for several development programs for Halliburton’s clients, including the initial development of the Elm Coulee oil field. In that capacity, he and his team designed the technology for combining hydraulic stimulation in horizontal well bores, which advancement in technology was the key to unlocking the economic development of the Elm Coulee Field. This technology is being applied worldwide in other unconventional reservoirs in both gas and oil. Mr. Lantz also served as U.S. Operations Manager for Enerplus Resources (USA) Corporation after it acquired a major interest in the Elm Coulee Field from Lyco Oil Corporation. His expertise is reservoir and completion engineering. His recent work has been focused on development of unconventional resource plays in the Rockies, including the Bakken, Three Forks, Wasatch, and Mesaverde Formations. Mr. Lantz received a BS in Chemical Engineering from University of Southern California and engaged in graduate studies at Colorado State University in Mechanical Engineering. From October 5, 2010 to March 17, 2012, he served on the board of directors of Passport.

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

Laura E. Peterson – Effective October 31, 2014, the Board of Directors named Laura Peterson, 30, as the Corporate Secretary, replacing Paul Rumler, who had held that position since October 22, 2007. Ms. Peterson has been AMZG’s in-house Corporate Attorney since May 5, 2014. Prior to joining us, Ms. Peterson was working as a contract attorney for the State of Colorado in its Office of the Alternate Defense Counsel. Ms. Peterson received a BA in Theology from Seattle Pacific University in 2007 and her JD from Seattle University School of Law in 2012. Ms. Peterson is a member of the Colorado Bar Association and the Denver Bar Association. Ms. Peterson is the daughter of Brad Colby, our President, CEO and Treasurer and one of our directors.

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

Paul E. Rumler – Mr. Rumler was appointed as one of our directors on July 26, 2007, and was our corporate Secretary between October 22, 2007 and October 31, 2014.. Mr. Rumler also served as the sole member of our Special Committee that reviewed and evaluated the transactions that ultimately became the 2011 Merger. For more than the preceding five years, Mr. Rumler has been the principal shareholder and the managing shareholder at Rumler Tarbox Lyden Law Corporation, PC, in Denver, Colorado. He is a business attorney, whose areas of practice include general corporate and business planning matters and mergers and acquisitions, primarily in the closely held market place. Mr. Rumler is also a shareholder and a member of the board of directors of Stargate International, Inc., a manufacturer located in the Denver, Colorado, metropolitan area. Rumler’s qualifications to serve on our Board include his experience with corporate legal matters and his years of leadership with the Company.

James N. Whyte – Mr. Whyte has served as Executive Vice President of Human Resources and Risk Management of Intrepid Potash, Inc., a public company whose common stock is listed on the NYSE, since December 2007.  Prior to that time, Mr. Whyte served as the Vice President of Human Resources and Risk Management for Intrepid Mining LLC, a wholly-owned subsidiary of Intrepid Potash, Inc., since May 2004.  Prior to joining Intrepid Potash, Inc., spent 17 years in the property and casualty insurance industry, including roles with Marsh and McLennan, Incorporated, American Re-Insurance and a private insurance brokerage firm that he founded.  We believe Mr. Whyte’s qualifications to serve on our Board include his experience in senior management positions and his extensive knowledge base related to human resources and risk management activities.

Bruce Poignant – Mr. Poignant has served in a variety of positions at the New York Stock Exchange (the “NYSE”), most recently, through August 2014, as Managing Director of the NYSE’s Capital Markets Group. Prior to the NYSE’s 2008 acquisition of the American Stock Exchange (the “Amex”), Mr. Poignant served, among other positions, as a Vice President of the Amex. Since leaving the NYSE, he has been a senior consultant to Donohoe Advisory Associates LLC, principally focused on assisting reporting issuers with the listing processes for a primary stock exchange. During more than 20 years at the NYSE and Amex, Mr. Poignant worked with listed and prospectively listed companies with regulatory and compliance issues, including their ongoing disclosure compliance and corporate governance issues, as well as assisting numerous companies, both public and private, with their IPO readiness and navigation through the exchange’s original listing process. Working closely with the regulatory arms of the NYSE and, before that, the Amex, Mr. Poignant would counsel companies on compliance with listing standards and the applicability of standards, processes, and timelines. Prior to his tenure with the NYSE and Amex, Mr. Poignant spent three years at Dean Witter Reynolds in its operations and retail units. Mr. Poignant received a BS in the School of Education & Human Services from Montclair State University in 1986 and a Masters in Public Administration from the Dyson School at Pace University in 2002. We believe Mr. Poignant’s qualifications to serve on our Board include his extensive experience with listed companies’ regulatory and compliance issues, including financial reporting and ongoing disclosure compliance and corporate governance issues.

There are no family relationships among any of our directors, executive officers, or key employees with the exception of Ms. Peterson and Mr. Colby as stated above.

Messrs. Anderson, Poignant, and Whyte are independent directors. The determination of independence of directors has been made using the definition of “independent director” contained in Section 803A of the NYSE Amex LLC Company Guide. For NYSE MKT purposes, Mr. Rumler’s prior service as our corporate secretary may preclude a determination that qualifies as an “independent director.”  As part of our listing application process with the NYSE MKT, we utilized certain exemptions that permitted Mr. Rumler to serve on committees until November 20, 2015 (two years from the date of our listing).  That exemption requires us to disclose that our board of directors determined that our best interests and those of our stockholders require Mr. Rumler’s membership on the Compensation Committee and Nominating and Corporate Governance Committee.

All directors have participated in the consideration of director nominees. We do not have a policy with regard to attendance at board meetings. Our board of directors held 12 formal meetings during the year ended December 31, 2014, at which a quorum of each then-elected director was present. All other proceedings of our board of directors were conducted by resolutions consented to in writing by all of the directors and filed with the minutes of the proceedings of our directors.

Each of our Directors was duly elected at our annual general meeting of shareholders, which was held on December 5, 2014. We do not have a policy with regard to consideration of nominations of directors. Nominations for directors are accepted from our security holders. There is no minimum qualification for a nominee to be considered by our directors. All of our directors will consider any nomination and will consider such nomination in accordance with his or her fiduciary responsibility to us and our stockholders.

Security holders may send communications to our board of directors by writing to American Eagle Energy Corporation, 2549 West Main Street, Suite 202, Littleton, Colorado 80120, attention: Board of Directors or to any specified director. Any correspondence received at the foregoing address to the attention of one or more directors is promptly forwarded to such director or directors. Additionally, we contracted with Lighthouse Services to provide a whistleblower hotline. Employees can report potentially wrongful behavior at 844-990-0002.

Committees

Following consummation of our merger with American Eagle Energy, Inc. in December 2011, our board of directors established three committees: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee.

Audit Committee

Our Audit Committee is comprised of Messrs. Anderson, Poignant, and Whyte, each of which qualifies as an “independent director” within the meaning of Section 303A.02 of the NYSE Listed Company Manual and Rule 10A-3 under the Exchange Act. The Audit Committee is responsible for oversight of the integrity of the Company’s financial statements, the selection and retention of our independent registered public accounting firm, review of the scope of their audit function, and review of the audit reports rendered by them. The Audit Committee is not responsible for conducting audits, preparing financial statements, or the accuracy of any financial statements or filings, all of which remain the responsibility of management and our independent registered public accounting firm. Our board of directors has designated Mr. Anderson as the Audit Committee’s Chairman and named financial expert as defined in Section 407 of the Sarbanes-Oxley Act and the SEC rules under that statute. Mr. Anderson’s biography is available on page 46. The charter of the Audit Committee may be found on our website (www.americaneagleenergy.com).

Compensation Committee

Our Compensation Committee is comprised of Messrs. Anderson, Rumler, and Whyte. The Compensation Committee is responsible for reviewing and approving our goals and objectives relevant to compensation, evaluating the performance of our senior executive officers (including our Chief Executive Officer) with respect to such goals and objectives, approving the compensation of our senior executive officers (including our Chief Executive Officer), and overseeing our compensation and benefits policies. Our board of directors has designated Mr. Whyte as the Compensation Committee’s Chairman. Mr. Whyte’s biography is available on page 47. The charter of the Compensation Committee may be found on our website (www.americaneagleenergy.com).

As noted in his biography above, Mr. Rumler was our corporate secretary until October 31, 2014 and one of our directors since 2007.  He became a member of the Compensation Committee upon its formation in 2011.  For NYSE MKT purposes, Mr. Rumler’s prior service as our corporate secretary may preclude a determination that he qualifies as an “independent director.”  As part of our listing application process with the NYSE MKT, we utilized certain exemptions that permitted Mr. Rumler to serve on such Committee until November 20, 2015 (two years from the date of our listing).  That exemption requires us to disclose that our board of directors determined that our best interests and those of our stockholders require Mr. Rumler’s membership on the Compensation Committee.  In that context, we believe that his perspective and historical knowledge of our operations and the enhancement of our economic value brought about through the efforts of management, as we continue to mature as an enterprise, warrant his membership on this Committee during such two-year period.  The Compensation Committee held one meeting during 2014.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is comprised of Messrs. Anderson, Rumler and Poignant. The Nominating and Corporate Governance Committee is responsible for recommending corporate governance principles and a code of conduct and ethics to our board of directors, overseeing adherence to the corporate governance principles adopted by our board of directors, recommending policies for compensation of directors, recommending criteria and qualifications for new directors, and recommending individuals to be nominated as directors and committee members. This function includes evaluation of new candidates, as well as evaluation of then-current directors. Our board of directors has designated Mr. Rumler as the Nominating and Corporate Governance Committee’s Chairman. As noted in his biography above, Mr. Rumler was our corporate secretary until October 31, 2014 and one of our Directors since 2007. He became a member of the Nominating and Corporate Governance Committee upon its formation in 2011. For NYSE MKT purposes, Mr. Rumler’s prior service as our corporate secretary may preclude a determination that he qualifies as an “independent director.” As part of our listing application process with the NYSE MKT, we utilized certain exemptions that permitted Mr. Rumler to serve on such Committee until November 20, 2015 (two years from the date of our listing). That exemption requires us to disclose that our best interests and those of our stockholders require Mr. Rumler’s membership on the Nominating and Corporate Governance Committee. In that context, we believe that his perspective and historical knowledge of our operations and our changing and developing needs in respect of the types of persons whom we believe would be assets on our board of directors warrant his membership on the Nominating and Corporate Governance Committee during such two-year period. The Nominating and Corporate Governance Committee did not hold any meetings during 2014.

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

Compensation Committee Interlocks and Insider Participation

No person who served as a member of the Compensation Committee during fiscal year 2014 was a current or former officer or employee of the Company. As noted above, Mr. Rumler did serve as our corporate secretary until October 31, 2014.  None of the current members of our board of directors engaged in certain transactions with us as required to be disclosed under Item 404 of Regulation S-K. Additionally, there were no compensation committee “interlocks” during fiscal year 2014, which generally means that none of our executive officers served as a director or member of the compensation committee of another entity which had an executive officer serving as a director or member of our compensation committee.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires officers, directors, and persons who own more than 10% of any class of our securities registered under Section 12(g) of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2014, or with respect to such fiscal year, all Section 16(a) filing requirements were met with the exception of Mr. Colby, who was delinquent in the reporting of one transaction in fiscal year 2014 on Form 4. Mr. Colby failed to timely file a Form 4 to report the purchase of 3,500 shares of our common stock at a price of $6.92 per share on January 14, 2014.

Board Leadership Structure

Our board of directors does not have a formal policy on whether the roles of Chief Executive Officer and Chairman of the board should be separate. Our board of directors reviewed our current board leadership structure in light of the composition of the board, our size, the nature and stage of our business, our stockholder base and other relevant factors. Under the current board leadership structure, the position of Chairman of the board and Chief Executive Officer are two separate and distinct positions, with Mr. Colby currently serving as our President and Chief Executive Officer and Mr. Findley serving as our Chairman of the board of directors. Our board of directors is of the view that this board leadership structure is appropriate for us and our stockholders. Our board of directors expects to review its leadership structure periodically to ensure that it continues to meet our needs.

The Board’s Role in Risk Oversight

Our board of directors oversees the risk management of the Company. The full board of directors, as supplemented by the appropriate board committee in the case of risks that are overseen by a particular committee, reviews information provided by management in order for our board of directors to oversee risk identification, risk management, and risk mitigation strategies. Our board committees assist the full board of directors’ oversight of our material risks by focusing on risks related to the particular area of concentration of the relevant committee. For example, our Compensation Committee oversees risks related to our executive compensation plans and arrangements; our Audit Committee oversees the financial reporting and control risks; and our Nominating and Corporate Governance Committee oversees risks associated with the independence of our Board and potential conflicts of interest. Each committee reports on these discussions of the applicable relevant risks to our full board of directors during the committee reports portion of each board meeting, as appropriate. Our full board incorporates the insight provided by these reports into its overall risk management analysis.

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

Item 11. Executive Compensation.

Compensation Committee Report

The Compensation Committee has reviewed the Compensation Discussion and Analysis and discussed that analysis with management. Based on its review and discussion with management, the Compensation Committee recommended to our board of directors that the Compensation Discussion and Analysis be included in our Form 10-K for the year ended December 31, 2014.

The information in this report shall not be considered “soliciting material,” or to be “filed” with the Securities and Exchange Commission nor shall this information be incorporated by reference into any previous or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we incorporated it by specific reference.

THE COMPENSATION COMMITTEE

James Whyte (Chairman)
John Anderson
Paul Rumler

Compensation Discussion and Analysis

Compensation Philosophy and Objectives

Our compensation policy is designed to attract and retain qualified key executive officers critical to our achievement of reaching and maintaining profitability and positive cash flow, and subsequently our growth and long-term success. To attract, retain, and motivate the executives officers required to accomplish our business strategy, the Compensation Committee establishes our executive compensation policies and oversees our executive compensation practices.

The Compensation Committee believes that the most effective executive compensation program is one that is designed to reward the achievement of our specific annual, short-term and long-term goals, and which aligns executives’ interests with those of the stockholders by rewarding performance that meets or exceeds established goals, with the ultimate objective of improving stockholder value.

It is the objective of the Compensation Committee to have a portion of each executive officer’s compensation contingent upon our performance as well as upon the individual’s personal performance. Accordingly, each executive officer’s compensation package is comprised of two elements: (i) base salary, which reflects individual performance and expertise and (ii) bonus and long-term equity incentive awards, which are tied to the achievement of certain performance goals that the Compensation Committee establishes from time to time. Based on the foregoing objectives, the Compensation Committee has structured compensation of our executive officers to achieve the business goals set by us and reward the executive officers for achieving such goals.

The Compensation Committee also evaluates our compensation program to ensure that we maintain the ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executive officers. In its evaluation, the Compensation Committee reviews data on prevailing compensation practices of comparable companies in our peer group with whom we compete for executive talent, and evaluating such information in connection with corporate goals and compensation practices. The peer group consists of the following companies: Barnwell Industries, BPZ Resources, Dune Energy Inc., Emerald Oil, Fieldpoint Petroleum Corporation, FX Energy, Inc., Miller Energy Resources, Postrock Energy Corporation, Saratoga Resources, Inc., Synergy Resources, US Energy, and Warren Resources, Inc.

Setting Executive Compensation

In making compensation decisions, the Compensation Committee relies on the following:

•	the annual reviews made by the Chief Executive Officer with respect to the performance of each of our other executive officers;

•	the annual review conducted by the Compensation Committee with respect to the performance of the Chief Executive Officer;

•	compensation paid to executive officers of companies in our peer group; and

•	our annual performance with respect to our short-term and long-term strategic plan.

There is no pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation. Rather, the Compensation Committee annually reviews information to determine the appropriate level and mix of incentive compensation when determining our executive compensation plan.

Based on these factors, the Compensation Committee makes compensation decisions, including salary adjustments, annual bonus awards, and long-term equity incentive awards for our executive officers.

2014 Executive Compensation Components.

For the year ended December 31, 2014, the principal components of compensation for executive officers were: (i) base salary; and (ii) bonus and long-term equity incentive awards.

Base Salary. Base salaries are determined for each executive officer based on his or her individual qualifications and relevant experience, the strategic goals which he or she was responsible for, the compensation levels at companies in our peer group, and other incentives necessary to attract and retain qualified management. Salary levels are reviewed annually as part of our performance review process as well as upon a promotion or other change in job responsibility. Merit based increases to base salaries are based on the annual reviews conducted by the Chief Executive Officer, for all executive officers other than the Chief Executive Officer, the annual review conducted by the Compensation Committee with respect to the Chief Executive Officer and the Compensation Committee’s assessment of each individual executive’s performance. Our named executive officers received merit based pay increases to base salaries in fiscal year 2014 based on 2013 financial performance. No pay increases have been granted for fiscal year 2015.

Bonuses and Long-Term Equity Incentive Awards. We provide executive officers and other key employees with incentive compensation to incentivize and reward them for high performance and achievement of certain Company goals. The bonus program is designed to reward our executive officers for achieving certain financial objections tied to growth and profitability set each year by the Compensation Committee. The long-term equity incentive awards are designed to reward executive officers for achieving strategic milestones, as well as for retaining executive officers and other key employees.

Cash bonuses are periodically award to our employees and to members of our management team. Such bonuses are discretionary in nature, and are based primarily on subjective criteria, such as overall company performance, both financial and operational, successful completion or implementation of process improvement goals, and individual performance merit. On occasion, we have paid small, sign-on bonuses to new employees as part of the hiring process. The dollar value of cash bonuses, other than sign-on bonuses, is determined by our Chief Executive Officer and submitted to the Compensation Committee for discussion and consideration. Based on the Company’s financial performance for the year ended December 31, 2014, we declined to pay any performance or merit based bonuses during the year ended December 31, 2014. Sign-on bonuses awarded during the year ended December 31, 2014 totaled $10,000.

Long-Term Equity Incentive Awards. The Compensation Committee has the latitude to award our executive officers, or other key employees, stock options. Stock options are awarded under the 2013 Equity Incentive Plan. In granting these awards, the Compensation Committee may establish any conditions or restrictions it deems appropriate. Options are awarded at the closing price of the Company’s stock on the date of the grant as determined by the NYSE MKT.

For the year ended December 31, 2014, the Compensation Committee granted stock options to the executive officers as disclosed in the Narrative Discussion of Summary Compensation section below. The options were granted in connection with the hiring of two employees and the election of one new member to our board of directors.

Retirement Benefits. We do not currently offer any retirement benefits.

Executive Compensation and Risk. Although a substantial portion of the compensation paid to our executive officers is performance-based, we believe our executive compensation programs do not encourage excessive and unnecessary risk-taking by our executive officers because these programs are designed to encourage our executive officers to remain focused on both the short-term and long-term operational and financial goals of the Company. We achieve this balance through a combination of elements in our overall compensation plans, including: elements that reward different aspects of short-term and long-term performance; incentive compensation that rewards performance on a variety of different measures; and cash awards and stock option awards, to encourage alignment with the interests of stockholders.

Summary Compensation Table

The following table presents information concerning compensation paid to our Chief Executive Officer and our other executive officers for the years ended December 31, 2014, 2013, and 2012.

Name & Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($) (1)	($)	($)	($)	($)
Bradley M. Colby	2014	350,000	—	—	—	—	—	—	350,000
President, CEO,	2013	252,000	400,000	—	325,650	—	—	—	977,650
and Treasurer	2012	204,000	100,000	—	100,395	—	—	—	404,395
Thomas Lantz	2014	300,000	—	—	—	—	—	—	300,000
Chief Operating	2013	252,000	100,000	—	244,238	—	—	—	596,238
Officer	2012	204,000	100,000	—	44,620	—	—	—	348,620
Kirk Stingley	2014	185,000	—	—	—	—	—	—	185,000
Chief Financial	2013	165,000	40,000	—	97,695	—	—	—	302,695
Officer	2012	150,000	30,000		22,310	—	—	—	202,310
Richard Pershall	2014	240,000	10,000	—	—	—	—	—	250,000
Operations	2013	207,000	50,000	—	86,000	—	—	—	343,000
Manager	2012	180,000	45,000	—	22,310	—	—	—	247,310
Steve Dillé	2014	200,000	—	—	—	—	—	—	200,000
Land Manager	2013	165,000	50,000	—	81,413	—	—	—	296,413
	2012	27,500	—	—	103,775	—	—	—	131,275
Marty Beskow	2014	200,000	—	—	—	—	—	—	200,000
Vice President of	2013	48,750	160,000	—	252,960	—	—	—	461,710
Capital Markets (2)	2012	—	—	—	—	—	—	—	—
Laura Peterson Corporate Attorney	2014	75,000		—	12,500	—	—	—	87,500
Corporate Secretary (3)

(1)	The amounts reported in the “Option Awards” column of the table above reflect the aggregate dollar amounts recognized for option awards for financial statement reporting purposes with respect to our 2014 and 2013 fiscal years. For a discussion of the assumptions and methodologies used to value the awards reported in table above, please see the discussion of option awards contained in Note 14 (Equity Transactions – Stock Options) to our Consolidated Financial Statements, which is included in Item 8 of this document (see page F-22 ).
(2)	Additional compensation disclosures are not available for Mr. Beskow as she was hired in October of 2013.
(3)	Additional compensation disclosures are not available for Ms. Peterson as she was hired in May of 2014.

Narrative Disclosure to Summary Compensation Table

Compensation Philosophy

The Company’s basic objectives for executive compensation are to recruit and keep top quality executive leadership focused on attaining long-term corporate goals and increasing stockholder value.

Employment Agreements

We have entered into written employment agreements with each of our executive officers, the material terms of which are:

Officer	Annual Compensation	Term	Expiration Date
Bradley M. Colby	$350,000 per year	5 Years	04/30/2016
Thomas G. Lantz	$300,000 per year	3 Years	04/30/2016
Kirk A. Stingley	$185,000 per year	2 Years	04/30/2015
Richard Pershall	$250,000 per year	3 Years	04/30/2016
Steve Dille	$200,000 per year	2 Years	04/30/2015
Marty Beskow	$200,000 per year	2 Years	10/31/2015

Bonus Awards and Stock Option Grants to Named Executive Officers

In November 2012, as part of its review of the compensation program for executive officers, the Compensation Committee reviewed our year-to-date performance, particularly with respect to our drilling programs and activities. The Compensation Committee noted that we dramatically improved the speed, efficiency, and cost effectiveness of our drilling activities and that our frac designs showed consistent improvement. This aggressive drilling program and participation in outside-operated wells led to a significant increase in our oil production since December 2011, and led to a significant increase in our PDP reserves. The Compensation Committee also noted our success in building an internal infrastructure sufficient to accommodate the then current activities and contemplated future growth.

In light of the foregoing, the Compensation Committee approved certain discretionary bonuses and grants of stock options for our named executive officers. We paid bonuses in the total aggregate amount of $275,000 to our named executive officers. We granted we granted five-year options to purchase 162,500 shares of our common stock to named executive officers. The per-share exercise prices ranged from $0.74 to $0.78. Fifty percent (50%) of the stock options vest on the one-year anniversary of the grant date, with the other 50% vesting on the two-year anniversary of the grant date, in each case subject to the grantee’s continued service as a director, officer, employee, or consultant, as applicable, through such dates. The exercise price at which these options were issued was equal to the average closing price of our common stock for the 5-day period preceding the date of grant.

In November 2013, as part of its review of the compensation program for executive officers, the Compensation Committee reviewed a wide variety of our performance metrics, including a large year-over-year increase in our BOPD, BOEPD, proved reserve PV-10 value, oil and gas revenues, EBITDA, the price per share and market capitalization, and substantial year-over-year improvements in costs and expenses per BOE and general and administrative expenses per BOE. The Compensation Committee also reviewed qualitative factors and certain milestones we reached during 2013, such as the closing of a credit facility, the closing of the first tranche of an acquisition, successful equity financing, additions to human resources, and our listing on the NYSE MKT. The Compensation Committee also reviewed the working capital deficits we incurred during 2013. Finally, the Compensation Committee evaluated the expectations for 2014.

In light of the foregoing, the Compensation Committee approved discretionary bonuses and grants of stock options for our named executive officers. We paid bonuses in the total aggregate amount of $800,000 to our named executive officers. We granted five-year options to purchase 248,750 shares of our common stock to our named executive officers. The per-share exercise prices ranged from $1.68 to $2.17. Fifty percent (50%) of the stock options vest on the one-year anniversary of the grant date, with the other 50% vesting on the two-year anniversary of the grant date, in each case subject to the grantee’s continued service as a director, officer, employee, or consultant, as applicable, through such dates. The exercise price at which these options were issued was equal to the average closing price of our common stock for the 5-day period preceding the date of grant.

In December 2014, as part of its review of the compensation program for executive officers, the Compensation Committee deferred to management’s recommendations that there be no change to compensation levels nor any bonuses paid. We granted a five-year option to purchase 12,500 shares of our common stock to our named executive officers. The per-share exercise price is $7.05. Fifty percent (50%) of the stock option vests on the one-year anniversary of the grant date, with the other 50% vesting on the two-year anniversary of the grant date, in each case subject to the grantee’s continued service as an officer and employee through such dates. The exercise price at which this option was issued was equal to the average closing price of our common stock for the 5-day period preceding the grant date.

In 2014, the Compensation Committee also extended the expiration date from October 30, 2014 to October 30, 2019 for options to purchase 128,195 shares of our common stock granted to Mr. Colby in 2009.

Potential Payments upon Termination of Employment or a Change of Control

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

Grants of Plan-Based Awards 2014

The following table provides information about options granted to Ms. Peterson during fiscal year 2014. None of our other named executive officers were granted options during fiscal year 2014.

Name	Grant Date	Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($) (1)
Laura Peterson	05/05/2014	12,500	$7.05	$44,160

(1) These amounts represent the aggregate grant date fair value of these awards computed in accordance with FASB ASC Topic 718 assuming no forfeitures.

The option award granted to Ms. Peterson vests over a two year period, with 50% vesting on the first anniversary of the grant date and the remaining 50% vesting on the second anniversary of the grant date.

Outstanding Equity Awards at 2014 Fiscal Year-End

As of December 31, 2014, the following stock options were outstanding and held by our named executive officers:

Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Bradley M. Colby	128,195	(1)	-	$0.90	10/29/2019
	37,500	(6)	37,500	$8.68	12/12/2018
	56,250	(4)	-	$2.96	12/31/2017
	36,104	(2)	-	$2.97	12/29/2015
Thomas G. Lantz	28,125	(6)	28,125	$8.68	12/12/2018
	25,000	(4)	-	$2.96	12/13/2017
	37,500	(2)	-	$2.97	12/29/2015
Kirk A. Stingley	11,250	(6)	11,250	$8.68	12/12/2018
	12,500	(4)	-	$2.96	12/13/2017
	37,500	(3)	-	$4.72	12/13/2016
Richard Pershall	10,000	(6)	10,000	$8.68	12/12/2018
	12,500	(4)	-	$2.96	12/13/2017
	56,250	(3)	-	$4.72	12/13/2016
Marty Beskow	3,125	(6)	3,125	$8.68	12/12/2018
	25,000	(5)	25,000	$1.68	09/30/2018
Steve Dille	9,375	(6)	9,375	$8.68	12/12/2018
	6,250	(4)	-	$2.96	12/13/2017
	50,000	(7)	-	$0.78	10/31/2017
Laura Peterson	-		12,500	$7.05	05/05/2019

(1)	Fifty percent of the options granted on October 30, 2009 vested on October 30, 2010, and 50% of such options vested on October 30, 2011. In October 2014, the Company’s board of directors approved the modification of the terms of these options to extend the life of the options by an additional five years.

(2)	These options were granted by the Company in exchange for options to purchase shares of AEE Inc. common stock that were tendered in connection with the 2011 Merger.

(3)	Fifty percent of the options granted on December 28, 2011 vested on December 28, 2012, and 50% of such options vested on December 28, 2013.

(4)	Fifty percent of the options granted on December 14, 2012 vested on December 14, 2013, and 50% of such options vested on December 14, 2014.

(5)	Fifty percent of the options granted on October 1, 2013 vested on October 1, 2014, and 50% of such options vest on October 1, 2015, in each event subject to the grantee’s continued service as a director or officer, as applicable, of the Company through such dates.

(6)	Fifty percent of the options granted on December 13, 2013 vested on December 13, 2014, and 50% of such options vest on December 13, 2015, in each event subject to the grantee’s continued service as a director or officer, as applicable, of the Company through such dates.

(7)	Fifty percent of the options granted on November 1, 2012 vested on November 1, 2013, and 50% of such options vest on November 1, 2014, in each event subject to the grantee’s continued service as a director or officer, as applicable, of the Company through such dates.

Option Exercises and Stock Vested

No shares were acquired by any of our named executive officers during the year ended December 31, 2014 through stock option exercises or vesting.

Pension Benefits

None.

Non-Qualified-Deferred Compensation

None.

Director Compensation

Director Summary Compensation Table

The following table sets forth the compensation granted to our directors for the fiscal year ended December 31, 2014.

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Richard Findley	—	—	—	—	—	—
John Anderson	36,000	—	—	—	—	36,000
Paul E. Rumler	43,000	—	—	—	—	43,000
James N. Whyte	37,000	—	—	—	—	37,000
Bruce Poignant	5,667	—	—	—	—	5,667

(1) Bradley Colby, our President and Chief Executive Officer during fiscal year 2014, is not included in the table as he was our employee and thus received no compensation for his services as a director. The compensation received by Mr. Colby as our employee is shown in the Summary Compensation Table on page 53.

Narrative Disclosure of Summary Compensation Table of Directors

During fiscal year 2014, independent directors were paid $2,000 for each board or committee meeting that they attended in person, and $1,000 for each board or committee meeting in which they participated via telephone.. Additionally, independent directors were compensated in the amount of $5,000 for each full calendar quarter the independent director served on our board and its committees. We also reimburse our directors for reasonable expenses in connection with attendance at board meetings.

Further, our 2013 Equity Incentive Plan allows for the grant of awards to our directors. During fiscal year 2014, Mr. Poignant was granted 50,000 stock options consistent with the award given to other independent directors upon their nomination to the board of directors.

In fiscal year 2014, the Compensation Committee also extended the expiration date from October 30, 2014 to October 30, 2019 for options to purchase 38,458 shares of our common stock granted to Mr. Anderson in fiscal year 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the shares of common stock beneficially owned or deemed to be beneficially owned as of March 10, 2015 by: (i) each person known to beneficially own more than 5% of our common stock, (ii) each of our directors, (iii) our executive officers named above in the summary compensation table, and (iv) all such directors and executive officers as a group.

Except as indicated by the footnotes below, our management believes, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of our common stock that they beneficially own, subject to applicable community property laws.

In computing the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we deemed as outstanding shares of our common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 10, 2015. We did not deem such shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

	Shares of Common	Percent of Common
	Stock Beneficially	Stock Beneficially
Name of Beneficial Owner / Management and Address	Owned (1)	Owned (1)
Bradley M. Colby (2)	991,469	3.23%
Kirk A. Stingley (3)	64,421	*
Thomas Lantz (4)	702,252	2.29%
Richard Findley (5)	737,379	2.41%
John Anderson (6)	284,486	*
Paul E. Rumler (7)	144,236	*
James N. Whyte (8)	31,250	*
Bruce Poignant (9)	—	*
Laura Peterson (10)	27,466	*
All directors and executive officers as a group (8 persons) (11)	2,982,959	9.80%

Five Percent Beneficial Owners(11):
Power Energy Partners (12)	2,250,000	7.39%
Wellington Management Group LLP (13)	2,254,972	7.41%
BlackRock, Inc. (14)	1,804,573	5.9%

* Less than 1%

(1)	The applicable percentage ownership is based on 30,448,714 shares of common stock outstanding at March 10, 2015. The number of shares of common stock owned are those “beneficially owned” as determined under the rules of the Securities and Exchange Commission, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right.

(2)	Includes 629,955 shares owned by Mr. Colby and an aggregate of 103,446 shares owned by his spouse and their minor child. Also includes 258,048 shares underlying options that are exercisable within 60 days of March 10, 2015. The business address for this person is 2549 W. Main Street, Suite 202, Littleton, Colorado 80120.

(3)	Includes 3,171 shares owned by Mr. Stingley and 61,250 shares underlying options that are exercisable within 60 days of March 10, 2015. The business address for this person is 2549 W. Main Street, Suite 202, Littleton, Colorado 80120.

(4)	Includes 540,815 shares owned by Mr. Lantz and 161,437 shares underlying options that are exercisable within 60 days of March 10, 2015. The business address for this person is 2549 W. Main Street, Suite 202, Littleton, Colorado 80120.

(5)	Includes 574,213 shares held by Golden Vista Energy, LLC (“Golden Vista”). Mr. Findley is the sole member of Golden Vista and beneficially owns all of the shares held by Golden Vista. Also includes 163,166 shares underlying options that are exercisable within 60 days of March 10, 2015. The business address for this person is 27 North 27th Street, Suite 21G, Billings, Montana 59101.

(6)	Includes 202,278 shares owned by Mr. Anderson and 82,208 shares underlying options that are exercisable within 60 days of March 10, 2015. The business address for this person is 52 Powell Street, Suite 200, Vancouver, British Columbia V6A 1E7.

(7)	Includes 47,790 shares owned by Mr. Rumler and 2,696 shares owned by Mr. Rumler’s child. Also includes 93,750 shares underlying options that are exercisable within 60 days of March 10, 2015. The business address for this person is 1777 South Harrison Street, Suite 1250, Denver, Colorado 80210.

(8)	Includes 31,250 shares underlying options that are exercisable within 60 days of March 10, 2015. The business address for this person is c/o Intrepid Potash, Inc., 707 17th Street, Suite 4200, Denver, Colorado 80202.

(9)	The business address for this person is 5 Benjamin Green Lane, Mahopac, New York 10541.

(10)	Includes 6,250 shares underlying options that are exercisable within 60 days of March 10, 2015. The business address for this person is 2549 W. Main Street, Suite 202, Littleton, CO 80120.

(11)	Includes all shares and options referenced in notes 2 through 10.

(11)	The following table sets forth, as of March 10, 2015, information with respect to persons who, to the Company’s knowledge, beneficially own more than five percent of the Company’s common stock.

(12)	George Archos is the managing member and has voting and dispositive power over these shares. Mr. Archos disclaims beneficial ownership except to the extent of his pecuniary interests therein. The business address for this holder is 484 W. Wood Street, Palatine, Illinois 60067.

(13)	Steven M. Hoffman has voting and dispositive power over these shares. Mr. Hoffman disclaims beneficial ownership except to the extent of his pecuniary interests therein. The business address for this holder is 280 Congress Street, Boston, Massachusetts 02210. The Company obtained such information directly from the SEC website and disclaims any knowledge as to the accuracy thereof.

(14)	Chris Jones is the Chief Investment Officer and has voting and dispositive power over these shares. Mr. Jones disclaims beneficial ownership except to the extent of his pecuniary interests therein. The business address for this holder is 55 East 52nd Street, New York, NY 10022. The Company obtained such information directly from the SEC website and disclaims any knowledge as to the accuracy thereof

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

The board of directors has not adopted a written policy for review of related party transactions. When we are contemplating entering into any transaction in which any related party would have any direct or indirect interest, regardless of the amount involved, the terms of such transaction must be presented to the full board of directors (other than any interested director) for approval. The discussion of the board of directors is documented in its minutes. A related party would include any executive officer, director, nominee, or any family member of the foregoing, or any beneficial owner of more than five percent owner of our common stock, or any family member of the foregoing.

The following information can also be found in Note 17 to our financial statements on F-26 page.

Synergy Resources LLC

In January 2010, AEE Inc. engaged Synergy Resources LLC, a privately-held company (“Synergy”), to provide geological and engineering consulting services. Mr. Findley, who currently serves as a director of the Company, and Mr. Lantz, who currently serves as Chief Operating Officer of the Company, are each a member of Synergy. We purchased $84,000 and $168,000 of consulting fees from Synergy during each of the years ended December 31, 2014 and 2013, respectively. We terminated our contract with Synergy on June 30, 2014.

Paul E. Rumler

We routinely obtain legal services from a firm for which Mr. Rumler, one of our directors, serves as a principal. Fees paid this firm approximated $56,000 and $37,000 for the years ended December 31, 2014 and 2013, respectively.

Richard L. Findley

Mr. Findley, our Chairman, owns overriding royalty interests in certain of our operated wells. The overriding royalty interests were obtained prior the Company’s acquisition of AEE, Inc. in December 2011. Royalties paid to Mr. Findley approximated $472,000 and $608,000 for the years ended December 31, 2014 and 2013, respectively.

Thomas G. Lantz

Mr. Lantz, our Chief Operating Officer, owns overriding royalty interests in certain of our operated wells. The overriding royalty interests were obtained prior the Company’s acquisition of AEE, Inc. in December 2011. Royalties paid to Mr. Lantz approximated $382,000 and $540,000 for the years ended December 31, 2014 and 2013, respectively.

Power Energy Partners Ltd.

In February 2013, we entered into a contract to sell 100% of our oil, gas and liquids production to Power Energy Partners, Ltd. (“Power Energy”) through 2015. In January 2014, Power Energy purchased 1,000,000 shares of our common stock at a price of $4.00 per share via a private placement. In August 2013, Power Energy purchased an additional 1,250,000 shares of our common stock at a price of $8.00 per share via a public offering.

Item 14. Principal Accountant Fees and Services.

Hein & Associates (“Hein”) audited our financial statements for the years ended December 31, 2014 and 2013 and provided preparation services for our 2013 and 2012 US federal and state tax returns. The aggregate fees billed for professional services by Hein for the years ended December 31, 2014 and 2013 were as follows:

	2014	2013
Audit Fees	$402,923	$317,137
Audit Related Fees	8,700	40,000
Tax Fees	25,550	34,100
All Other Fees	—	—
Total	$437,173	$391,237

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

INDEX TO EXHIBITS

Exhibit	Description of Exhibit

2.1	Agreement and Plan of Merger among Eternal Energy Corp., Eternal Sub Corp. and American Eagle Energy Inc., dated April 8, 2011. (Incorporated by reference to Exhibit 2.1 of our Registration Statement on Form S-4 filed May 4, 2011.)
2.1(a)	First Amendment to Agreement and Plan of Merger among Eternal Energy Corp., Eternal Sub Corp. and American Eagle Energy Inc., dated September 28, 2011. (Incorporated by reference to Exhibit 2.1(a) of our Current Report on Form 8-K filed September 28, 2011.)
3(i).1	Articles of Incorporation filed with the Nevada Secretary of State on July 25, 2003. (Incorporated by reference to Exhibit 3.1 of our Form 10-SB filed August 18, 2004.)755
3(i).2	Certificate of Change filed with the Nevada Secretary of State effective November 7, 2005. (Incorporated by reference to Exhibit 3(i).2 of our Current Report on Form 8-K filed November 9, 2005.)
3(i).3	Articles of Merger filed with the Nevada Secretary of State effective November 7, 2005. (Incorporated by reference to Exhibit 3(i).3 of our Current Report on Form 8-K filed November 9, 2005.)
3(i).4	Articles of Merger filed with the Nevada Secretary of State effective November 30, 2011. (Incorporated by reference to Exhibit 3(i).4 of our Current Report on Form 8-K filed December 20, 2011.)
3(i).5	Articles of Merger filed with the Nevada Secretary of State effective November 30, 2011. (Incorporated by reference to Exhibit 3(i).5 of our Current Report on Form 8-K filed December 20, 2011.)
3(i).6	Certificate of Change filed with the Nevada Secretary of State effective November 30, 2011. (Incorporated by reference to Exhibit 3(i).6 of our Current Report on Form 8-K filed December 20, 2011.)
3(i).7	Certificate of Change filed with the Nevada Secretary of State effective March 18, 2014. (Incorporated by reference to Exhibit 3(i).7 of our Current Report on Form 8-K filed on March 21, 2014.)
3(ii).1	Bylaws, adopted July 18, 2003. (Incorporated by reference to Exhibit 3.2 of our Form 10-SB filed August 18, 2004.)

3(ii).2	Amendment No. 1 to Bylaws, adopted November 4, 2005. (Incorporated by reference to Exhibit 3(ii) of our Current Report on Form 8-K filed November 9, 2005.)
3(ii).3	Amendment No. 2 to Bylaws, adopted February 22, 2011. (Incorporated by reference to Exhibit 3(ii).3 of our Current Report on Form 8-K filed February 23, 2011.)
4.1	American Eagle Energy Corporation 2012 Equity Incentive Plan. (Incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.2	Non-qualified Stock Option Agreement, dated as of October 30, 2009, by and between the Registrant and Bradley M. Colby. (Incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.3	Non-qualified Stock Option Agreement, dated as of October 30, 2009, by and between the Registrant and John Anderson. (Incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.4	Non-qualified Stock Option Agreement, dated as of October 30, 2009, by and between the Registrant and Paul E. Rumler. (Incorporated by reference to Exhibit 4.4 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.5	Non-qualified Stock Option Agreement, dated as of December 30, 2010, by and between the Registrant and Bradley M. Colby. (Incorporated by reference to Exhibit 4.5 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.6	Non-qualified Stock Option Agreement, dated as of December 30, 2010, by and between the Registrant and Thomas G. Lantz. (Incorporated by reference to Exhibit 4.6 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.7	American Eagle Energy Corporation 2013 Equity Incentive Plan.
4.8	Non-qualified Stock Option Agreement, dated as of December 30, 2010, by and between the Registrant and Richard Findley. (Incorporated by reference to Exhibit 4.8 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.9	Non-qualified Stock Option Agreement, dated as of December 28, 2011, by and between the Registrant and Paul E. Rumler. (Incorporated by reference to Exhibit 4.9 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.10	Non-qualified Stock Option Agreement, dated as of December 28, 2011, by and between the Registrant and John Anderson. (Incorporated by reference to Exhibit 4.10 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.11	Reserved for future use.
4.12	Non-qualified Stock Option Agreement, dated as of December 28, 2011, by and between the Registrant and Kirk Stingley. (Incorporated by reference to Exhibit 4.12 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.13	Non-qualified Stock Option Agreement, dated as of December 14, 2012, by and between the Registrant and Bradley M. Colby. (Incorporated by reference to Exhibit 4.13 of our Annual Report on Form 10-K filed March 28, 2014.)
4.14	Non-qualified Stock Option Agreement, dated as of December 14, 2012, by and between the Registrant and Thomas G. Lantz. (Incorporated by reference to Exhibit 4.14 of our Annual Report on Form 10-K filed March 28, 2014.)
4.15	Non-qualified Stock Option Agreement, dated as of December 14, 2012, by and between the Registrant and Kirk A. Stingley. (Incorporated by reference to Exhibit 4.15 of our Annual Report on Form 10-K filed March 28, 2014.)
4.16	Non-qualified Stock Option Agreement, dated as of December 14, 2012, by and between the Registrant and Richard Findley. (Incorporated by reference to Exhibit 4.16 of our Annual Report on Form 10-K filed March 28, 2014.)
4.17	Non-qualified Stock Option Agreement, dated as of December 14, 2012, by and between the Registrant and Paul E. Rumler. (Incorporated by reference to Exhibit 4.17 of our Annual Report on Form 10-K filed March 28, 2014.)
4.18	Non-qualified Stock Option Agreement, dated as of December 14, 2012, by and between the Registrant and John Anderson. (Incorporated by reference to Exhibit 4.18 of our Annual Report on Form 10-K filed March 28, 2014.)
4.19	Non-qualified Stock Option Agreement, dated as of February 21, 2012, by and between the Registrant and Andrew P. Calerich. (Incorporated by reference to Exhibit 4.19 of our Current Report on Form 8-K filed February 21, 2012.)

4.20	Non-qualified Stock Option Agreement, dated as of November 14, 2013, by and between the Registrant and James N. Whyte. (Incorporated by reference to Exhibit 4.20 of our Current Report on Form 8-K filed November 14, 2013.)
4.21	Non-qualified Stock Option Agreement, dated as of December 14, 2012, by and between the Registrant and Andrew P. Calerich. (Incorporated by reference to Exhibit 4.21 of our Annual Report on Form 10-K filed March 28, 2014.)
4.22	Non-qualified Stock Option Agreement, dated as of December 13, 2013, by and between the Registrant and Bradley M. Colby. (Incorporated by reference to Exhibit 4.22 of our Annual Report on Form 10-K filed March 28, 2014.)
4.23	Non-qualified Stock Option Agreement, dated as of December 13, 2013, by and between the Registrant and Thomas G. Lantz. (Incorporated by reference to Exhibit 4.23 of our Annual Report on Form 10-K filed March 28, 2014.)
4.24	Non-qualified Stock Option Agreement, dated as of December 13, 2013, by and between the Registrant and Kirk A. Stingley. (Incorporated by reference to Exhibit 4.24 of our Annual Report on Form 10-K filed March 28, 2014.)
4.25	Non-qualified Stock Option Agreement, dated as of December 13, 2013, by and between the Registrant and Richard Findley. (Incorporated by reference to Exhibit 4.25 of our Annual Report on Form 10-K filed March 28, 2014.)
4.26	Non-qualified Stock Option Agreement, dated as of December 13, 2013, by and between the Registrant and Paul E. Rumler. (Incorporated by reference to Exhibit 4.26 of our Annual Report on Form 10-K filed March 28, 2014.)
4.27	Non-qualified Stock Option Agreement, dated as of December 13, 2013, by and between the Registrant and John Anderson. (Incorporated by reference to Exhibit 4.27 of our Annual Report on Form 10-K filed March 28, 2014.)
4.28	Non-qualified Stock Option Agreement, dated as of December 13, 2013, by and between the Registrant and Andrew P. Calerich. (Incorporated by reference to Exhibit 4.28 of our Annual Report on Form 10-K filed March 28, 2014.)
4.29	Non-qualified Stock Option Agreement, dated as of December 13, 2013, by and between the Registrant and James N. Whyte. (Incorporated by reference to Exhibit 4.29 of our Annual Report on Form 10-K filed March 28, 2014.)
10.1	Agreement and Plan of Merger between Golden Hope Resources Corp. (renamed Eternal Energy Corp.) and Eternal Energy Corp., filed with the Nevada Secretary of State effective November 7, 2005. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed November 9, 2005.)
10.2	Reserved for future use.
10.3	Purchase and Sale Agreement between Eternal Energy Corp. and American Eagle Energy Inc. dated June 18, 2010. (Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q filed August 16, 2010.)
10.4	Restricted Common Stock Purchase Agreement by and between American Eagle Energy Corporation and Power Energy Holdings, LLC, dated January 4, 2013. (Incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q filed May 14, 2013.)
10.5	Common Stock Purchase Agreement by and between American Eagle Energy Corporation and Power Energy Holdings, LLC, dated August 9, 2013. (Incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q filed August 19, 2013.)
10.6a	First Amendment to Purchase, Sale and Option Agreement by and between American Eagle Energy Corporation and USG Properties Bakken I, LLC, dated September 30, 2013. (Incorporated by reference to Exhibit 10.6a of our Quarterly Report on Form 10-Q filed November 14, 2013.)
10.6b	Second Amendment to Purchase, Sale and Option Agreement by and between American Eagle Energy Corporation and USG Properties Bakken I, LLC, dated October 2, 2013. (Incorporated by reference to Exhibit 10.6b of our Quarterly Report on Form 10-Q filed November 14, 2013.)
10.6c	Notice of Exercise pursuant to the Purchase and Sale and Option Agreement by and between American Eagle Energy Corporation and USG Properties Bakken I, LLC, dated October 2, 2013. (Incorporated by reference to Exhibit 10.6c of our Quarterly Report on Form 10-Q filed November 14, 2013.)
10.7	Underwriting Agreement by and between American Eagle Energy Corporation and Johnson Rice & Company LLC, dated March 18, 2014. (Incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K, filed March 19, 2014.)

10.8	Purchase Agreement by and between American Eagle Energy Corporation and Northland Securities, Inc. dated October 2, 2013 (Incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed on October 2, 2013.)
10.9	Purchase Agreement by and between American Eagle Energy Corporation and Northland Securities, Inc. dated October 9, 2013 (Incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed on October 10, 2013.)
10.10	Reserved for future use.
10.11	Amended and Restated Employment Agreement by and between the Registrant and Bradley M. Colby effective May 1 2013. (Incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-K filed March 28, 2014.)
10.12

Employment Agreement by and between the Registrant and Thomas G. Lantz, effective May 1, 2013.

Amended and Restated Employment Agreement between American Eagle Energy Corporation and Thomas G. Lantz, dated January 1, 2014. (Incorporated by reference to Exhibit 10.12 of our Annual Report on Form 10-K filed March 28, 2014.)

10.13	Employment Agreement by and between the Registrant and Kirk Stingley, effective May 1, 2013. (Incorporated by reference to Exhibit 10.13 of our Annual Report on Form 10-K filed March 28, 2014.)
10.14	Consulting Agreement by and between the Registrant and Richard Findley, effective November 30, 2011. (Incorporated by reference to Exhibit 10.41 of our Annual Report on Form 10-K filed April 16, 2012.)
10.15	Reserved for future use.
10.16	Reserved for future use.
10.17	Carry Agreement, dated August 12, 2013, by and among American Eagle Energy Corporation, AMZG, Inc. and USG Properties Bakken I, LLC. (Incorporated by reference to Exhibit 10.20 of our Quarterly Report on Form 10-Q filed August 19, 2013.)
10.18	Farm-Out Agreement, dated August 12, 2013, by and among American Eagle Energy Corporation, AMZG, Inc. and USG Properties Bakken I, LLC. (Incorporated by reference to Exhibit 10.21 of our Quarterly Report on Form 10-Q, filed August 19, 2013.)
10.19	Letter Agreement, dated March 21, 2014, by and between American Eagle Energy Corporation and USG Properties Bakken I, LLC. (Incorporated by reference to Exhibit 10.19 of our Annual Report on Form 10-K filed March 28, 2014.)
10.19a	Amendment and Addendum to Letter Agreement, dated March 27, 2014, by and among American Eagle Energy Corporation and USG Properties Bakken I, LLC. (Incorporated by reference to Exhibit 10.19a of our Annual Report on Form 10-K filed March 28, 2014.)
10.20	Credit Agreement, dated as of August 19, 2013, among American Eagle Energy Corporation, the lenders parties thereto, and Morgan Stanley Capital Group Inc., as administrative agent for such lenders. (Incorporated by reference to Exhibit 10.20 of our Form 8-K filed August 23, 2013.)
10.20a	First Amendment to the Credit Agreement among American Eagle Energy Corporation, the lenders parties thereto, and Morgan Stanley Capital Group Inc., dated October 2, 2013. (Incorporated by reference to Exhibit 10.20a of our Quarterly Report on Form 10-Q filed November 6, 2014.)
10.20b	Second Amendment to the Credit Agreement among American Eagle Energy Corporation, the lenders parties thereto, and Morgan Stanley Capital Group Inc., dated October 2, 2013. (Incorporated by reference to Exhibit 10.20a of our Quarterly Report on Form 10-Q filed November 6, 2014.)
10.20c	Third Amendment to the Credit Agreement, dated July 21, 2014, by and among American Eagle Energy Corporation, the lenders parties thereto, and Morgan Stanley Capital Group Inc. (Incorporated by reference to Exhibit 10.20c of our Quarterly Report on Form 10-Q filed August 4, 2014.)
10.21	Promissory Note by American Eagle Energy Corporation, dated as of August 19, 2013, payable to the order of Morgan Stanley Capital Group Inc. in the principal amount of $200,000,000. (Incorporated by reference to Exhibit 10.21 of our Form 8-K filed August 23, 2013.)
10.22	Pledge and Security Agreement, dated as of August 19, 2013, among American Eagle Energy Corporation, AMZG, Inc., AEE Canada, Inc., EERG Energy ULC, and Morgan Stanley Capital Group Inc. (Incorporated by reference to Exhibit 10.22 of our Form 8-K filed August 23, 2013.)
10.23	Mortgage-Collateral Real Estate Mortgage, Deed of Trust, Indenture, Security Agreement, Fixture Filing, As-Extracted Collateral Filing, Financing Statement and Assignment of Production, dated as of August 19, 2013, by American Eagle Energy Corporation, AMZG, Inc., and Morgan Stanley Capital Group Inc. (Incorporated by reference to Exhibit 10.23 of our Form 8-K filed August 23, 2013.)

10.24	Guaranty Agreement, dated as of August 19, 2013, among AMZG, Inc., AEE Canada Inc., EERG Energy ULC, and Morgan Stanley Capital Group Inc. (Incorporated by reference to Exhibit 10.24 of our Form 8-K filed August 23, 2013.)
10.25	Form of Warrant of American Eagle Energy Corporation. (Incorporated by reference to Exhibit 10.25 of our Form 8-K filed August 23, 2013.)
10.26	Reserved for future use.
10.27	Lease Agreement dated January 1, 2009, by and between Eternal Energy Corp. and Oakley Ventures, LLC. (Incorporated by reference to Exhibit 10.27 of our Annual Report on Form 10-K filed March 23, 2010.)
10.27a	Lease Addendum, dated October 1, 2011, by and between Eternal Energy Corp. and Oakley Ventures, LLC, and Exhibit A thereto. (Incorporated by reference to Exhibit 10.27a of our Annual Report on Form 10-K filed April 16, 2012.)
10.27b	Lease Addendum, dated July 1, 2012, by and between American Eagle Energy Corporation and Oakley Ventures, LLC. (Incorporated by reference to Exhibit 10.27b of our Quarterly Report on Form 10-Q filed on August 20, 2012.)
10.27c	Lease Addendum, dated November 1, 2013, by and between American Eagle Energy Corporation and Oakley Ventures, LLC.
10.28	Indenture, dated August 27, 2014, by and between American Eagle Energy Corporation and U.S. Bank National Association. (Incorporated by reference to Exhibit 10.28 of our Quarterly Report on Form 10-Q filed on November 6, 2014.)
10.29	Purchase Agreement, dated August 13, 2014, by and between American Eagle Energy Corporation and GMP Securities L.P. (Incorporated by reference to Exhibit 10.29 of our Quarterly Report on Form 10-Q filed on November 6, 2014.)
10.30	Registration Rights Agreement, dated August 27, 2014, by and among American Eagle Energy Corporation and GMP Securities L.P. (Incorporated by reference to Exhibit 10.30 of our Quarterly Report on Form 10-Q filed on November 6, 2014.)
10.31	Credit Agreement, dated August 27, 2014, by and among American Eagle Energy Corporation, SunTrust Bank and SunTrust Robinson Humphrey, Inc. (Incorporated by reference to Exhibit 10.31 of our Quarterly Report on Form 10-Q filed on November 6, 2014.)
10.32	Guarantee and Collateral Agreement, dated August 27, 2014, by and between American Eagle Energy Corporation, Grantors and SunTrust Bank. (Incorporated by reference to Exhibit 10.32 of our Quarterly Report on Form 10-Q filed on November 6, 2014.)
10.33	Intercreditor Agreement, dated August 27, 2014, by and among American Eagle Energy Corporation, SunTrust Bank and U.S. Bank National Association. (Incorporated by reference to Exhibit 10.33 of our Quarterly Report on Form 10-Q filed on November 6, 2014.)
10.34	Reserved for future use.
10.35	Reserved for future use.
10.36	Letter of Intent between Eternal Energy Corp. and American Eagle Energy Inc. dated February 22, 2011. (Incorporated by reference to Exhibit 10.36 of our Annual Report on Form 10-K filed March 23, 2011.)
10.37	Engagement Letter for Professional Services between Eternal Energy Corp. and C.K. Cooper & Company, dated February 25, 2011. (Incorporated by reference to Exhibit 10.37 of our Annual Report on Form 10-K filed March 23, 2011.)
10.38	Participation and Operating Agreement among Eternal Energy Corp., AEE Canada Inc. and Passport Energy Inc., dated April 15, 2011. (Incorporated by reference to Exhibit 10.38 of our Registration Statement on Form S-4 filed May 4, 2011.)
10.38a	Amendment to the participation and operating agreement among Eerg Energy Ulc, Aee Canada Inc. and Passport Energy Inc., dated February 1, 2012. (Incorporated by reference to Exhibit 10.38a of our Annual Report on Form 10-K/A filed April 10, 2012.)
10.39^	Purchase and Sale Agreement among Eternal Energy Corp., American Eagle Energy Inc., and NextEra Energy Gas Producing, LLC, dated May 17, 2011. (Incorporated by reference to Exhibit 10.39 of our Amended Quarterly Report on Form 10-Q/A filed October 11, 2011.)
10.40^	Purchase and Sale Agreement among Eternal Energy Corp., American Eagle Energy Inc., and NextEra Energy Gas Producing, LLC, dated May 17, 2011. (Incorporated by reference to Exhibit 10.40 of our Amended Quarterly Report on Form 10-Q/A filed October 11, 2011.)
10.40a	First Amendment to Purchase and Sale Agreement among Eternal Energy Corp., American Eagle Energy Inc., and NextEra Energy Gas Producing, LLC, dated June 14, 2011. (Incorporated by reference to Exhibit 10.40a of our Quarterly Report on Form 10-Q filed August 18, 2011.)

10.40b	Second Amendment to Purchase and Sale Agreement among Eternal Energy Corp., American Eagle Energy Inc., and NextEra Energy Gas Producing, LLC, dated July 25, 2011. (Incorporated by reference to Exhibit 10.40b of our Quarterly Report on Form 10-Q filed August 18, 2011.)
10.41^	Purchase and Sale Agreement among Eternal Energy Corp., American Eagle Energy Inc., and NextEra Energy Gas Producing, LLC, dated November 15, 2011. (Incorporated by reference to Exhibit 10.38a of our Annual Report on Form 10-K/A filed April 10, 2012.)
10.42^	Carry Agreement by and among American Eagle Energy Corporation, American Eagle Energy Inc., and NextEra Energy Gas Producing, LLC, dated as of April 16, 2012, and Exhibit C thereto. (Incorporated by reference to Exhibit 10.42 of our Quarterly Report on Form 10-Q filed on August 20, 2012.
10.43	First Amendment to Carry Agreement by and among American Eagle Energy Corporation, American Eagle Energy Inc., and NextEra Energy Gas Producing, LLC, dated as of July 15, 2012. (Incorporated by reference to Exhibit 10.43 of our Quarterly Report on Form 10-Q filed on August 20, 2012.)
10.44	ISDA Master Agreement by and among American Eagle Energy Corporation, AMZG, Inc., and Macquarie Bank Limited, dated December 27, 2012. (Incorporated by reference to Exhibit 10.44 of our Annual Report on Form 10-K filed on April 16, 2013.)
10.44a	Schedule to the 2002 ISDA Master Agreement by and among American Eagle Energy Corporation, AMZG, Inc., and Macquarie Bank Limited, dated December 27, 2012. (Incorporated by reference to Exhibit 10.44a of our Annual Report on Form 10-K filed on April 16, 2013.)
10.45	Commodity Swap Transaction Confirmation by and among American Eagle Energy Corporation, AMZG, Inc., and Macquarie Bank Limited, dated December 27, 2012. (Incorporated by reference to Exhibit 10.45 of our Annual Report on Form 10-K filed on April 16, 2013.)
10.46	Security Agreement by and among American Eagle Energy Corporation, AMZG, Inc., and Macquarie Bank Limited, dated December 27, 2012. (Incorporated by reference to Exhibit 10.46 of our Annual Report on Form 10-K filed on April 16, 2013.)
10.47	Mortgage, Security Agreement, Fixture Filing, Financing Statement and Assignment of Production and Revenue by and among American Eagle Energy Corporation, AMZG, Inc., and Macquarie Bank Limited, dated December 27, 2012. (Incorporated by reference to Exhibit 10.47 of our Annual Report on Form 10-K filed on April 16, 2013.)
10.48	Purchase and Sale Agreement by and between USG Properties Bakken I, LLC and American Eagle Energy Corporation, dated December 20, 2012. (Incorporated by reference to Exhibit 10.48 of our Annual Report on Form 10-K filed on April 16, 2013.)
10.49	Purchase and Sale Agreement Between SM Energy Company and American Eagle Energy Corporation, dated November 20, 2012. (Incorporated by reference to Exhibit 10.49 of our Annual Report on Form 10-K filed on April 16, 2013.)
21.1*	List of Subsidiaries.
23.1*	Consent of Ryder Scott Company LP.
23.2*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Report of Ryder Scott Company dated March 9, 2015.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

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

Date: March 31, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ BRADLEY M. COLBY	President, Chief Executive Officer, Treasurer and Director (Principal Executive Officer)	March 31, 2015
Bradley M. Colby

/s/ KIRK A. STINGLEY	Chief Financial Officer (Principal Accounting Officer)	March 31, 2015
Kirk A. Stingley

/s/ THOMAS LANTZ	Chief Operating Officer	March 31, 2015
Thomas Lantz

	Corporate Attorney	March 31, 2015
/s/ LAURA PETERSON	Corporate Secretary
Laura Peterson

/s/ RICHARD PERSHALL	Operations Manager	March 31, 2015
Richard Pershall

/s/ STEVE DILLE	Land Manager	March 31, 2015
Steve Dille

/s/ MARTY BESKOW	Vice President of Capital Markets	March 31, 2015
Marty Beskow

/s/ RICHARD FINDLEY	Director (Chairman)	March 31, 2015
Richard Findley

/s/ JOHN ANDERSON	Director	March 31, 2015
John Anderson

/s/ BRUCE POIGNANT	Director	March 31, 2015
Bruce Poignant

/s/ PAUL E. RUMLER	Director	March 31, 2015
Paul E. Rumler

/s/ JAMES N. WHYTE	Director	March 31, 2015
James N. Whyte

