Form 10-Q
period 2015-03-31
AMERICAN EAGLE ENERGY Corp
filed 2015-05-08
CIK 1282613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015.

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

30,448,714 shares of common stock issued and outstanding at May 7, 2014.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Eagle Energy Corporation

Condensed Consolidated Financial Statements

As of March 31, 2015 and December 31, 2014 and

For the Three-Month Periods Ended March 31, 2015 and 2014

3

American Eagle Energy Corporation

Index to the Condensed Consolidated Financial Statements

As of March 31, 2015 and December 31, 2014 and

For the Three-Month Periods Ended March 31, 2015 and 2014

American Eagle Energy Corporation

Condensed Consolidated Balance Sheets - (Unaudited)

(In Thousands, except for Per Share Data)

	March 31,	December 31,
	2015	2014
Current assets:
Cash	$20,156	$25,888
Trade receivables	8,918	9,466
Income tax receivable	-	25
Prepaid expenses	368	128
Total current assets	29,442	35,507
Equipment and leasehold improvements, net of accumulated depreciation and amortization of $530 and $490, respectively	174	210
Oil and gas properties, full-cost method – subject to amortization, net of accumulated depletion of $40,855 and $35,332, respectively	174,994	226,918
Marketable securities	741	756
Other assets	6,531	7,543
Total assets	$211,882	$270,934

Current liabilities:
Accounts payable and accrued liabilities	$40,310	$49,065
Bonds payable, net of discount of $1,451 and $1,532, respectively (Note 9)	173,549	173,467
Total current liabilities	213,859	222,532
Asset retirement obligation	1,358	1,428
Total liabilities	215,217	223,960
Stockholders’ equity (deficit):
Common stock, $.001 par value, 48,611 shares authorized and 30,449 shares outstanding	30	30
Additional paid-in capital	147,639	147,275
Accumulated deficit	(151,004)	(100,331)
Total stockholders’ equity	(3,335)	46,974
Total liabilities and stockholders’ equity	$211,882	$270,934

The accompanying notes are an integral part of the condensed consolidated financial statements.

American Eagle Energy Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss - (Unaudited)

(In Thousands, except for Per Share Data)

	For the Three-Month Periods
	Ended March 31,
	2015	2014

Oil and gas revenues	$6,874	$12,545

Operating expenses:
Oil and gas production costs	3,574	3,653
General and administrative expenses	2,357	2,017
Depletion, depreciation and amortization	5,562	3,636
Impairment of oil and gas properties	40,028	-
Total operating expenses	51,521	9,306

Total operating income (loss)	(44,647)	3,239

Other income (expense)
Interest and dividend income	-	17
Interest expense	(5,992)	(3,215)
Realized gains on derivatives	-	116
Change in fair value of derivatives	-	(1,823)
Change in fair value of marketable securities	(15)	-
Total other income (expense)	(6,007)	(4,905)

Loss before taxes	(50,654)	(1,666)

Income tax expense (benefit)	19	(638)

Net loss	$(50,673)	$(1,028)

Net loss per common share:
Basic	$(1.66)	$(0.06)
Diluted	$(1.66)	$(0.06)

Weighted average number of shares outstanding:
Basic	30,449	18,557
Diluted	30,449	18,557

The accompanying notes are an integral part of the condensed consolidated financial statements.

American Eagle Energy Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss - (Unaudited)

(In Thousands, except for Per Share Data)

	For the Three-Month Periods
	Ended March 31,
	2015	2014

Net loss	$(50,673)	$(1,028)

Other comprehensive income (loss):
Unrealized losses on securities, net of tax	-	(43)
Foreign currency translation adjustments	-	156

Comprehensive loss	(50,673)	(915)

The accompanying notes are an integral part of the condensed consolidated financial statements.

American Eagle Energy Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)

	For the three-month periods
	ended March 31,
	2015	2014
Cash flows provided by (used in) operating activities:
Net loss	$(50,673)	$(1,028)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash transactions:
Stock-based compensation	364	454
Depletion, depreciation and amortization	5,562	3,636
Accretion of discount on asset retirement obligation	15	22
Amortization of deferred financing costs	1,097	380
Amortization of bond discount	82	-
Provision for deferred income tax benefit	-	(631)
Impairment of oil and gas properties	40,028	-
Change in fair value of derivatives	-	1,823
Change in fair value of marketable securities	15	-
Changes in operating assets and liabilities:
Income taxes receivable	25	(25)
Trade receivables	(1,698)	4,375
Prepaid expense	(240)	(146)
Accounts payable and accrued liabilities	1,250	(1,476)
Net cash provided by (used in) operating activities	(4,173)	7,384

Cash flows used in investing activities:
Additions to oil and gas properties	(10,958)	(67,350)
Proceeds from sale of oil and gas properties	9,488	-
Additions to equipment and leasehold improvements	(4)	(82)
Purchases of marketable securities	-	(9)
Net cash used in investing activities	(1,474)	(67,441)

Cash flows provided by (used in) financing activities:
Proceeds from issuance of stock	-	78,299
Payment of deferred restructuring costs	(85)	-
Net cash provided by (used in) financing activities	(85)	78,299
Effect of exchange rate changes on cash	-	(11)
Net change in cash	(5,732)	18,231
Cash - beginning of period	25,888	31,850
Cash - end of period	$20,156	$50,081

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2015 and December 31, 2014 and

For the Three-Month Periods Ended March 31, 2015 and 2014

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

The Company engages in the acquisition, exploration and development of oil and gas properties, and is primarily focused on extracting proved oil reserves from those properties. As of March 31, 2015, the Company had entered into participation agreements related to oil and gas exploration and development projects in the Spyglass Area, located in Divide County, North Dakota, and Sheridan County, Montana. In addition, the Company owns working interests in mineral leases located in Richland, Roosevelt and Toole Counties in Montana.

2.	Summary of Significant Accounting Policies

Interim Financial Information

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial statements in accordance with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation have been included. Operating results for the three-month periods ended March 31, 2015 and 2014 are not necessarily indicative of results that may be expected for the year ended December 31, 2015. The condensed, consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2014.

The December 31, 2014 condensed consolidated balance sheet was derived from audited financial statements. The auditor’s opinion that accompanied the December 31, 2014 consolidated financial statements contained an explanatory paragraph regarding the Company’s ability to continue as a going concern.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, AMZG, Inc., EERG Energy ULC (Canadian) and AEE Canada Inc. (Canadian). All material intercompany accounts, transactions and profits have been eliminated.

3.	Going Concern

As of March 31, 2015, the Company has a working capital deficit of approximately $184.4 million, which includes the classification of the Company’s Bonds as current liabilities (See Note 9). In addition, the Company is in default under the terms of the Indenture related to its outstanding Bonds, as a result of paying only a portion of the interest that was due on the Bonds as of March 31, 2015.

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2015 and December 31, 2014 and

For the Three-Month Periods Ended March 31, 2015 and 2014

The sharp decline in oil prices that occurred during the latter part of 2014, and the continued depressed pricing, has materially reduced the revenues that were generated from the sale of the Company’s oil and gas production volumes during that period, which, in turn, negatively affected the Company’s year-end working capital balance. The potential for future oil prices to remain at their current price levels for an extended period of time raises substantial doubt regarding the Company’s ability to continue as a going concern. For purposes of this discussion, the term “substantial doubt” refers to concerns that a company may not be able to meet its obligations when they come due.

Should the prevailing oil prices as of March 31, 2015 remain in effect for an extended period of time, it is likely that the Company would need to pursue some form of asset sale, debt restructuring or capital raising effort in order to fund its operations and to service its existing debt during the next twelve months. The Company’s management is actively developing plans to improve its working capital position and/or to reduce its future debt service costs, through the aforementioned means, in order to remain a going concern for the foreseeable future. If the Company is unable to restructure its Bonds, obtain additional debt or equity financing or achieve adequate proceeds from the sale of assets, the Company may file a voluntary petition for reorganization relief under Chapter 11 of the Bankruptcy Code in order to provide additional time to identify an appropriate solution to its financial situation and to implement a plan of reorganization aimed at improving its capital structure.

4.	Marketable Securities and Fair Value of Financial Instruments

Available-for-sale marketable securities at March 31, 2015 and December 31, 2014 consisted of the following (in thousands):

		Gains in	Losses in
		Accumulated	Accumulated
	Estimated	Other	Other
	Fair	Comprehensive	Comprehensive
	Value	Income	Income
March 31, 2015
Noncurrent assets:
Common stocks	$741	$-	$-

December 31, 2014
Noncurrent assets:
Common stocks	$756	$-	$-

The fair value of substantially all securities is determined by quoted market prices. There were no sales of marketable securities during the three-month periods ended March 31, 2015 and 2014.

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

The fair value of the Company’s financial instruments, measured on a recurring basis at March 31, 2015 and December 31, 2014, were as follows (in thousands):

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2015 and December 31, 2014 and

For the Three-Month Periods Ended March 31, 2015 and 2014

March 31, 2015	Level 1	Level 2	Level 3	Total
Marketable securities	$741	$-	$-	$741

December 31, 2014	Level 1	Level 2	Level 3	Total
Marketable securities	$756	$-	$-	$756

5.	Oil & Gas Properties

Purchase of Oil and Gas Properties

In March 2014, the Company exercised its option to purchase additional net revenue and working interests in proved producing and proved undeveloped properties located within the Spyglass Area from a certain working interest partner. The transaction closed on March 26, 2014 with an effective date of June 1, 2013. The gross purchase price for the acquired interests totaled $47.0 million. The net purchase price, after taking into consideration revenues and operating expenses associated with the acquired interests from the period June 1, 2013 through the closing date, totaled approximately $41.4 million. The acquisition of the additional net revenue and working interests was funded with proceeds received from a March 2014 public offering, as discussed in Note 13).

Supplemental Pro Forma Information (Unaudited)

The Company’s condensed consolidated statement of income for the three-month period ended March 31, 2015 includes revenues and oil and gas operating expenses related to the net revenue and working interests acquired via the exercise of the purchase option. Had the purchase of these additional net revenue and working interests occurred on January 1, 2014, the Company’s consolidated financial statements for the three-month period ended March 31, 2014 would have been as follows (in thousands):

Pro forma revenues	$15,719

Pro forma net income (loss)	$(381)

Pro forma income (loss) per share - basic	$(0.01)

Pro forma income (loss) per share – diluted	$(0.01)

Also in March 2014, the Company acquired certain undeveloped acreage from the same working interest partner at a price of approximately $7.5 million.

Sales of Oil and Gas Properties

In January 2015, the Company sold its net revenue and working interests in certain non-operated wells to SM Energy. Cash proceeds received from the sale totaled approximately $9.5 million.

Impairment of Oil and Gas Properties

Pursuant to full cost accounting rules, and as a result of the sharp decline in oil prices during the fourth quarter of 2014 and the first quarter of 2015, the Company recognized impairment expenses related to its oil and gas properties, subject to amortization, of approximately $40.0 million during the three-month period ended March 31, 2015. Impairment of oil and gas properties represents a non-cash charge against the Company’s earnings. Because SEC rules require proved oil and gas reserves to be valued using an unweighted arithmetic average of oil and gas prices on the first day of each month for the preceding twelve-month period, and because forecasted oil prices for 2015 may be lower than what was experienced during 2014, it is likely that we will recognize additional impairments during 2015 that will be material to our financial results.

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2015 and December 31, 2014 and

For the Three-Month Periods Ended March 31, 2015 and 2014

6.	Carry Agreement

In August 2013, the Company entered into a Carry agreement (the “Carry Agreement”) with the a third-party working interest partner (the “Carry Agreement Partner”), pursuant to which (i) that Carry Agreement Partner agreed to fund 100% of the Company’s working interest share of the drilling and completion costs of up to five new oil and gas wells to be located within the Spyglass Area, up to 120% of the original AFE amount, and (ii) the Company agreed to convey, for a limited duration, 50% of its revenue interest in the pre-payout revenues of each carried well and 50% of its working interest in the pre-payout operating costs of each carried well, to the Carry Agreement Partner.  In the event that the gross drilling and completion cost of a carried well exceeds 120% of the AFE amount, the Company and the Carry Agreement Partner will share in the excess costs based on the working interests stipulated in the Carry Agreement.

Pursuant to the terms of the Carry Agreement, 50% of the Company’s net revenue interest in each well will be conveyed to the Carry Agreement Partner for a period of two years or until such a time when the working interest partner has recouped 112% of the carried drilling and completion costs of the well, whichever occurs sooner.  In the event that the Carry Agreement Partner has not recouped 112% of the carried drilling and completion costs by the end of the second year of production, the Company has agreed to make cash payments to the Carry Agreement Partner in the amount of the shortfall.  Once the Carry Agreement Partner has recouped 112% of the carried drilling and completion costs of a well, the conveyed working interest and net revenue interest will revert to the Company.

As of March 31, 2015, all five of the wells to be drilled pursuant to the Carry Agreement have been completed. To date, the Company has received approximately $19.2 million of funding under the Carry Agreement. This amount is net of cumulative revenues and oil and gas operating costs associated with the carried wells, which were conveyed to the Carry Agreement Partner pursuant to the terms of the Carry Agreement. As noted above, the Carry Agreement Partner is entitled to receive a 12% return on the amount of capitalized drilling and completion costs that it has funded on the Company’s behalf.

As of March 31, 2015, the cost of drilling and completing one of the five wells exceeded the 120% of AFE cost threshold. Accordingly, the Company has recorded its portion of excess drilling and completion costs associated with this well, totaling approximately $2.8 million as of March 31, 2015. None of the five wells covered by the Second Carry Agreement has achieved payout as of March 31, 2015.

7.	Farm-Out Agreement

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

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2015 and December 31, 2014 and

For the Three-Month Periods Ended March 31, 2015 and 2014

As of March 31, 2015, all six of the wells drilled pursuant to the Farm-Out Agreement have been completed. None of the six wells covered by the Farm-Out Agreement has achieved payout as of March 31, 2015.

8.	Credit Facility

In August 2013, the Company entered into a $200 million credit facility with Morgan Stanley Capital Group (the “Credit Facility”), which was comprised of a $68 million initial term loan (the “Initial Term Loan”), a $40 million term loan to be used to fund certain working interest purchases (the “Spyglass Tranche A Loan”) and an uncommitted term loan of up to $92 million (the “Tranche B Loan”). The Credit Facility was collateralized by, among other things, the Company’s oil and gas properties and future oil and gas sales derived from such properties.

In July 2014, the Company borrowed approximately $2.2 million in connection with the amendment of certain financial covenants contained in the original Credit Facility agreement.

In August 2014, the Company repaid all amounts then-outstanding under the Credit Facility with funds received from the issuance of certain bonds (see Note 9).

The Credit Facility had a five-year term and carried a variable interest rate ranging from approximately 5.5% to 10.5%. Interest expense related to the Credit Facility totaled approximately $2.8 million for the three-month period ended March 31, 2014.

The Company incurred investment banking fees and closing costs totaling approximately $7.8 million in connection with the negotiation and closing of the Credit Facility. The Company capitalized these items as deferred financing costs, and began amortizing these costs over the life of the Credit Facility using the effective interest method. The amortization of deferred financing costs is included as a component of the Company’s interest expense for the period. The Company amortized approximately $380,000 of deferred financing costs related to the Credit Facility during the three-month period ended March 31, 2014.

9.	Bonds Payable

In August 2014, the Company issued a series of 11% secured bonds (the “Bonds”) through a Rule 144A / Regulation S private offering. The Bonds mature on September 1, 2019 and have an aggregate gross value of $175 million. The Bonds were issued at a discount (99.059%), resulting in a discount of approximately $1.6 million. Net proceeds received from the issuance of the Bonds approximated $167.3 million, net of the bond discount, investment banking fees and closing costs. A portion of the net proceeds received from the issuance of the Bonds was used to repay in full the then-outstanding balance of the Credit Facility (see Note 8). The Company is amortizing the bond discount over the life of the bonds using the effective interest method. Amortization of the Bond discount totaled approximately $83,000 for the three-month period ended March 31, 2015.

The Bonds bear interest at a rate of 11% annually. Interest on the Bonds is payable in arrears each March 1st and September 1st. Interest expense related to the Bonds totaled approximately $4.8 million for the three-month period ended March 31, 2015.

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2015 and December 31, 2014 and

For the Three-Month Periods Ended March 31, 2015 and 2014

On March 1, 2015, the Company elected to defer the payment of approximately $9.8 million of interest due on the bonds. The terms of the Bond Indenture provide for a 30-day grace period, during which the interest payment can be paid without triggering an event of default. The Company did not pay the interest due on the Bonds prior to the expiration of the 30-day grace period. As a result, the Company is in default under the terms of the Bond Indenture as of March 31, 2015.

On April 2, 2015, the Company entered into a Forbearance Agreement with four holders (the “Ad Hoc Group”) who collectively own or manage in excess of 50% of the par value of the Bonds. Pursuant to the terms of the Forbearance Agreement, the Company paid $4.0 million of the interest that was due on the Bonds as of March 1, 2015. The terms of the Forbearance Agreement prevent the holders of the Bonds from exercising their right to call the Bonds for a period of 45 days (the “Forbearance Period”). Unless amended, the Forbearance Period will expire on May 15, 2015. Given the existence of an event of default as of the date of these financial statements, and the uncertainty with respect to whether the Company will be able to pay the remaining interest due on the Bonds prior to expiration of the Forbearance Period, the Company has classified the Bonds as a current liability on its balance sheets as of March 31, 2015 and December 31, 2014.

The Company incurred investment banking fees and closing costs totaling approximately $7.2 million in connection with the issuance of the Bonds. The Company has capitalized these items as deferred financing costs, and is amortizing these costs over the life of the Bonds using the effective interest method. The amortization of deferred financing costs is included as a component of the Company’s interest expense for the period. The Company amortized deferred financing costs related to the Bonds of approximately $369,000 for the three-month period ended March 31, 2015.

The Bond Indenture contains customary affirmative and negative covenants for financial instruments of this nature, including limitations on the Company with respect to dividends, distributions and additional future borrowings. The Company was not in compliance with all covenants required by the Bond Indenture as of March 31, 2015. The Bonds are secured by a second priority lien on virtually all of the Company’s assets.

The Bonds traded on the open market at a significant discount during the first quarter of 2015. On March 18, 2015, the date of the last recorded public trade of the bonds during the three-month period ended March 31, 2015, Bonds with an aggregate par value of $1.0 million were traded at a discounted price of $0.32 on the dollar, which suggests that the aggregate fair market value of the Bonds outstanding as of March 31, 2015 might be approximately $56.0 million. The actual trade price represents a Hierarchy Level 1 input for the purpose of estimating fair market value.

10.	Senior Secured Revolving Credit Facility

In August 2014, the Company entered into a Senior Secured Credit Facility (the “Senior Credit Facility”) with SunTrust Robinson Humphrey, Inc. (“SunTrust”), which provided for the initial availability of up to $35 million of borrowing capacity. The borrowing capacity of the Senior Credit Facility was to be periodically evaluated and adjusted based on, among other things, the discounted value of the Company’s oil and gas reserves. Given falling oil prices throughout the fourth quarter of 2014, SunTrust elected to perform a borrowing capacity redetermination as of December 31, 2014, at which time the borrowing capacity was reduced to zero. The Senior Credit Facility was terminated on March 31, 2015 at SunTrust’s request. At no time did the Company borrow funds under the Senior Credit Facility.

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2015 and December 31, 2014 and

For the Three-Month Periods Ended March 31, 2015 and 2014

The Company incurred investment banking fees and closing costs totaling approximately $779,000 in connection with the establishment of the Senior Credit Facility. The Company capitalized these items as deferred financing costs, and began amortizing these costs over the life of the Senior Credit Facility using a method that approximates the effective interest method. The amortization of deferred financing costs is included as a component of the Company’s interest expense for the period. The Company amortized approximately $39,000 of deferred financing costs related to the Bonds during the three-month period ended March 31, 2015. Upon the termination of the Senior Credit Facility on March 31, 2015, the Company wrote-off the remaining, unamortized deferred financing costs associated with the Senior Credit Facility, which totaled approximately $689,000.

The Senior Credit Facility contained customary affirmative and negative covenants for borrowings of this type, including limitations on the Company with respect to transactions with affiliates, hedging agreements, dividends and distributions, operations in respect of the property that secures its collective obligations under the Senior Credit Facility, indebtedness, investments, and changes in business. The Senior Credit Facility also contained a number of financial covenants, including the maintaining of a current ratio of no less than 1.0 and a ratio of total debt to EBITDAX of no more than 4.0. The Company was not in compliance with these covenants prior to the termination of the Senior Credit Facility on March 31, 2015 or for the period ended March 31, 2015.

11.	Price Swap Derivatives

As a condition of the Credit Facility (see Note 8), the Company was required to enter into commodity price swap agreements covering up to 85% of its projected five-year future production on its proved, developed, producing properties. The Company did not designate the price swap agreements as hedges. Accordingly, management elected not to apply hedge accounting to these derivatives but, instead, recognized the changes in the fair value of the price swap agreements in its statement of operations in the period in which such unrealized changes in fair value occur. The Company recognized unrealized losses on the price swaps associated with the Credit Facility of approximately $1.8 million for the three-month period ended March 31, 2014. The price swap agreements were fully settled in August 2014 in conjunction with the full-repayment of the then-outstanding balance of the Credit Facility (see Note 8).

12.	Asset Retirement Obligation

The Company has recorded asset retirement obligations, which represent the discounted future plugging and abandonment costs for operated and non-operated wells located within its Spyglass Property. As of March 31, 2015 and December 31, 2014, the consolidated discounted value of the Company’s asset retirement obligations was approximately $1.4 million. The projected plugging dates for wells in which the Company owns a working interest ranges from December 31, 2015 to December 2034.

13.	Equity Transactions

Reverse Split

In March 2014, the Company completed a 1-for-4 reverse split of its common stock.

Public Offering

In March 2014, the Company sold 12,650,000 shares of its common stock in a public offering at a price of $6.60 per share. The sale of stock was completed pursuant to the Company’s December 2013 shelf registration. Proceeds from the sale, net of expenses, broker fees and commissions, totaled approximately $78.3 million.

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2015 and December 31, 2014 and

For the Three-Month Periods Ended March 31, 2015 and 2014

Shares Reserved for Future Issuance

As of March 31, 2015 and December 31, 2014, the Company had reserved 1,991,150 shares for future issuance upon exercise of outstanding options.

The Company recognized stock-based compensation expense associated with its outstanding stock options of approximately $364,000 and $454,000 for the three-month periods ended March 31, 2015 and 2014, respectively.

14.	Earnings Per Share

The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three-month periods ended March 31, 2015 and 2014 (in thousands, except for per share data):

	2015	2014
Net loss	$(50,673)	$(1,028)

Weighted average number of common shares outstanding	30,449	18,556
Incremental shares from the assumed exercise of dilutive stock options	-	-
Diluted common shares outstanding	30,449	18,556

Net loss per share - basic	$(1.66)	$(0.06)
Net loss per share - diluted	$(1.66)	$(0.06)

Because the Company recognized a net loss for the three-month periods ended March 31, 2015 and 2014, the calculation of diluted loss per share is the same as the calculation of basis loss per share, as the effect of including any incremental shares from the assumed exercise of dilutive stock options would be anti-dilutive. The number of anti-dilutive shares that have been excluded from the calculation of diluted loss per share for the three month-periods ended March 31, 2015 and 2014 is approximately 12.4 million and 648,000, respectively.

15.	Related Party Transactions

The Company is under contract through February 2016 to sell 100% of its oil, gas and liquids production to Power Energy Partners LP (“Power Energy”) at prevailing market rates. As of March 31, 2015, Power Energy holds 2,250,000 shares of the Company’s common stock.

The Company’s Chairman and its Chief Operating Officer each owns overriding royalty interests in certain of the Company’s operated wells. The overriding royalty interests were obtained prior the Company’s acquisition of AEE, Inc. in December 2011. Aggregate royalties paid to these individuals totaled approximately $84,000 and $335,000 for the three-month periods ended March 31, 2015 and 2014, respectively.

American Eagle Energy Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2015 and December 31, 2014 and

For the Three-Month Periods Ended March 31, 2015 and 2014

16.	Subsequent Event

As discussed in Note 9, the Company entered into a Forbearance Agreement with four Bond holders, who collectively own or manage in excess of 50% of the par value of the Bonds. On April 2, 2015, pursuant to the terms of the Forbearance Agreement, the Company paid $4.0 million of the interest that was due on the Bonds as of March 1, 2015.

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

Oil prices cannot be predicted with any certainty and have significantly affected profitability and returns for upstream producers. Historically, West Texas Intermediate (“WTI”) crude oil prices have averaged approximately $90.46 per barrel over the past five years, per the U.S. Energy Information Administration. However, during that time, WTI oil prices have experienced wide fluctuations in prices, ranging from a high of $113.39 per barrel in May 2011 to a low of $43.39 per barrel in March 2015, with the median price of $93.47 per barrel. The daily WTI oil prices averaged approximately $48.49 and $98.68 for the three-month periods ended March 31, 2015 and 2014, respectively. Oil prices fell dramatically during the fourth quarter of 2014 and continued to be depressed throughout the first quarter of 2015, primarily as a result of oversupply and global economic pressures from middle-eastern oil producing countries.

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

Company Overview

The address of our principal executive office is 2549 W. Main Street, Suite 202, Littleton, Colorado, 80120. Our telephone number is 303-798-5235. Our current operations consist of 19 full-time employees.

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

During the past five years, we have engaged in exploration and production activities in both the northern United States, as well as southeastern Saskatchewan, Canada. In July 2014, we sold all of our net revenue and working interests in our Canadian oil and gas properties. As of March 31, 2015, we are engaged in exploration and production activities in the northwest portion of Divide County, North Dakota, where we target the extraction of oil and natural gas reserves from the Three Forks and Middle Bakken formations. We have aggressively pursued the development of our Spyglass Area, to which virtually all of our capital has been or is being deployed. Our Spyglass Area generated 100% and 98% of our revenue for the three-month periods ended March 31, 2015 and 2014, and represents 100% of our estimated remaining proved reserves as of March 31, 2015.

In addition to our existing wells, we own undeveloped acreage interests located in Sheridan, Daniels and Richland Counties, Montana. We currently do not plan to devote capital to any of these areas over the next twelve months.

Oil & Gas Wells

We are primarily focused on drilling and completing wells located within our Spyglass Area, located in northwestern Divide County, North Dakota. As of March 31, 2015, we had drilled and completed 54 gross (32.2 net) operated wells in our Spyglass Property, all of which were producing, and were in the process of completing two additional wells. An additional 2 gross (1.9 net) wells have been drilled and are awaiting completion.

We own working interests in our operated wells ranging from approximately 5% to 100%, with an average working interest of approximately 60%. Of the producing wells, 39 gross (25.0 net) operated wells were producing from the Three Forks formation and 15 gross (7.2 net) operated wells were producing from the Middle Bakken formation. We did not add any operated wells to production during the three-month period ended March 31, 2015.

Historically, we have elected to participate as a non-operating working interest partner in the drilling of 81 gross (4.2 net) wells within the Spyglass Area, all of which were producing as of December 31, 2014. In January 2015, we sold our net revenue and working interests in 25 gross (0.7 net) non-operated wells to SM Energy. Our working interest ownership in the remaining non-operated wells ranges from less than 1% to approximately 28%, with an average working interest of approximately 6%.

The following table summarizes our Spyglass Area well activity for the three-month period ended March 31, 2015:

		Non-	Total
	Operated	Operated	Spyglass
Gross Wells
Wells producing at beginning of period	54	81	135
Wells added to production during the period	-	-	-
Wells disposed of during the period	-	(25)	(25)
Wells producing at end of period	54	56	110

Net Wells
Wells producing at beginning of period	32.2	4.2	36.4
Wells added to production during the period	-	-	-
Wells disposed of during the period	-	(0.7)	(0.7)
Wells producing at end of period	32.2	3.5	35.7

Our capital expenditures related to exploration and well development totaled approximately $3.0 for the three-month period ended March 31, 2015. The cost of drilling and completing a successful well is dependent on a number of factors, including, among other things, the vertical depth of the well, the lateral length of the well, the geological zone targeted for development, the methods used to complete the well and the weather conditions at the time the well is drilled and completed. In general, our costs of drilling wells that we operate has decreased over time as a result of more efficient drilling operations, which decreased the average number of days it takes for us to reach total depth on our wells.

Oil and Gas Reserves

We estimate that our proved developed oil and gas reserves as of March 31, 2015 were approximately 5.6 million barrels of oil equivalent (“BOE”). Based on SEC pricing guidelines, which utilize a non-weighted average of the average monthly oil and gas prices for the preceding twelve-month period, the estimated pre-tax value of our proved oil and gas reserves, discounted at an annual rate of 10% (“PV10”) was approximately $135.6 million as of March 31, 2015, compared to approximately $178.5 million as of December 31, 2014. The decrease is primarily due to the significant decline in oil prices from the first quarter of 2014 to the first quarter of 2015. The average oil and gas prices used to estimate our proved oil and gas reserves as of March 31, 2015 were $78.48 and $3.45, respectively, compared to $82.36 and $5.08, respectively, as of December 31, 2014.

The sharp decline in oil prices significantly impacted both the reserve volume and PV10 value of our proved, undeveloped properties, as lower prices negatively affect the economic viability of drilling future wells. Based on SEC pricing guidelines, the PV10 value of our proved undeveloped reserves fell from approximately $49.5 million as of December 31, 2014 to approximately $39.4 million at March 31, 2015. The decrease in the our proved undeveloped reserves from December 31, 2014 to March 31, 2015 is primarily due to uncertainty regarding whether or not we will have sufficient capital to support our current development plan. Historically, we have utilized carry agreements and farm-out agreements to accelerate the drilling of operated wells. The PV10 value of our proved undeveloped reserves as of March 31, 2015 and December 31, 2014 has been determined based on the assumption that we will continue to utilize such arrangements in the future in order to continue our planned drilling activities. Accordingly, as of both dates, we have reduced our net revenue and working interests in the future wells that comprise our proved undeveloped reserves by 50% in consideration of the anticipated terms of such arrangements.

Overall, our total proved reserves volumes decreased from approximately 10.9 MBOE at December 31, 2014 to approximately 9.8 MBOE at March 31, 2015, primarily as a result of the current period production and the sale of our net revenue and working interests in certain non-operated wells during the period. The PV10 value of our total proved oil and gas reserves decreased from approximately $228.0 million at December 31, 2014 to approximately $175.0 million at March 31, 2015, primarily as a result of the aforementioned decline in oil prices.

PV10 is a standard, non-GAAP measure that is used within the oil and gas industry to value an entity’s proved oil and gas reserves, based on estimated future cash flows.

Operating Results

For the purpose of furthering the reader’s understanding of the results of our operations, we have elected to present certain non-GAAP financial measures that are commonly used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies, to analyze the results of our operations for the three-month periods ended March 31, 2015 and 2014. Specific non-GAAP financial measures presented include Adjusted Net Earnings, Adjusted Net Earnings per Share, Adjusted EBITDA and Adjusted Cash Flow from Operations. A description of each non-GAAP financial measure presented is provided below.

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

We believe that Adjusted Cash Flow from Operations is a meaningful financial measure because it excludes the majority of non-cash charges from EBITDA, yet includes the portion of interest expense that is paid in cash, thus providing a measurement of our ability to service our debt.

The following table summarizes our consolidated revenue, production data, and operating expenses for the three-month periods ended March 31, 2015 and 2014:

	2015	2014
Sales (in thousands):
Oil sales	$6,853	$12,267
Gas sales	10	72
Liquids sales	11	206
Total sales	$6,874	$12,545

Volumes:
Oil sales (barrels)	173,591	140,841
Gas sales (mcf)	4,354	11,370
Liquids sales (barrels)	456	5,312
Total barrels of oil equivalent (“BOE”)	174,443	148,048

Average daily sales volumes (BOE)	1,942	1,645

Average sales price:
Oil sales (per barrel)	$39.48	$87.10
Effect of derivatives settled in the normal course of business (per barrel)	-	0.82
Oil sales, net of settled derivatives (per barrel)	39.48	87.92
Gas sales (per mcf)	2.19	6.37
Liquids sales (per barrel)	23.72	38.83
Oil equivalent sales per BOE	$39.33	$85.52

Operating expenses (in thousands):
Lease operating expenses (“LOE”)	$2,780	$2,274
Production taxes	794	1,379
Total oil and gas production expenses	3,574	3,653
General and administrative expenses, excluding stock-based compensation	1,993	1,563
Stock-based compensation (non-cash)	364	454
Depletion, depreciation and amortization (non-cash)	5,562	3,636
Impairment of oil and gas properties (non-cash)	40,028	-
Total operating expenses	$51,521	$9,306

22

	2015	2014
Operating expenses per BOE:
LOE	$15.91	$15.36
Production taxes	4.54	9.32
Total oil and gas production expenses	20.45	24.68
General and administrative expenses, excluding stock-based compensation	11.41	10.56
Stock-based compensation (non-cash)	2.08	3.07
Depletion, depreciation and amortization (non-cash)	31.82	24.56
Impairment of oil and gas properties (non-cash)	229.03	-
Total operating expenses per BOE	$294.79	$62.87

Adjusted earnings (Non-GAAP; in thousands):
Net income (loss)	$(50,673)	$(1,028)
Add: Impairment of oil and gas properties	40,028	-
Add: Change in fair value of marketable securities	15	-
Add: Change in fair values of derivatives	-	1,823
Adjusted earnings	$(10,630)	$795

Adjusted earnings per share (Non-GAAP):
Basic	$(0.35)	$0.04
Diluted	$(0.35)	$0.04

Weighted average number of shares outstanding (in thousands):
Basic	30,449	18,557
Diluted	30,449	19,205

23

	2015	2014
Adjusted EBITDA (Non-GAAP; in thousands):
Net income (loss)	$(50,673)	$(1,028)
Less: Interest and dividend income	-	(16)
Add: Interest expense	5,992	3,214
Add: Income tax expense (benefit)	(19)	(638)
Add: Depletion, depreciation and amortization (non-cash)	5,562	3,636
Add: Stock-based compensation (non-cash)	364	454
Add: Accretion of asset retirement obligations (non-cash)	15	22
Add: Impairment of oil and gas properties (non-cash)	40,028	-
Change in fair value of marketable securities	15	-
Change in fair value of derivatives	-	1,823
Adjusted EBITDA	$1,284	$7,445

Adjusted EBITDA per share (Non-GAAP):
Basic	$0.04	$0.40
Diluted	$0.04	$0.40

Adjusted cash flow from operations (Non-GAAP):
Adjusted EBITDA	$1,284	$7,445
Less: Interest expense	(5,992)	(3,215)
Add: Amortization of deferred financing costs (non-cash)	1,079	380
Add: Amortization of bond discount (non-cash)	83	-
Adjusted cash flow from operations	$(3,546)	$4,610

Results of Operations for the three-month period ended March 31, 2015 vs March 31, 2014

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

Revenues from the sale of oil, natural gas and liquids totaled approximately $6.9 million for the three-month period ended March 31, 2015, compared to approximately $12.5 million for the three-month period ended March 31, 2014, a decrease of 45%. This decrease was driven primarily by an 8% increase in production by volume, which was partially offset by a 54% decline in oil prices, after considering the effects of settled derivatives. Our wells continue to be primarily oil-producing wells, with 99% of total revenues for the three-month periods ended March 31, 2015 and 2014 resulting from oil sales. Our average daily production for the three-month period ended March 31, 2015, calculated on a barrel of oil equivalent basis, was 1,942 BOEPD, compared to 1,645 BOEPD for 2014. Production volumes increased primarily due to the addition of 19 gross (12.2 net) operated wells to production within the Williston Basin since April 1, 2014. For the three-month period ended March 31, 2015, our average realized price per barrel of oil was $39.48 compared to an average realized price of $87.10 ($87.92, after considering the effects of settled derivatives) per barrel for the three-month period ended March 31, 2014.

Lease operating expenses totaled approximately $2.8 million for the three-month period ended March 31, 2015 compared to approximately $2.3 million for the three-month period ended March 31, 2014. On a per-unit basis, LOE increased from $15.36 per BOE for the three-month period ended March 31, 2014 to $15.91 per BOE for the three-month period ended March 31, 2015.

Production taxes totaled approximately $794,000 for the three-month period ended March 31, 2015, compared to approximately $1.4 million for the three-month period ended March 31, 2014. Production taxes, as a percentage of total revenues were approximately 11.6% and 11.0% for three-month periods ended March 31, 2015 and 2014, respectively.

General and administrative expenses, excluding stock based compensation, totaled approximately $2.0 million for the three-month period ended March 31, 2015, compared to approximately $1.6 million for the three-month period ended March 31, 2014. The increase in general and administrative expenses is primarily due to additional legal and investment banking fees incurred during the first quarter of 2015 related to potential debt restructuring activities. Included in general and administrative expenses is stock-based compensation totaling approximately $364,000 and $454,000 for the three-month period ended March 31, 2015 and 2014, respectively. Stock-based compensation is a non-cash charge to earnings.

Depletion, depreciation and amortization expense totaled approximately $5,562 million ($31.82 per BOE) for the three-month period ended March 31, 2015, compared to approximately $3.6 million ($24.56 per BOE) for the three-month period ended March 31, 2014. Our depletion expense is based on the capitalized costs related to oil and gas properties for which proved reserves have been assigned, plus the estimated future development costs necessary to convert proved undeveloped reserves to proved producing reserves. Our gross capitalized costs related to amortizable oil and gas properties, prior to any current period impairment adjustments, increased from approximately $193.3 million at March 31, 2014 to approximately $314 million at March 31, 2015. The increase in depletion expense was due primarily to the addition of 19 gross (12.2 net) operated wells to production since April 1, 2014 during that time, and the increase in estimated future development costs for undeveloped wells that were added to the Company’s total proved reserves based on the addition of these wells.

Under full cost accounting rules, we were required to write-down the value of our oil and gas properties, subject to amortization, as of March 31, 2015 by approximately $40.0 million. The impairment was largely due to depressed oil prices, which reduced the average price used to value the Company’s proved oil and gas reserves as of March 31, 2015. The impairment expense represents a non-cash charge against our earnings. Because SEC rules require proved oil and gas reserves to be valued using an unweighted arithmetic average of oil and gas prices for the preceding twelve-month period, and because forecasted oil prices for 2015 are projected to be lower than what was experienced during 2014, it is likely that we will recognized additional impairments during 2015 that will be material to our financial results.

In August 2014, we issued a series of 11% secured bonds (the “Bonds”) through a Rule 144A / Regulation S private offering. Net proceeds received from the issuance of the Bonds were approximately $167.3 million, net of the bond discount, investment banking fees and closing costs. We also incurred legal and bond rating fees totaling approximately $1.0 million in connection with the issuance of the Bonds. A portion of the net proceeds received from the issuance of the Bonds was used to repay in full the then-outstanding balance of the Credit Facility.

We recognized interest expense totaling approximately $3.2 million for the three-month period ended March 31, 2014 related to the amounts then-outstanding under the Credit Facility. For the three-month period ended March 31, 2015, we recognized approximately $5.3 million and $700,000 of interest expense associated with our outstanding Bonds and Senior Credit Facility, respectively.

Included in the aggregate interest expense figures for the three-month periods ended March 31, 2015 and 2014 is amortization of deferred financing costs of approximately $1.1 million and $380,000 respectively. The 2015 interest expense figure also includes the amortization of the original Bond discount of approximately $83,000. The amortization of the original issuance Bond discount and deferred financing costs are non-cash items. The specific terms of the Bonds are discussed in the “Liquidity and Capital Resources” section, below.

In connection with Credit Facility, we were required to enter into price swap agreements with Morgan Stanley Capital Group, Inc. (“ MSCG”) covering up to 85% of the anticipated production from our estimated proved developed reserves over the remaining life of the MSCG Credit Facility. The purpose of price swap agreements was to limit our potential exposure to falling oil prices. Sustained oil prices above the pre-determined terms of our price-swap agreements resulted in realized and unrealized losses, while sustained oil prices below the pre-determined terms of our price swap agreements resulted in realized and unrealized gains. The price swap agreements were considered derivatives under generally accepted accounting principles. We recognized losses on the normal settlement of these monthly swap agreements totaling approximately $116,000 for the three-month period ended March 31, 2014. The price swap agreements were fully settled in August 2014 in connection with the termination of the Credit Facility. We recognized unrealized losses totaling approximately $1.8 million resulting from the change in fair value of unsettled price swaps during the three-month period ended March 31, 2014. In September 2014, we entered into new swap agreements covering approximately 55% of our expected oil production through December 2015. This swap agreement was cancelled in the fourth quarter of 2014.

We recognized an estimated income tax expense of $19,000 and an estimated income tax benefit of approximately $638,000 for the three-month periods ended March 31, 2015 and 2014, respectively.

Our basic and diluted loss per share was $1.66 and $0.06 for the three-month periods ended March 31, 2015 and 2014, respectively. Because we recognized net losses for the periods, diluted income per share is calculated using the basic weighted average number of weighted shares outstanding for the period, as the effect of including potentially dilutive items would be anti-dilutive.

Our adjusted loss for the three-month period ended March 31, 2015 was approximately $10.6 million, compared to an adjusted earnings of approximately $795,000 for the three-month period ended March 31, 2014. Adjusted earnings is derived by adding back unrealized changes in fair value of commodity derivatives (non-cash) to net income or adjusting for other non-recurring gains or losses during the period. Adjusted earnings is a non-GAAP financial measure.

Our adjusted EBITDA for the three-month periods ended March 31, 2015 and 2014 was approximately $1.3 million and $7.4 million, respectively. Adjusted EBITDA represents net earnings before interest income, dividend income, interest expense, income taxes, depletion, depreciation, and amortization, non-cash expenses related to stock-based compensation, impairment of oil and gas properties, loss on early extinguishment of debt, accretion of asset retirement obligations and changes in fair value of commodity derivatives (non-cash), and adjusted for other non-recurring gains or losses during the period. Adjusted EBITDA is a non-GAAP financial measure.

Liquidity and Capital Resources

As of March 31, 2015, our assets totaled approximately $211.9 million, which included, among other items, cash balances of approximately $20.1 million, trade receivables totaling approximately $8.9 million and marketable securities valued at approximately $741,000.

As of March 31, 2015, we had a working capital deficit of approximately $184.4 million, which reflects the classification of approximately $173.5 million of Bonds as current liabilities. The sharp decline in oil prices that occurred during the latter part of 2014, and the continued depressed pricing, has materially reduced the revenues that were generated from the sale of our oil and gas production volumes during that period, which, in turn, negatively affected our current working capital balance. The potential for future oil prices to remain at their current price levels for an extended period of time raises substantial doubt regarding our ability to continue as a going concern. Should the prevailing oil prices as of March 31, 2015 remain in effect for an extended period of time, it is likely that we would need to pursue some form of asset sale, debt restructuring or capital raising effort in order to fund our operations and to service our existing debt during the next twelve months. Our management is actively developing plans to improve our working capital position and/or to reduce its future debt service costs, through the aforementioned means, in order to remain a going concern for the foreseeable future. If we are unable to restructure our Bonds, obtain additional debt or equity financing or achieve adequate proceeds from the sale of assets, we may file a voluntary petition for reorganization relief under Chapter 11 of the Bankruptcy Code in order to provide us with additional time to identify an appropriate solution to our financial situation and to implement a plan of reorganization aimed at improving our capital structure.

As a result of falling oil prices, we generated approximately $4.2 million of negative cash flow from our operations for the three-month period ended March 31, 2015. This figure includes the non-cash accrual of approximately $4.8 million of interest associated with our Bonds.

Our Bonds, which mature on September 1, 2019, carry an annual interest rate of 11% and are secured by second lien positions in substantially all of our assets. Interest related to the Bonds is payable in arrears on March 1st and September 1st of each year until the bonds mature. The Bond Indenture contains customary affirmative and negative covenants for financial instruments of this nature, including limitations with respect to our ability to pay dividends, distributions and to secure additional future borrowings.

We elected to defer the payment of approximately $9.8 million of interest on our Bonds that was due on March 2, 2015. The terms of the Bond Indenture provide for a 30-day cure period, during which the interest payment could have been made without the late payment constituting an event of default. We did not pay the interest due on the Bonds prior to the end of the 30-day grace period.

Because we did not make the required interest payment on our Bonds prior to the expiration of the 30-day grace period, and pursuant to generally accepted accounting principles, we have classified the Bonds as a current liability as of March 31, 2015. The failure to pay the full amount of interest that was due on the bonds as of March 31, 2015 constitutes an event of default under the terms of the Bond Indenture.

On April 2, 2015, we entered into a Forbearance Agreement with an Ad Hoc Group that represents four bondholders who collectively own or manage in excess of 50% of the par value of the Bonds. Also on April 2, 2015, pursuant to the terms of the Forbearance Agreement, we paid $4.0 million of the interest that was due on the Bonds as of March 1, 2015. The Forbearance Agreement expires on the earliest to occur of (i) the occurrence of any Event of Default under subsections 6.01(10) or 6.01(11) of the Indenture or the commencement of an involuntary proceeding or filing of an involuntary petition against our subsidiary or us under any federal, state or foreign bankruptcy, insolvency, receivership or similar law, (ii) May 15, 2015 or (iii) the occurrence of a forbearance default as defined by the Forbearance Agreement. During the forbearance period, (i) the Ad Hoc Group has agreed to forbear from exercising certain of their default-related rights and remedies against our subsidiary and us and to negotiate and effectuate restructuring of our financial affairs and (ii) we have agreed, among other items, to provide the Ad Hoc Group with certain financial and related information on an on-going basis. We cannot provide any assurance as to the form of any such potential restructuring, or its timing, or whether we will be able to restructure our financial affairs in part or in full.

Although we do not have any current plans to do so, it is possible that we may seek to borrow additional funds or to raise capital through the sale of additional shares of our common stock at any time in the future, in order to fund future drilling activities, to develop our existing acreage further, or to acquire acreage or interests in other oil and gas properties.

Litigation

As of March 31, 2015, we were not subject to any material known, pending or threatened litigation.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4. CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Principal Accounting Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that the Company’s internal controls over financial reporting were effective as of March 31, 2015.

During the quarter ended March 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not currently a party to any material legal proceedings.

ITEM IA. RISK FACTORS.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no sales of unregistered equity securities during the quarter ended March 31, 2015.

There were no repurchases of our common stock during the quarter ended March 31, 2015. We do not currently have an announced repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We continue to be in default under the terms of certain notes we sold in August 2014 (the “August Notes”) as disclosed in our Current Report on Form 8-K filed with the SEC on April 7, 2015. As of May 7, 2015, we are in default under the August Notes in the total amount of approximately $175 million. The interest due but unpaid as of such date was approximately $5.8 million.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

Exhibit	Description of Exhibit

2.1	Agreement and Plan of Merger among Eternal Energy Corp., Eternal Sub Corp. and American Eagle Energy Inc., dated April 8, 2011. (Incorporated by reference to Exhibit 2.1 of our Registration Statement on Form S-4 filed May 4, 2011.)
2.1(a)	First Amendment to Agreement and Plan of Merger among Eternal Energy Corp., Eternal Sub Corp. and American Eagle Energy Inc., dated September 28, 2011. (Incorporated by reference to Exhibit 2.1(a) of our Current Report on Form 8-K filed September 28, 2011.)
3(i).1	Articles of Incorporation filed with the Nevada Secretary of State on July 25, 2003. (Incorporated by reference to Exhibit 3.1 of our Form 10-SB filed August 18, 2004.)
3(i).2	Certificate of Change filed with the Nevada Secretary of State effective November 7, 2005. (Incorporated by reference to Exhibit 3(i).2 of our Current Report on Form 8-K filed November 9, 2005.)
3(i).3	Articles of Merger filed with the Nevada Secretary of State effective November 7, 2005. (Incorporated by reference to Exhibit 3(i).3 of our Current Report on Form 8-K filed November 9, 2005.)
3(i).4	Articles of Merger filed with the Nevada Secretary of State effective November 30, 2011. (Incorporated by reference to Exhibit 3(i).4 of our Current Report on Form 8-K filed December 20, 2011.)
3(i).5	Articles of Merger filed with the Nevada Secretary of State effective November 30, 2011. (Incorporated by reference to Exhibit 3(i).5 of our Current Report on Form 8-K filed December 20, 2011.)
3(i).6	Certificate of Change filed with the Nevada Secretary of State effective November 30, 2011. (Incorporated by reference to Exhibit 3(i).6 of our Current Report on Form 8-K filed December 20, 2011.)
3(i).7	Certificate of Change filed with the Nevada Secretary of State effective March 18, 2014. (Incorporated by reference to Exhibit 3(i).7 of our Current Report on Form 8-K filed on March 21, 2014.)
3(ii).1	Bylaws, adopted July 18, 2003. (Incorporated by reference to Exhibit 3.2 of our Form 10-SB filed August 18, 2004.)
3(ii).2	Amendment No. 1 to Bylaws, adopted November 4, 2005. (Incorporated by reference to Exhibit 3(ii) of our Current Report on Form 8-K filed November 9, 2005.)
3(ii).3	Amendment No. 2 to Bylaws, adopted February 22, 2011. (Incorporated by reference to Exhibit 3(ii).3 of our Current Report on Form 8-K filed February 23, 2011.)
4.1	American Eagle Energy Corporation 2012 Equity Incentive Plan. (Incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.2	Non-qualified Stock Option Agreement, dated as of October 30, 2009, by and between the Registrant and Bradley M. Colby. (Incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.3	Non-qualified Stock Option Agreement, dated as of October 30, 2009, by and between the Registrant and John Anderson. (Incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.4	Non-qualified Stock Option Agreement, dated as of October 30, 2009, by and between the Registrant and Paul E. Rumler. (Incorporated by reference to Exhibit 4.4 of our Registration Statement on Form S-8 filed February 28, 2012.)

4.5	Non-qualified Stock Option Agreement, dated as of December 30, 2010, by and between the Registrant and Bradley M. Colby. (Incorporated by reference to Exhibit 4.5 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.6	Non-qualified Stock Option Agreement, dated as of December 30, 2010, by and between the Registrant and Thomas G. Lantz. (Incorporated by reference to Exhibit 4.6 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.7	American Eagle Energy Corporation 2013 Equity Incentive Plan. (Incorporated by reference to Exhibit 4.7 of our Annual Report on Form 10-K filed March 28, 2014.)
4.8	Non-qualified Stock Option Agreement, dated as of December 30, 2010, by and between the Registrant and Richard Findley. (Incorporated by reference to Exhibit 4.8 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.9	Non-qualified Stock Option Agreement, dated as of December 28, 2011, by and between the Registrant and Paul E. Rumler. (Incorporated by reference to Exhibit 4.9 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.10	Non-qualified Stock Option Agreement, dated as of December 28, 2011, by and between the Registrant and John Anderson. (Incorporated by reference to Exhibit 4.10 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.11	Reserved for future use.
4.12	Non-qualified Stock Option Agreement, dated as of December 28, 2011, by and between the Registrant and Kirk Stingley. (Incorporated by reference to Exhibit 4.12 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.13	Non-qualified Stock Option Agreement, dated as of December 14, 2012, by and between the Registrant and Bradley M. Colby. (Incorporated by reference to Exhibit 4.13 of our Annual Report on Form 10-K filed March 28, 2014.)
4.14	Non-qualified Stock Option Agreement, dated as of December 14, 2012, by and between the Registrant and Thomas G. Lantz. (Incorporated by reference to Exhibit 4.14 of our Annual Report on Form 10-K filed March 28, 2014.)
4.15	Non-qualified Stock Option Agreement, dated as of December 14, 2012, by and between the Registrant and Kirk A. Stingley. (Incorporated by reference to Exhibit 4.15 of our Annual Report on Form 10-K filed March 28, 2014.)
4.16	Non-qualified Stock Option Agreement, dated as of December 14, 2012, by and between the Registrant and Richard Findley. (Incorporated by reference to Exhibit 4.16 of our Annual Report on Form 10-K filed March 28, 2014.)
4.17	Non-qualified Stock Option Agreement, dated as of December 14, 2012, by and between the Registrant and Paul E. Rumler. (Incorporated by reference to Exhibit 4.17 of our Annual Report on Form 10-K filed March 28, 2014.)
4.18	Non-qualified Stock Option Agreement, dated as of December 14, 2012, by and between the Registrant and John Anderson. (Incorporated by reference to Exhibit 4.18 of our Annual Report on Form 10-K filed March 28, 2014.)
4.19	Non-qualified Stock Option Agreement, dated as of February 21, 2012, by and between the Registrant and Andrew P. Calerich. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 21, 2012.)
4.20	Non-qualified Stock Option Agreement, dated as of November 14, 2013, by and between the Registrant and James N. Whyte. (Incorporated by reference to Exhibit 4.20 of our Current Report on Form 8-K filed November 14, 2013.)
4.21	Non-qualified Stock Option Agreement, dated as of December 14, 2012, by and between the Registrant and Andrew P. Calerich. (Incorporated by reference to Exhibit 4.21 of our Annual Report on Form 10-K filed March 28, 2014.)
4.22	Non-qualified Stock Option Agreement, dated as of December 13, 2013, by and between the Registrant and Bradley M. Colby. (Incorporated by reference to Exhibit 4.22 of our Annual Report on Form 10-K filed March 28, 2014.)
4.23	Non-qualified Stock Option Agreement, dated as of December 13, 2013, by and between the Registrant and Thomas G. Lantz. (Incorporated by reference to Exhibit 4.23 of our Annual Report on Form 10-K filed March 28, 2014.)
4.24	Non-qualified Stock Option Agreement, dated as of December 13, 2013, by and between the Registrant and Kirk A. Stingley. (Incorporated by reference to Exhibit 4.24 of our Annual Report on Form 10-K filed March 28, 2014.)
4.25	Non-qualified Stock Option Agreement, dated as of December 13, 2013, by and between the Registrant and Richard Findley. (Incorporated by reference to Exhibit 4.25 of our Annual Report on Form 10-K filed March 28, 2014.)
4.26	Non-qualified Stock Option Agreement, dated as of December 13, 2013, by and between the Registrant and Paul E. Rumler. (Incorporated by reference to Exhibit 4.26 of our Annual Report on Form 10-K filed March 28, 2014.)
4.27	Non-qualified Stock Option Agreement, dated as of December 13, 2013, by and between the Registrant and John Anderson. (Incorporated by reference to Exhibit 4.27 of our Annual Report on Form 10-K filed March 28, 2014.)
4.28	Non-qualified Stock Option Agreement, dated as of December 13, 2013, by and between the Registrant and Andrew P. Calerich. (Incorporated by reference to Exhibit 4.28 of our Annual Report on Form 10-K filed March 28, 2014.)
4.29	Non-qualified Stock Option Agreement, dated as of December 13, 2013, by and between the Registrant and James N. Whyte. (Incorporated by reference to Exhibit 4.29 of our Annual Report on Form 10-K filed March 28, 2014.)
10.1	Agreement and Plan of Merger between Golden Hope Resources Corp. (renamed Eternal Energy Corp.) and Eternal Energy Corp., filed with the Nevada Secretary of State effective November 7, 2005. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed November 9, 2005.)
10.2	Reserved for future use.
10.3	Purchase and Sale Agreement, dated June 18, 2010, between Eternal Energy Corp. and American Eagle Energy Inc. (Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q filed August 16, 2010.)
10.4	Restricted Common Stock Purchase Agreement, dated January 4, 2013, by and between American Eagle Energy Corporation and Power Energy Holdings, LLC. (Incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q filed May 14, 2013.)
10.5	Common Stock Purchase Agreement, dated August 9, 2013, by and between American Eagle Energy Corporation and Power Energy Holdings, LLC. (Incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q filed August 19, 2013.)

10.6	Purchase, Sale and Option Agreement, dated August 12, 2013, by and between American Eagle Energy Corporation and USG Properties Bakken I, LLC. (Incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q filed November 14, 2013.)
10.6a	First Amendment to Purchase, Sale and Option Agreement, dated September 30, 2013, by and between American Eagle Energy Corporation and USG Properties Bakken I, LLC. (Incorporated by reference to Exhibit 10.6a of our Quarterly Report on Form 10-Q filed November 14, 2013.)
10.6b	Second Amendment to Purchase, Sale and Option Agreement, dated October 2, 2013, by and between American Eagle Energy Corporation and USG Properties Bakken I, LLC. (Incorporated by reference to Exhibit 10.6b of our Quarterly Report on Form 10-Q filed November 14, 2013.)
10.6c	Notice of Exercise pursuant to the Purchase and Sale and Option Agreement, dated October 2, 2013, by and between American Eagle Energy Corporation and USG Properties Bakken I, LLC. (Incorporated by reference to Exhibit 10.6c of our Quarterly Report on Form 10-Q filed November 14, 2013.)
10.7	Underwriting Agreement, dated March 18, 2014, by and between American Eagle Energy Corporation and Johnson Rice & Company LLC. (Incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K, filed March 19, 2014.)
10.8	Purchase Agreement, dated October 2, 2013, by and between American Eagle Energy Corporation and Northland Securities, Inc. (Incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed on October 2, 2013.)
10.9	Purchase Agreement, dated October 9, 2013, by and between American Eagle Energy Corporation and Northland Securities, Inc. (Incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed on October 10, 2013.)
10.10	Reserved for future use.
10.11	Amended and Restated Employment Agreement, effective May 1, 2013, by and between the Registrant and Bradley M. Colby. (Incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-K filed March 28, 2014.)
10.12	Employment Agreement, effective May 1, 2013, by and between the Registrant and Thomas G. Lantz. (Incorporated by reference to Exhibit 10.12 of our Annual Report on Form 10-K filed March 28, 2014.)
10.13	Employment Agreement, effective May 1, 2013, by and between the Registrant and Kirk Stingley. (Incorporated by reference to Exhibit 10.13 of our Annual Report on Form 10-K filed March 28, 2014.)
10.14	Consulting Agreement, effective November 30, 2011, by and between the Registrant and Richard Findley. (Incorporated by reference to Exhibit 10.41 of our Annual Report on Form 10-K filed April 16, 2012.)
10.15	Reserved for future use.
10.16	Reserved for future use.
10.17	Carry Agreement, dated August 12, 2013, by and among American Eagle Energy Corporation, AMZG, Inc. and USG Properties Bakken I, LLC. (Incorporated by reference to Exhibit 10.20 of our Quarterly Report on Form 10-Q filed August 19, 2013.)
10.18	Farm-Out Agreement, dated August 12, 2013, by and among American Eagle Energy Corporation, AMZG, Inc. and USG Properties Bakken I, LLC. (Incorporated by reference to Exhibit 10.21 of our Quarterly Report on Form 10-Q, filed August 19, 2013.)
10.19	Letter Agreement, dated March 21, 2014, by and between American Eagle Energy Corporation and USG Properties Bakken I, LLC. (Incorporated by reference to Exhibit 10.19 of our Annual Report on Form 10-K filed March 28, 2014.)
10.19a	Amendment and Addendum to Letter Agreement, dated March 27, 2014, by and among American Eagle Energy Corporation and USG Properties Bakken I, LLC. (Incorporated by reference to Exhibit 10.19a of our Annual Report on Form 10-K filed March 28, 2014.)
10.20	Credit Agreement, dated August 19, 2013, by and among American Eagle Energy Corporation, the lenders parties thereto, and Morgan Stanley Capital Group Inc., as administrative agent for such lenders. (Incorporated by reference to Exhibit 10.20 of our Form 8-K filed August 23, 2013.)
10.20a	First Amendment to the Credit Agreement, dated October 2, 2013, by and among American Eagle Energy Corporation, the lenders parties thereto, and Morgan Stanley Capital Group Inc. (Incorporated by reference to Exhibit 10.20a of our Quarterly Report on Form 10-Q filed November 6, 2014.)
10.20b	Second Amendment to the Credit Agreement, dated October 2, 2013, by and among American Eagle Energy Corporation, the lenders parties thereto, and Morgan Stanley Capital Group Inc. (Incorporated by reference to Exhibit 10.20b of our Quarterly Report on Form 10-Q filed November 6, 2014.)
10.20c	Third Amendment to the Credit Agreement, dated July 21, 2014, by and among American Eagle Energy Corporation, the lenders parties thereto, and Morgan Stanley Capital Group Inc. (Incorporated by reference to Exhibit 10.20c of our Quarterly Report on Form 10-Q filed August 4, 2014.)
10.21	Promissory Note, dated August 19, 2013, by American Eagle Energy Corporation, payable to the order of Morgan Stanley Capital Group Inc. in the principal amount of $200,000,000. (Incorporated by reference to Exhibit 10.21 of our Form 8-K filed August 23, 2013.)
10.22	Pledge and Security Agreement, dated as of August 19, 2013, by and among American Eagle Energy Corporation, AMZG, Inc., AEE Canada, Inc., EERG Energy ULC, and Morgan Stanley Capital Group Inc. (Incorporated by reference to Exhibit 10.22 of our Form 8-K filed August 23, 2013.)

10.23	Mortgage-Collateral Real Estate Mortgage, Deed of Trust, Indenture, Security Agreement, Fixture Filing, As-Extracted Collateral Filing, Financing Statement and Assignment of Production, dated as of August 19, 2013, by and among American Eagle Energy Corporation, AMZG, Inc., and Morgan Stanley Capital Group Inc. (Incorporated by reference to Exhibit 10.23 of our Form 8-K filed August 23, 2013.)
10.24	Guaranty Agreement, dated as of August 19, 2013, by and among AMZG, Inc., AEE Canada Inc., EERG Energy ULC, and Morgan Stanley Capital Group Inc. (Incorporated by reference to Exhibit 10.24 of our Form 8-K filed August 23, 2013.)
10.25	Form of Warrant of American Eagle Energy Corporation. (Incorporated by reference to Exhibit 10.25 of our Form 8-K filed August 23, 2013.)
10.26	Reserved for future use.
10.27	Lease Agreement, dated January 1, 2009, by and between Eternal Energy Corp. and Oakley Ventures, LLC. (Incorporated by reference to Exhibit 10.27 of our Annual Report on Form 10-K filed March 23, 2010.)
10.27a	Lease Addendum, dated October 1, 2011, by and between Eternal Energy Corp. and Oakley Ventures, LLC, and Exhibit A thereto. (Incorporated by reference to Exhibit 10.27a of our Annual Report on Form 10-K filed April 16, 2012.)
10.27b	Lease Addendum, dated July 1, 2012, by and between American Eagle Energy Corporation and Oakley Ventures, LLC. (Incorporated by reference to Exhibit 10.27b of our Quarterly Report on Form 10-Q filed on August 20, 2012.)
10.27c	Lease Addendum, dated November 1, 2013, by and between American Eagle Energy Corporation and Oakley Ventures, LLC. (Incorporated by reference to Exhibit 10.27c of our Quarterly Report on Form 10-Q filed November 6, 2014.)
10.28	Indenture, dated August 27, 2014, by and between American Eagle Energy Corporation and U.S. Bank National Association.
10.29	Purchase Agreement, dated August 13, 2014, by and between American Eagle Energy Corporation and GMP Securities L.P. (Incorporated by reference to Exhibit 10.29 of our Quarterly Report on Form 10-Q filed November 6, 2014.)
10.30	Registration Rights Agreement, dated August 27, 2014, by and among American Eagle Energy Corporation and GMP Securities L.P. (Incorporated by reference to Exhibit 10.30 of our Quarterly Report on Form 10-Q filed November 6, 2014.)
10.31	Credit Agreement, dated August 27, 2014, by and among American Eagle Energy Corporation, SunTrust Bank and SunTrust Robinson Humphrey, Inc. (Incorporated by reference to Exhibit 10.31 of our Quarterly Report on Form 10-Q filed November 6, 2014.)
10.32	Guarantee and Collateral Agreement, dated August 27, 2014, by and between American Eagle Energy Corporation, Grantors and SunTrust Bank. (Incorporated by reference to Exhibit 10.32 of our Quarterly Report on Form 10-Q filed November 6, 2014.)
10.33	Intercreditor Agreement, dated August 27, 2014, by and among American Eagle Energy Corporation, SunTrust Bank and U.S. Bank National Association. (Incorporated by reference to Exhibit 10.33 of our Quarterly Report on Form 10-Q filed November 6, 2014.)
10.34	Forbearance Agreement among the members of the ad hoc bondholders group and our subsidiary and us, dated April 2, 2015. (Incorporated by reference to Exhibit 10.34 of our Current Report on Form 8-K filed April 7, 2015.)
10.35	Reserved for future use.
10.36	Letter of Intent, dated February 22, 2011, by and between Eternal Energy Corp. and American Eagle Energy Inc. (Incorporated by reference to Exhibit 10.36 of our Annual Report on Form 10-K filed March 23, 2011.)
10.37	Engagement Letter for Professional Services, dated February 25, 2011, by and between Eternal Energy Corp. and C.K. Cooper & Company. (Incorporated by reference to Exhibit 10.37 of our Annual Report on Form 10-K filed March 23, 2011.)
10.38	Participation and Operating Agreement, dated April 15, 2011, by and among Eternal Energy Corp., AEE Canada Inc. and Passport Energy Inc. (Incorporated by reference to Exhibit 10.38 of our Registration Statement on Form S-4 filed May 4, 2011.)
10.38a	Amendment to the Participation and Operating Agreement, dated February 1, 2012, by and among Eerg Energy Ulc, Aee Canada Inc. and Passport Energy Inc. (Incorporated by reference to Exhibit 10.38a of our Annual Report on Form 10-K/A filed April 10, 2012.)
10.39^	Purchase and Sale Agreement, dated May 17, 2011, by and among Eternal Energy Corp., American Eagle Energy Inc., and NextEra Energy Gas Producing, LLC. (Incorporated by reference to Exhibit 10.39 of our Amended Quarterly Report on Form 10-Q/A filed October 11, 2011.)
10.40^	Purchase and Sale Agreement, dated May 17, 2011, by and among Eternal Energy Corp., American Eagle Energy Inc., and NextEra Energy Gas Producing, LLC. (Incorporated by reference to Exhibit 10.40 of our Amended Quarterly Report on Form 10-Q/A filed October 11, 2011.)
10.40a	First Amendment to Purchase and Sale Agreement, dated June 14, 2011, by and among Eternal Energy Corp., American Eagle Energy Inc., and NextEra Energy Gas Producing, LLC. (Incorporated by reference to Exhibit 10.40a of our Quarterly Report on Form 10-Q filed August 18, 2011.)
10.40b	Second Amendment to Purchase and Sale Agreement, dated July 25, 2011, by and among Eternal Energy Corp., American Eagle Energy Inc., and NextEra Energy Gas Producing, LLC. (Incorporated by reference to Exhibit 10.40b of our Quarterly Report on Form 10-Q filed August 18, 2011.)

10.41^	Purchase and Sale Agreement, dated November 15, 2011, by and among Eternal Energy Corp., American Eagle Energy Inc., and NextEra Energy Gas Producing, LLC. (Incorporated by reference to Exhibit 10.38a of our Annual Report on Form 10-K/A filed April 10, 2012.)
10.42^	Carry Agreement, dated April 16, 2012, by and among American Eagle Energy Corporation, American Eagle Energy Inc., and NextEra Energy Gas Producing, LLC, and Exhibit C thereto. (Incorporated by reference to Exhibit 10.42 of our Quarterly Report on Form 10-Q filed on August 20, 2012.
10.43	First Amendment to Carry Agreement, dated July 15, 2012, by and among American Eagle Energy Corporation, American Eagle Energy Inc., and NextEra Energy Gas Producing, LLC. (Incorporated by reference to Exhibit 10.43 of our Quarterly Report on Form 10-Q filed on August 20, 2012.)
10.44	ISDA Master Agreement, dated December 27, 2012, by and among American Eagle Energy Corporation, AMZG, Inc., and Macquarie Bank Limited. (Incorporated by reference to Exhibit 10.44 of our Annual Report on Form 10-K filed on April 16, 2013.)
10.44a	Schedule to the 2002 ISDA Master Agreement, dated December 27, 2012, by and among American Eagle Energy Corporation, AMZG, Inc., and Macquarie Bank Limited. (Incorporated by reference to Exhibit 10.44a of our Annual Report on Form 10-K filed on April 16, 2013.)
10.45	Commodity Swap Transaction Confirmation, dated December 27, 2012, by and among American Eagle Energy Corporation, AMZG, Inc., and Macquarie Bank Limited. (Incorporated by reference to Exhibit 10.45 of our Annual Report on Form 10-K filed on April 16, 2013.)
10.46	Security Agreement, dated December 27, 2012, by and among American Eagle Energy Corporation, AMZG, Inc., and Macquarie Bank Limited. (Incorporated by reference to Exhibit 10.46 of our Annual Report on Form 10-K filed on April 16, 2013.)
10.47	Mortgage, Security Agreement, Fixture Filing, Financing Statement and Assignment of Production and Revenue, dated December 27, 2012, by and among American Eagle Energy Corporation, AMZG, Inc., and Macquarie Bank Limited. (Incorporated by reference to Exhibit 10.47 of our Annual Report on Form 10-K filed on April 16, 2013.)
10.48	Purchase and Sale Agreement, dated December 20, 2012, by and between USG Properties Bakken I, LLC and American Eagle Energy Corporation. (Incorporated by reference to Exhibit 10.48 of our Annual Report on Form 10-K filed on April 16, 2013.)
10.49	Purchase and Sale Agreement, dated November 20, 2012, by and between SM Energy Company and American Eagle Energy Corporation. (Incorporated by reference to Exhibit 10.49 of our Annual Report on Form 10-K filed on April 16, 2013.)
21.1	List of Subsidiaries. (Incorporated by reference to Exhibit 21.1 of our Annual Report on Form 10-K filed March 31, 2015.)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Letter from SunTrust Bank, as control agent, dated April 2, 2015. (Incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed April 7, 2015.)
99.2	Letter from SunTrust Bank, as administrative agent, dated April 2, 2015. (Incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K filed April 7, 2015.)

EXHIBIT 101.INS*	XBRL INSTANCE DOCUMENT
EXHIBIT 101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
EXHIBIT 101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EXHIBIT 101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EXHIBIT 101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
EXHIBIT 101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Filed herewith.
^	Portions omitted pursuant to a request for confidential treatment.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EAGLE ENERGY CORPORATION

(Registrant)

May 8, 2015	/s/ BRADLEY M. COLBY
Bradley M. Colby
President and Chief Executive Officer

