Form 10-Q
period 2015-06-30
AMERICAN EAGLE ENERGY Corp
filed 2015-08-10
CIK 1282613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015.

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

30,448,714 shares of common stock issued and outstanding at August 10, 2014.

INDEX

A Note About Forward Looking Statements	2

PART I - FINANCIAL INFORMATION	3

Item 1 – Condensed Consolidated Financial Statements (Unaudited)	3

Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 (Unaudited)	5

Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three-Month and Six-Month Periods Ended June 30, 2015 and 2014 (Unaudited)	6

Condensed Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2015 and 2014 (Unaudited)	8

Notes to the Condensed Consolidated Financial Statements (Unaudited)	9

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 4 – Controls and Procedures	36

PART II – OTHER INFORMATION	37

Item 6 – Exhibits	37

Signatures	42

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

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Eagle Energy Corporation

(Debtors-In-Possession)

Condensed Consolidated Financial Statements

As of June 30, 2015 and December 31, 2014 and

For the Three-Month and Six-Month Periods Ended June 30, 2015 and 2014

American Eagle Energy Corporation

(Debtors-In-Possession)

Index to the Condensed Consolidated Financial Statements

As of June 30, 2015 and December 31, 2014 and

For the Three-Month and Six-Month Periods Ended June 30, 2015 and 2014

Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 (Unaudited)	5

Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three-Month and Six-Month Periods Ended June 30, 2015 and 2014 (Unaudited)	6

Condensed Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2015 and 2014 (Unaudited)	8

Notes to the Condensed Consolidated Financial Statements (Unaudited)	9

American Eagle Energy Corporation

(Debtors-In-Possession)

Condensed Consolidated Balance Sheets - (Unaudited)

(In Thousands, except for Per Share Data)

	June 30,	December 31,
	2015	2014
Current assets:
Cash	$11,528	$25,888
Trade receivables	11,246	9,466
Income tax receivable	-	25
Prepaid expenses	1,061	128
Total current assets	23,835	35,507
Equipment and leasehold improvements, net of accumulated depreciation and amortization of $566 and $490, respectively	140	210
Oil and gas properties, full-cost method – subject to amortization, net of accumulated depletion of $46,047 and $35,332, respectively	91,674	226,918
Marketable securities	710	756
Other assets	121	7,543
Total assets	$116,480	$270,934

Current liabilities:
Accounts payable and accrued liabilities	$4,138	$49,065
Bonds payable, net of discount of $0 and $1,532, respectively (Note 10)	-	173,467
Total current liabilities	4,138	222,532
Liabilities subject to compromise	206,612	-
Asset retirement obligation	1,385	1,428
Total liabilities	212,135	223,960
Stockholders’ equity (deficit):
Common stock, $.001 par value, 48,611 shares authorized and 30,449 shares outstanding	30	30
Additional paid-in capital	148,055	147,275
Accumulated deficit	(243,740)	(100,331)
Total stockholders’ equity (deficit)	(95,655)	46,974
Total liabilities and stockholders’ equity (deficit)	$116,480	$270,934

The accompanying notes are an integral part of the condensed consolidated financial statements.

American Eagle Energy Corporation

(Debtors-In-Possession)

Condensed Consolidated Statements of Operations and Comprehensive Loss - (Unaudited)

(In Thousands, except for Per Share Data)

	For the Three-Month Period		For the Six-Month Period
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Oil and gas sales	$7,141	$16,463	$14,015	$29,008

Operating expenses:
Oil and gas production costs	2,631	5,200	6,205	8,853
General and administrative	2,801	1,663	5,159	3,680
Depletion, depreciation and amortization	5,229	5,707	10,791	9,343
Impairment of oil and gas properties, subject to amortization	78,071	-	118,099	-

Total operating expenses	88,732	12,570	140,254	21,876

Total operating income (loss)	(81,591)	3,893	(126,239)	7,132

Interest and dividend income	-	12	-	28
Interest expense	(2,221)	(3,251)	(8,212)	(6,466)
Reorganization costs	(8,893)	-	(8,893)	-
Change in fair value of marketable securities	(31)	-	(46)	-
Losses on settlement of derivatives	-	(457)	-	(341)
Change in fair value of derivatives	-	(6,200)	-	(8,023)

Total other income (expense)	(11,145)	(9,896)	(17,151)	(14,802)

Loss before taxes	(92,736)	(6,003)	(143,390)	(7,670)

Income tax expense (benefit)	-	(2,103)	19	(2,742)

Net loss	$(92,736)	$(3,900)	$(143,409)	$(4,928)

Net loss per common share:
Basic	$(3.05)	$(0.13)	$(4.71)	$(0.20)
Diluted	$(3.05)	$(0.13)	$(4.71)	$(0.20)

Weighted average number of shares outstanding -
Basic	30,449	30,436	30,449	24,529
Diluted	30,449	30,436	30,449	24,529

The accompanying notes are an integral part of the condensed consolidated financial statements.

American Eagle Energy Corporation

(Debtors-In-Possession)

Condensed Consolidated Statements of Operations and Comprehensive Loss - (Unaudited)

(In Thousands, except for Per Share Data)

	For the Three-Month Period		For the Six-Month Period
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Net loss	$(92,736)	$(3,900)	$(143,409)	$(4,928)

Other comprehensive income (loss), net of tax:
Unrealized foreign exchange losses	-	(273)	-	(117)
Unrealized gains on securities	-	215	-	172
Total other comprehensive income (loss), net of tax	-	(58)	-	55

Comprehensive loss	$(92,736)	$(3,958)	$(143,409)	$(4,873)

The accompanying notes are an integral part of the condensed consolidated financial statements.

American Eagle Energy Corporation

(Debtors-In-Possession)

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)

	For the six-month periods
	Ended June 30,
	2015	2014
Cash flows provided by (used in) operating activities:
Net loss	$(143,409)	$(4,928)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash transactions:
Stock-based compensation	780	899
Depletion, depreciation and amortization	10,791	9,343
Accretion of discount on asset retirement obligation	49	51
Amortization of deferred financing costs	1,250	763
Amortization of bond discount	117	-
Provision for deferred income tax benefit	-	(2,735)
Impairment of oil and gas properties	118,099	-
Reorganization costs	7,673	-
Change in fair value of derivatives	-	8,023
Change in fair value of marketable securities	46	-
Changes in operating assets and liabilities:
Income taxes receivable	25	(25)
Trade receivables	(4,662)	(3,613)
Prepaid expense	(933)	(56)
Accounts payable and accrued liabilities	(1,923)	1,513
Net cash provided by (used in) operating activities	(12,097)	9,235

Cash flows used in investing activities:
Additions to oil and gas properties	(11,659)	(96,785)
Proceeds from sale of oil and gas properties	9,488	-
Additions to equipment and leasehold improvements	(7)	(191)
Purchases of marketable securities	-	(196)
Net cash used in investing activities	(2,178)	(97,172)

Cash flows provided by (used in) financing activities:
Proceeds from issuance of stock	-	78,298
Payment of financing costs	(85)	-
Net cash provided by (used in) financing activities	(85)	78,298
Effect of exchange rate changes on cash	-	(23)
Net change in cash	(14,360)	(9,662)
Cash - beginning of period	25,888	31,850
Cash - end of period	$11,528	$22,188

American Eagle Energy Corporation

(Debtors-In-Possession)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2015 and December 31, 2014 and

For the Three-Month and Six-Month Periods Ended June 30, 2015 and 2014

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

The Company engages in the acquisition, exploration and development of oil and gas properties, and is primarily focused on extracting proved oil reserves from those properties. As of June 30, 2015, the Company had entered into participation agreements related to oil and gas exploration and development projects in the Spyglass Area, located in Divide County, North Dakota, and Sheridan County, Montana. In addition, the Company owns working interests in mineral leases located in Richland, Roosevelt and Toole Counties in Montana.

The Company filed voluntary petitions with the U.S. Bankruptcy Court (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) on May 8, 2015 (the “Petition Date”). See further discussion of the Company’s bankruptcy filing in Note 4.

2.	Summary of Significant Accounting Policies

Interim Financial Information

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial statements in accordance with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2015 and 2014 are not necessarily indicative of results that may be expected for the year ended December 31, 2015. The condensed, consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2014.

The December 31, 2014 condensed consolidated balance sheet was derived from audited financial statements. The auditor’s opinion that accompanied the December 31, 2014 consolidated financial statements contained an explanatory paragraph regarding the Company’s ability to continue as a going concern.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, AMZG, Inc., EERG Energy ULC (Canadian) and AEE Canada Inc. (Canadian). EERG Energy ULC and AEE Canada Inc. were legally dissolved effective October 31, 2014. All material intercompany accounts, transactions and profits have been eliminated.

American Eagle Energy Corporation

(Debtors-In-Possession)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2015 and December 31, 2014 and

For the Three-Month and Six-Month Periods Ended June 30, 2015 and 2014

Adoption of Bankruptcy Accounting Policies

Upon filing its voluntary petitions for bankruptcy relief, the Company adopted certain bankruptcy accounting policies that affect both the carrying value and presentation of certain of its assets and liabilities. Specifically, the Company has classified all pre-petition liabilities including, among other items, trade payables, accrued interest and debt, as liabilities subject to compromise. Pursuant to generally accepted accounting regulations, liabilities that are subject to compromise are valued at the estimated claim amount that is likely to be allowed by the Bankruptcy Court, and presented separately from post-petition liabilities that are deemed not subject to compromise. Furthermore, certain assets and contra-liability accounts associated with the liabilities that are subject to compromise have been fully impaired to reflect their lack of go-forward value. The impairment costs associated with these assets and contra-liability accounts, along with certain post-petition legal and professional fees associated with the Company’s bankruptcy proceedings, have been aggregated and presented as reorganization costs on the Company’s consolidated statements of operations.

3.	Going Concern

As of June 30, 2015, the Company’s liabilities exceed its assets by approximately $95.7 million. In addition, the Company is in default under the terms of the Indenture related to its outstanding Bonds, as a result of paying only a portion of the interest that was due on the Bonds as of March 31, 2015, as well as the failure to meet or maintain a number of financial ratios required by the Bond Indenture.

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

4.	Bankruptcy Proceedings

Events Preceding Bankruptcy

On March 1, 2015, the Company elected to defer the payment of approximately $9.8 million of interest due on its outstanding bonds. The terms of the Bond Indenture provided for a 30-day grace period, during which the interest payment could have been paid without triggering an event of default. The Company did not pay the interest due on the Bonds prior to the expiration of the 30-day grace period. As a result, the Company entered into default under the terms of the Bond Indenture as of March 31, 2015.

American Eagle Energy Corporation

(Debtors-In-Possession)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2015 and December 31, 2014 and

For the Three-Month and Six-Month Periods Ended June 30, 2015 and 2014

On April 2, 2015, the Company entered into a Forbearance Agreement with four holders (the “Ad Hoc Group”) who collectively own or manage in excess of 50% of the par value of the Bonds. Pursuant to the terms of the Forbearance Agreement, the Company paid $4.0 million of the interest that was due on the Bonds as of March 1, 2015. The terms of the Forbearance Agreement prevented the holders of the Bonds from exercising their right to call the Bonds for a period of 45 days (the “Forbearance Period”). The Forbearance Period was scheduled to expire on May 15, 2015. Given the existence of an event of default as of March 30, 2015 (the date of the report of the Company’s independent registered public accounting firm in respect of the Company’s December 31, 2014 financial statements) and the uncertainty concerning whether the Company would be able to pay the remaining interest due on the Bonds prior to expiration of the Forbearance Period, the Company classified the outstanding Bonds as a current liability on its balance sheets as of December 31, 2014.

Bankruptcy Proceedings

On May 8, 2015, the Company and its wholly-owned, first-tier subsidiary, AMZG, Inc. (collectively, the “Debtors”), each filed a voluntary petition in the United States Court for the District of Colorado seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code. The Chapter 11 cases are being jointly administered by the 10th District of the U.S. Bankruptcy Court, and have been assigned case numbers 15-15073-HRT and 15-15074-HRT, respectively.

The Company is currently operating its business as debtors-in-possession in accordance with the applicable provisions of the Bankruptcy Code. Since the Petition Date, the Bankruptcy Court has entered all orders sufficient to enable the Company to conduct normal business activities, including orders to, among other things, pay employee wages and benefits, pay certain lienholders and critical vendors, and forward funds belonging to third parties, including royalty owners. The Court has also granted the Company the authority to use the secured lenders’ cash collateral, as necessary, to conduct is normal business operations. All transactions that are deemed to be outside of the Company’s ordinary course of business require prior approval by the Bankruptcy Court.

While operating as a debtor-in-possession under Chapter 11 of the Bankruptcy Code, the Company may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court, or otherwise as permitted in the ordinary course of business. Moreover, the Company has not yet filed a plan of reorganization with the Bankruptcy Court. The Company currently retains the exclusive right to propose a plan of reorganization under section 1121(d) of the Bankruptcy Code. The ultimate plan of reorganization, which would be subject to acceptance by the requisite majorities of empowered creditors under the Bankruptcy Code and Bankruptcy Court approval, will likely materially change the amounts and classifications of assets and liabilities in the Company’s consolidated financial statements. No assurance can be given as to the value, if any, that may be ascribed to the Company’s various pre-petition liabilities and other securities. The Company cannot predict what the ultimate value of any of its securities may be and it remains too early to determine whether holders of any such securities will receive any distribution as a result of the reorganization. In particular, in most cases under Chapter 11 of the Bankruptcy Code, holders of equity securities receive little or no recovery of value from their investment. Accordingly, the Company urges that caution be exercised with respect to existing and future investments in any of these securities.

Notice to Creditors; Effect of Automatic Stay

The Company has notified all known current or potential creditors that the Chapter 11 case was filed. Subject to certain exceptions under the Bankruptcy Code, the filing of the bankruptcy petition automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filings of other actions against the Company or its property to recover on, collect or secure a claim arising prior to the Petition Date. For example, most creditor actions to obtain possession of property from the Company, or to create, perfect or enforce any lien against the property of the Company, or to collect monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim, are enjoined unless and until the Bankruptcy Court lifts the automatic stay as to any such claim. Vendors that are deemed to be critical to conducting the Company’s ongoing business activities may be paid for goods furnished and services provided after the Petition Date, as long as such goods and services are deemed to be necessary in the ordinary course of the Company’s business.

American Eagle Energy Corporation

(Debtors-In-Possession)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2015 and December 31, 2014 and

For the Three-Month and Six-Month Periods Ended June 30, 2015 and 2014

Notice of Suspended Trading and Delisting from Stock Exchange

On May 11, 2015, the Company received notice from the NYSE MKT LLC (the “NYSE MKT”) that the NYSE MKT had suspended the Company’s common stock from trading immediately and determined to commence proceedings to delist the Company’s common stock. Prior to being delisted, the Company’s common stock traded on the NYSE MKT under the trading symbol “AMZG.”

On May 12, 2015, the Company’s common stock commenced trading over-the-counter on the OTC Markets Group Inc.’s OTC Pink® marketplace, under the trading symbol “AMZGQ”.

Appointment of Creditors’ Committee

On May 15, 2015, the U.S. Trustee appointed the Creditors Committee. The Creditors Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Debtors. The Company cannot provide any assurance that the Creditors Committee will ultimately support the Company’s positions on matters presented to the Bankruptcy Court, including any plan of reorganization. Disagreements between the Debtors and the Creditors Committee could protract the Chapter 11 proceedings, negatively impact the Debtors’ ability to operate, and delay the Debtors emergence from the Chapter 11 proceedings.

Executory Contracts

Subject to certain exceptions, under the Bankruptcy Code, the Company may assume, assign or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. The rejection of an executory contract or unexpired lease is generally treated as a pre-petition breach of such executory contract and, subject to certain exceptions, relieves the Debtors from performing their future obligations under such executory contract but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Counterparties to such rejected contracts have the right to file claims against the Debtors for such damages. The assumption of an executory contract or unexpired lease generally requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and to provide adequate assurance of future performance.

Liabilities Subject to Compromise

The Company’s consolidated balance sheet as of June 30, 2015 includes amounts classified as “liabilities subject to compromise”, which refers to unsecured or under-secured pre-petition obligations that may be impacted by the Chapter 11 reorganization process. Where there is uncertainty about whether a secured claim will be paid in full through the Chapter 11 proceedings, the Company has classified the entire amount of the claim as a liability subject to compromise. These amounts represent the Company’s current estimate of known or potential pre-petition obligations to be resolved in connection with the Chapter 11 cases. The Company anticipates that additional liabilities subject to compromise and resolution in the Chapter 11 case may arise in the future as a result of damage claims created by the Company’s rejection of various executory contracts. Due to the uncertain nature of many of the potential rejection claims, the magnitude of such claims is not reasonably estimable at this time. Such claims may be material to the Company’s financial position and future results of operations.

American Eagle Energy Corporation

(Debtors-In-Possession)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2015 and December 31, 2014 and

For the Three-Month and Six-Month Periods Ended June 30, 2015 and 2014

Differences between liabilities the Company has estimated and the claims filed, or to be filed, will be investigated and resolved in connection with the Chapter 11 claims resolution process. The Company will continue to evaluate these liabilities through the Chapter 11 proceedings and adjust amounts as necessary. Such adjustments may be material to the Company’s financial position or results of operations. In light of the expected number of creditors, the claims resolution process may take considerable time to complete and may extend beyond the Company’s emergence from bankruptcy. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor can the ultimate recovery with respect to allowed claims be presently ascertained.

The following table summarizes the components of liabilities subject to compromise as of June 30, 2015 (in thousands):

Bonds	$175,000
Accounts payable and accrued liabilities	22,137
Accrued interest	9,475
Liabilities subject to compromise	$206,612

Magnitude of Potential Claims

On May 22, 2015, the Company filed schedules and statements of financial affairs with the Bankruptcy Court setting forth, among other things, the assets and liabilities of the Company, subject to the assumptions filed in connection therewith. All of the schedules are subject to further amendment or modification.

Rule 3003(c)(3) of the Federal Rules of Bankruptcy Procedure requires the Bankruptcy Court to fix the time within which proofs of claim must be filed in a Chapter 11 case pursuant to Section 501 of the Bankruptcy Code. This Rule also provides that any creditor who asserts a claim against the Company that arose prior to the Petition Date and whose claim (i) is not listed on the Debtors’ schedules or (ii) is listed on the schedules as disputed, contingent or unliquidated, must file a proof of claim. The deadline for submitting proofs of claim to the Bankruptcy Court was July 31, 2015. The creditor claims that were filed with the Bankruptcy Court include a claim in the amount of approximately $23.0 million related to a Carry Agreement (see Note 7) to which the Company is a party. Based on the previous assignment of certain working and net revenue interests to the Carry Agreement Partner, the Company believes that the claim filed by the Carry Agreement Partner is without merit. Accordingly, the Company has not recorded a liability for the claim. The Bankruptcy Court has not yet established a date by which it will rule on such proofs of claim.

Differences between amounts scheduled by the Debtors and claims by creditors will be investigated and resolved in connection with the claims resolution process. In light of the expected number of creditors, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor can the ultimate recovery with respect to allowed claims be presently ascertained.

Reorganization Costs

Reorganization costs include expenses, realized gains and losses and provisions for losses that are realized or incurred as a direct result of the Chapter 11 proceedings, including post-petition professional fees and the write-off of remaining, unamortized bond discounts and deferred financing costs.

American Eagle Energy Corporation

(Debtors-In-Possession)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2015 and December 31, 2014 and

For the Three-Month and Six-Month Periods Ended June 30, 2015 and 2014

The following table summarizes the components of the Company’s reorganization costs for the six-month period ended June 30, 2015 (in thousands):

Write-off of deferred financing costs	$6,257
Write-off of bond discount	1,416
Professional fees	1,220
Total reorganization costs	$8,893

Plan of Reorganization

The Company has not yet filed a plan of reorganization with the Bankruptcy Court. The Company has the exclusive right to file a plan of reorganization through and including September 5, 2015, and to solicit votes on such a plan if filed by such date through and including November 4, 2015, subject to the ability of parties in interest to file motions seeking to terminate the Company’s exclusive periods, as well as the Company’s right to seek further extensions of such periods. The Company filed a motion seeking such an extension on July 17, 2015, which seeks to extend the September 5, 2015 exclusive period to file a plan until October 15, 2015, and the period to solicit acceptances of such plan from November 4, 2015 to December 14, 2015. The Company has a right to seek further extensions of such exclusive periods, subject to the statutory limit of 18 months from the Petition Date in the case of filing a plan and 20 months in the case of soliciting and obtaining acceptances of such a plan. The implementation of a plan of reorganization is subject to confirmation of the plan by the Bankruptcy Court in accordance with the provisions of the Bankruptcy Code, and the occurrence of the effective date under the plan. At this time, it is uncertain as to when or if a plan of reorganization will be filed with the Bankruptcy Court or whether such plan will be confirmed and become effective.

Under certain circumstances set forth in Section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests – a process known as “cram down”. A class of claims or equity interests that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan. The precise requirements and evidentiary showing for confirming a plan notwithstanding its rejection by one or more impaired classes of claims or equity interests depends upon a number of factors, including the status and seniority of the claims or equity interests in the rejecting class (i.e. secured claims or unsecured claims, subordinated or senior claims, or common stock). Generally, with respect to common stock interests, a plan may be “crammed down” even if the stockholders receive no recovery if the proponent of the plan demonstrates that (i) no class junior to the common stock is receiving or retaining property under the plan and (ii) no class of claims or interests senior to the common stock is being paid more than in full.

The availability and utilization of net operating loss carryforwards (for tax purposes) post-emergence is uncertain at this time and will be highly influenced by the composition of restructuring plan alternatives that may be considered and ultimately pursued.

American Eagle Energy Corporation

(Debtors-In-Possession)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2015 and December 31, 2014 and

For the Three-Month and Six-Month Periods Ended June 30, 2015 and 2014

Section 363 Asset Sale

On July 23, 2015, the Bankruptcy Court approved the order authorizing the entry into the Stalking Horse Purchase Agreement, approved the bidding and auction procedures in connection with the sale of the assets, and established the sale hearing date, which is currently scheduled for September 10, 2015. Upon the entry by the Bankruptcy Court of such order, the parties contemporaneously entered into the Stalking Horse Purchase Agreement. With the assistance of our financial advisors, we will solicit additional qualified bids for these assets, consistent with the bidding and auction procedures approved by the Bankruptcy Court. A qualified bid is one that is not less than $250,000 in excess of the $70 million stalking horse bid. The deadline for submitting qualifying bids is September 2, 2015.

5.	Marketable Securities and Fair Value of Financial Instruments

Available-for-sale marketable securities at June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

		Gains in	Losses in
		Accumulated	Accumulated
	Estimated	Other	Other
	Fair	Comprehensive	Comprehensive
	Value	Income	Income
June 30, 2015
Noncurrent assets:
Common stocks	$710	$-	$-

December 31, 2014
Noncurrent assets:
Common stocks	$756	$-	$-

The fair value of substantially all securities is determined by quoted market prices. There were no sales of marketable securities during the six-month periods ended June 30, 2015 and 2014.

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

The fair value of the Company’s financial instruments, measured on a recurring basis at June 30, 2015 and December 31, 2014, were as follows (in thousands):

June 30, 2015	Level 1	Level 2	Level 3	Total
Marketable securities	$710	$-	$-	$710

December 31, 2014	Level 1	Level 2	Level 3	Total
Marketable securities	$756	$-	$-	$756

American Eagle Energy Corporation

(Debtors-In-Possession)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2015 and December 31, 2014 and

For the Three-Month and Six-Month Periods Ended June 30, 2015 and 2014

6.	Oil & Gas Properties

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

Supplemental Pro Forma Information (Unaudited)

The Company’s condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2015 include revenues and oil and gas operating expenses related to the net revenue and working interests acquired via the exercise of the purchase option.

Had the purchase of these additional net revenue and working interests occurred on January 1, 2014, the Company’s consolidated financial statements for the six-month period ended June 30, 2014 would have been as follows (in thousands):

Pro forma revenues	$32,182

Pro forma net income (loss)	$(4,421)

Pro forma income (loss) per share - basic	$(0.16)

Pro forma income (loss) per share - diluted	$(0.16)

Also in March 2014, the Company acquired certain undeveloped acreage from the same working interest partner at a price of approximately $7.5 million.

Sales of Oil and Gas Properties

In January 2015, the Company sold its net revenue and working interests in certain non-operated wells to SM Energy. Cash proceeds received from the sale totaled approximately $9.5 million.

Impairment of Oil and Gas Properties

Pursuant to full-cost accounting rules, the Company recognized impairment expense relating to its oil and gas properties, subject to amortization, of approximately $78.1 million and $118.1 million during the three-month and six-month periods ended June 30, 2015, respectively. The recognition of the impairment is primarily due to the Company’s current inability to fund the development of its undevelopment properties during the foreseeable future, which is largely due to the sharp decline in oil prices during the fourth quarter of 2014 and the first half of 2015, and the resulting negative effects on the Company’s financial condition. Impairment of oil and gas properties represents a non-cash charge against the Company’s earnings. Because SEC rules require proved oil and gas reserves to be valued using an unweighted arithmetic average of oil and gas prices on the first day of each month for the preceding twelve-month period, and because forecasted oil prices for 2015 may be lower than what was experienced during 2014, it is likely that we will recognize additional impairments during 2015 that will be material to our financial results.

American Eagle Energy Corporation

(Debtors-In-Possession)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2015 and December 31, 2014 and

For the Three-Month and Six-Month Periods Ended June 30, 2015 and 2014

7.	Carry Agreement

In August 2013, the Company entered into a Carry agreement (the “Carry Agreement”) with the a third-party working interest partner (the “Carry Agreement Partner”), pursuant to which (i) that Carry Agreement Partner agreed to fund 100% of the Company’s working interest share of the drilling and completion costs of up to five new oil and gas wells to be located within the Spyglass Area, up to 120% of the original Authorization for Expenditure (“AFE”) amount, and (ii) the Company agreed to convey, for a limited duration, 50% of its revenue interest in the pre-payout revenues of each carried well and 50% of its working interest in the pre-payout operating costs of each carried well, to the Carry Agreement Partner.  In the event that the gross drilling and completion cost of a carried well exceeds 120% of the AFE amount, the Company and the Carry Agreement Partner will share in the excess costs based on the working interests stipulated in the Carry Agreement.

Pursuant to the terms of the Carry Agreement, 50% of the Company’s net revenue interest in each well will be conveyed to the Carry Agreement Partner for a period of two years or until such a time when the working interest partner has recouped 112% of the carried drilling and completion costs of the well, whichever occurs sooner.  In the event that the Carry Agreement Partner has not recouped 112% of the carried drilling and completion costs by the end of the second year of production, the Company has agreed to make cash payments to the Carry Agreement Partner in the amount of the shortfall.  Once the Carry Agreement Partner has recouped 112% of the carried drilling and completion costs of a well, the conveyed working interest and net revenue interest will revert to the Company. It is possible that the Bankruptcy Court could rule that the Carry Agreement is an executory contract.

As of March 31, 2015, all five of the wells to be drilled pursuant to the Carry Agreement had been completed. To date, the Company has received approximately $19.2 million of funding under the Carry Agreement. This amount is net of cumulative revenues and oil and gas operating costs associated with the carried wells, which were conveyed to the Carry Agreement Partner pursuant to the terms of the Carry Agreement. As noted above, the Carry Agreement Partner is entitled to receive a 12% return on the amount of capitalized drilling and completion costs that it has funded on the Company’s behalf. In April 2015, pursuant to the terms of the Carry Agreement, the Company assigned half of its working and net revenue interests in the carried wells to the Carry Agreement Partner in full satisfaction of the payout amount due to the Carry Agreement Partner.

As of June 30, 2015, the cost of drilling and completing one of the five wells exceeded the 120% of AFE cost threshold. Accordingly, the Company has recorded its portion of excess drilling and completion costs associated with this well, totaling approximately $2.8 million as of June 30, 2015. None of the five wells covered by the Second Carry Agreement has achieved payout as of June 30, 2015.

8.	Farm-Out Agreement

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

American Eagle Energy Corporation

(Debtors-In-Possession)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2015 and December 31, 2014 and

For the Three-Month and Six-Month Periods Ended June 30, 2015 and 2014

As of June 30, 2015, all six of the wells drilled pursuant to the Farm-Out Agreement have been completed. None of the six wells covered by the Farm-Out Agreement has achieved payout as of June 30, 2015.

9.	Credit Facility

In August 2013, the Company entered into a $200 million credit facility with Morgan Stanley Capital Group (the “Credit Facility”), which was comprised of a $68 million initial term loan (the “Initial Term Loan”), a $40 million term loan to be used to fund certain working interest purchases (the “Spyglass Tranche A Loan”), and an uncommitted term loan of up to $92 million (the “Tranche B Loan”). The Credit Facility was collateralized by, among other things, the Company’s oil and gas properties and future oil and gas sales derived from such properties.

In July 2014, the Company borrowed approximately $2.2 million in connection with the amendment of certain financial covenants contained in the original Credit Facility agreement.

In August 2014, the Company repaid all amounts then outstanding under the Credit Facility with funds received from the issuance of certain bonds, and terminated the Credit Facility.

The Credit Facility had a five-year term and carried a variable interest rate ranging from approximately 5.5% to 10.5%. Interest expense related to the Credit Facility totaled approximately $2.9 million and $5.7 million for the three-month and six month periods ended June 30, 2014, respectively.

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

10.	Bonds Payable

In August 2014, the Company issued a series of 11% secured bonds (the “Bonds”) through a Rule 144A / Regulation S private offering. The Bonds mature on September 1, 2019 and have an aggregate gross value of $175 million. The Bonds were issued at a discount (99.059% of their face amount), resulting in a discount of approximately $1.6 million. Net proceeds received from the issuance of the Bonds approximated $167.3 million, net of the bond discount, investment banking fees and closing costs. A portion of the net proceeds received from the issuance of the Bonds was used to repay in full the then-outstanding balance of the Credit Facility (see Note 9).

The Company was amortizing the bond discount over the life of the bonds using the effective interest method. Amortization of the Bond discount totaled approximately $35,000 and $117,000 for the three-month and six-month periods ended June 30, 2015. As discussed in Note 4, the Company fully impaired the remaining $1.4 million of unamortized bond discount as of the Petition Date.

American Eagle Energy Corporation

(Debtors-In-Possession)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2015 and December 31, 2014 and

For the Three-Month and Six-Month Periods Ended June 30, 2015 and 2014

The Bonds bear interest at a rate of 11% annually. Interest on the Bonds is payable in arrears each March 1st and September 1st. The Company recognized interest expense related to the Bonds totaling approximately $2.0 million and $6.8 million for the three-month and six-month periods ended June 30, 2015. As discussed in Note 4, the Company stopped accruing interest on the outstanding Bonds on May 8, 2015, the Petition Date. Had it continued to accrue interest at the contractual rate from the Petition Date through June 30, 2014, the Company would have recognized additional interest expense of approximately $2.8 million for the three-month and six-month periods ended June 30, 2015.

The Company incurred investment banking fees and closing costs totaling approximately $7.2 million in connection with the issuance of the Bonds. The Company has capitalized these items as deferred financing costs, and began amortizing these costs over the life of the Bonds using the effective interest method. The amortization of deferred financing costs is included as a component of the Company’s interest expense for the period. The Company amortized deferred financing costs related to the Bonds of approximately $153,000 and $523,000 for the three-month and six-month periods ended June 30, 2015. As discussed in Note 4, the Company fully impaired the remaining $6.4 million of unamortized deferred financing costs as of the Petition Date.

The Bond Indenture contains customary affirmative and negative covenants for financial instruments of this nature, including limitations on the Company with respect to dividends, distributions, and additional future borrowings. As discussed in Note 4, the Company was in violation of certain covenants included in the Bond Indenture, which led to the Company’s bankruptcy filing. The Bonds are secured by first lien positions in substantially all of our assets, although possibly subordinate to certain statutory liens in favor of certain providers of services to us. Until our Senior Credit Facility was terminated, our Bonds were secured by second lien positions in substantially all of our assets.

The Bonds traded on the open market at a significant discount during the first half of 2015. As a result of the Company’s filing for bankruptcy relief, as discussed in Note 4, the Company is unable to estimate the current trading value of the Bonds.

11.	Senior Secured Revolving Credit Facility

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

American Eagle Energy Corporation

(Debtors-In-Possession)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2015 and December 31, 2014 and

For the Three-Month and Six-Month Periods Ended June 30, 2015 and 2014

The Company incurred investment banking fees and closing costs totaling approximately $779,000 in connection with the establishment of the Senior Credit Facility. The Company capitalized these items as deferred financing costs, and began amortizing these costs over the life of the Senior Credit Facility using a method that approximates the effective interest method. The amortization of deferred financing costs is included as a component of the Company’s interest expense for the period. Upon the termination of the Senior Credit Facility on March 31, 2015, the Company wrote-off the remaining, unamortized deferred financing costs associated with the Senior Credit Facility, which totaled approximately $689,000. The Company amortized $0 and approximately $39,000 of deferred financing costs related to the Senior Credit Facility during the three-month and six-month periods ended June 30, 2015.

The Senior Credit Facility contained customary affirmative and negative covenants for borrowings of this type, including limitations on the Company with respect to transactions with affiliates, hedging agreements, dividends and distributions, operations in respect of the property that secures its collective obligations under the Senior Credit Facility, indebtedness, investments, and changes in business. The Senior Credit Facility also contained a number of financial covenants, including the maintaining of a current ratio of no less than 1.0 and a ratio of total debt to EBITDAX of no more than 4.0. The Company was not in compliance with these covenants prior to the termination of the Senior Credit Facility on March 31, 2015 or for the three-month period ended March 31, 2015.

12.	Price Swap Derivatives

As a condition of the Credit Facility (see Note 9), the Company was required to enter into commodity price swap agreements covering up to 85% of its projected five-year future production on its proved, developed, producing properties. The Company did not designate the price swap agreements as hedges. Accordingly, management elected not to apply hedge accounting to these derivatives but, instead, recognized the changes in the fair value of the price swap agreements in its statement of operations in the period in which such unrealized changes in fair value occur. The Company recognized losses of approximately $457,000 and $341,000 on the settlement of price swap agreements for the three-month and six-month periods ended June 30, 2014, respectively. The Company also recognized losses of approximately $6.2 million and $8.0 million due to changes in the fair value of price swap agreements associated with the Credit Facility for the three-month and six-month periods ended June 30, 2014. The price swap agreements were fully settled in August 2014 in conjunction with the full-repayment of the then-outstanding balance of the Credit Facility (see Note 9).

13.	Asset Retirement Obligation

The Company has recorded asset retirement obligations, which represent the discounted future plugging and abandonment costs for operated and non-operated wells located within its Spyglass Property. As of June 30, 2015 and December 31, 2014, the consolidated discounted value of the Company’s asset retirement obligations was approximately $1.4 million. The projected plugging dates for wells in which the Company owns a working interest ranges from March 2032 to December 2034.

American Eagle Energy Corporation

(Debtors-In-Possession)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2015 and December 31, 2014 and

For the Three-Month and Six-Month Periods Ended June 30, 2015 and 2014

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

Stock Options Granted

During the six-month period ended June 30, 2014, the company granted 37,500 stock options to certain employees. The options granted have exercise prices ranging from $6.18 to $7.05 per share. Each of the stock options granted has a five-year life and vest 50% on the one-year anniversary of the grant date, with the remaining 50% vesting on the second-year anniversary date.

Shares Reserved for Future Issuance

As of June 30, 2015 and December 31, 2014, the Company had reserved 1,824,275 shares and 1,991,150 shares for future issuance upon exercise of outstanding options, respectively.

The Company recognized stock-based compensation expense associated with its outstanding stock options of approximately $416,000 and $780,000 for the three-month and six-month periods ended June 30, 2015, respectively, and approximately $454,000 and $899,000 for the three-month and six-month periods ended June 30, 2014, respectively.

15.	Earnings Per Share

The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2015 and 2014 (in thousands, except for per share data):

	For the Three-Month Period		For the Six-Month Period
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Net loss	$(92,736)	$(3,900)	$(143,409)	$(4,928)

Weighted average number of shares outstanding	30,449	30,436	30,449	24,529
Incremental shares from the assumed exercise of dilutive stock options	-	-	-	-
Diluted common shares outstanding	30,449	30,436	30,449	24,529

Net loss per share – basic	$(3.05)	$(0.13)	$(4.71)	$(0.20)
Net loss per share – diluted	$(3.05)	$(0.13)	$(4.71)	$(0.20)

American Eagle Energy Corporation

(Debtors-In-Possession)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2015 and December 31, 2014 and

For the Three-Month and Six-Month Periods Ended June 30, 2015 and 2014

Because the Company recognized net losses for the three-month and six-month periods ended June 30, 2015 and 2014, the calculation of diluted loss per share is the same as the calculation of basis loss per share, as the effect of including any incremental shares from the assumed exercise of dilutive stock options would be anti-dilutive. The number of anti-dilutive shares that have been excluded from the calculation of diluted loss per share were approximately 20.3 million and 581,000 shares for the three-month periods ended June 30, 2015 and 2014, respectively, and approximately 20.3 million and 615,000 shares for the six-month periods ended June 30, 2015 and 2014, respectively.

16.	Related Party Transactions

The Company is under contract through December 2015 to sell 100% of its oil, gas and liquids production to Power Energy Partners LP (“Power Energy”) at prevailing market rates. As of June 30, 2015, Power Energy holds 2,250,000 shares of the Company’s common stock.

The Company’s Chairman and its Chief Operating Officer each owns overriding royalty interests in certain of the Company’s operated wells. The overriding royalty interests were obtained prior the Company’s acquisition of AEE, Inc. in December 2011. Aggregate royalties paid to these individuals totaled approximately $119,000 and $252,000 for the six-month periods ended June 30, 2015 and 2014, respectively.

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

Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties, including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include actions by the Bankruptcy Court, general economic conditions, such as further changes in our business direction or strategy, competitive factors and an inability to attract, develop, or retain technical, consulting, or managerial agents or independent contractors, as well as economic conditions specific to the oil and gas industry, such as the availability of drilling rigs and crews, uncertainty with respect to future oil and gas prices and potential government regulation over drilling and completion techniques. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements. The reader should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report, except as required by law; we are not obligated to release publicly any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report or to reflect the occurrence of unanticipated events.

Industry Outlook

The petroleum industry is highly competitive and subject to significant volatility due to numerous market forces. Crude oil and natural gas prices are affected by market fundamentals such as weather, inventory levels, competing fuel prices, overall demand, and the availability of supply.

Oil prices cannot be predicted with any certainty and have significantly affected profitability and returns for upstream producers. Historically, West Texas Intermediate (“WTI”) crude oil prices have averaged approximately $89.46 per barrel over the past five years, per the U.S. Energy Information Administration. However, during that time, WTI oil prices have experienced wide fluctuations in prices, ranging from a high of $113.39 per barrel in May 2011 to a low of $43.39 per barrel in March 2015, with the median price of $93.47 per barrel. The daily WTI oil prices averaged approximately $53.25 and $101.05 for the six-month periods ended June 30, 2015 and 2014, respectively. Oil prices fell dramatically during the fourth quarter of 2014 and continued to be depressed throughout the first half of 2015, primarily as a result of oversupply and global economic pressures from middle-eastern oil producing countries.

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

Our common stock has been quoted on the OTC Markets Group Inc.’s OTC Pink® marketplace under the symbol “AMZGQ” since May 12, 2015. Prior to that, our common stock was listed on the NYSE MKT LLC under the symbol “AMZG.”

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

During the past five years, we have engaged in exploration and production activities in the northern United States, as well as southeastern Saskatchewan, Canada. In July 2014, we sold all of our net revenue and working interests in our Canadian oil and gas properties. As of June 30, 2015, we are engaged in exploration and production activities in the northwest portion of Divide County, North Dakota, where we target the extraction of oil and natural gas reserves from the Three Forks and Middle Bakken formations. Through the end of 2014, we aggressively pursued the development of our Spyglass Area, to which virtually all of our capital has been or is being deployed. Our Spyglass Area generated 100% and 98% of our revenue for the six-month periods ended June 30, 2015 and 2014, and represents 100% of our estimated remaining proved reserves as of June 30, 2015.

In addition to our existing wells, we own undeveloped acreage interests located in Sheridan, Daniels, and Richland Counties, Montana. We currently do not plan to devote capital to any of these areas over the next twelve months.

Bankruptcy Proceedings

On May 8, 2015 (the “Petition Date”), we filed voluntary petitions in the United States Court for the District of Colorado seeking relief under the provisions of Chapter 11 of Title 11 of the U.S. Bankruptcy Code for our parent Company, American Eagle Energy Corporation, and for our wholly-owned, first tier subsidiary, AMZG, Inc. The purpose of filing for bankruptcy protection under Chapter 11 is to provide us with the additional time necessary to develop and implement a plan of reorganization aimed at improving our capital structure. Our bankruptcy cases are being jointly administered by the 10th District of the U.S. Bankruptcy Court and have been have been assigned case numbers 15-15073-HRT and 15-15074-HRT, respectively.

As a result of filing our voluntary petition for reorganization relief, our creditors are prohibited from taking action to obtain possession of our assets, from creating, perfecting, or enforcing any lien against our property, or from collecting any monies from us relating to any pre-petition debts.

Since the Petition Date, we continue to operate our business as debtors-in-possession under the jurisdiction of the Bankruptcy Court and the applicable provisions of the Bankruptcy Code, which allows us to remain in possession of our assets and properties and further allows our management team to direct our business affairs, subject to supervision by the Bankruptcy Court. Since the Petition Date, the Bankruptcy Court has entered all orders sufficient to enable us to conduct normal business activities, including orders to, among other things, pay employee wages and benefits, pay certain lienholders and critical vendors, and forward funds belonging to third parties, including royalty owners. The Court has also granted us the authority to use the secured lenders’ cash collateral, as necessary, to conduct our normal business operations.

While operating as debtors-in-possession under Chapter 11 of the Bankruptcy Code, we may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court, or otherwise as permitted in the ordinary course of business. Alternatively, we may seek to obtain debtor-in-possession financing in order to fund our operations during our bankruptcy proceedings. As of the date of this Quarterly Report, we have not yet filed a plan of reorganization with the Bankruptcy Court. We currently retain the exclusive right to propose a plan of reorganization under section 1121(d) of the Bankruptcy Code. The ultimate plan of reorganization, which would be subject to acceptance by the requisite majorities of empowered creditors under the Bankruptcy Code and Bankruptcy Court approval, will likely materially change the amounts and classifications of assets and liabilities in our consolidated financial statements. No assurance can be given as to the value, if any, that may be ascribed to our various pre-petition liabilities and other securities. Furthermore, we cannot predict what the ultimate value of any of our securities may be and it remains too early to determine whether holders of any such securities will receive any distribution as a result of a reorganization. In particular, in most cases under Chapter 11 of the Bankruptcy Code, holders of equity securities receive little or no recovery of value from their investment. Accordingly, we urge that caution be exercised with respect to existing and future investments in any of these securities.

In August 2014, approximately eight months prior to the Petition Date, we issued $175 million in face amount of 11% secured bonds (the “Bonds”) through a Rule 144A / Regulation S private offering. In July 2015, less than three months after the Petition Date, we agreed to terms with four holders of the Bonds, who collectively own or manage in excess of 50% of the par value of the Bonds (the “Ad Hoc Group”), to enter into an agreement (the “Stalking Horse Purchase Agreement”) related to the proposed sale of substantially all of our oil and gas properties and related assets for $70 million. On July 23, 2015, the Bankruptcy Court approved the order authorizing the entry into the Stalking Horse Purchase Agreement, approved the bidding and auction procedures in connection with the sale of the assets, and established the sale hearing date, which is currently scheduled for September 10, 2015. Upon the entry by the Bankruptcy Court of such order, the parties contemporaneously entered into the Stalking Horse Purchase Agreement. With the assistance of our financial advisors, we will solicit additional qualified bids for these assets, consistent with the bidding and auction procedures approved by the Bankruptcy Court. A qualified bid is one that is not less than $250,000 in excess of the $70 million stalking horse bid. The deadline for submitting qualifying bids is September 2, 2015.

Oil & Gas Wells

We are primarily focused on drilling and completing wells located within our Spyglass Area, located in northwestern Divide County, North Dakota. As of June 30, 2015, we had drilled and completed 54 gross (32.2 net) operated wells in our Spyglass Property, all of which were producing. An additional 2 gross (1.9 net) wells have been drilled and are awaiting completion.

We own working interests in our operated wells ranging from approximately 5% to 100%, with an average working interest of approximately 60%. Of the producing wells, 39 gross (25.0 net) operated wells were producing from the Three Forks formation and 15 gross (7.2 net) operated wells were producing from the Middle Bakken formation. We did not add any operated wells to production during the six-month period ended June 30, 2015.

Historically, we have elected to participate as a non-operating working interest partner in the drilling of 81 gross (4.2 net) wells within the Spyglass Area, all of which were producing as of December 31, 2014. In January 2015, we sold our net revenue and working interests in 25 gross (1.4 net) non-operated wells to SM Energy. Our working interest ownership in the remaining non-operated wells ranges from less than 1% to approximately 28%, with an average working interest of approximately 6%.

The following table summarizes our Spyglass Area well activity for the three-month period ended June 30, 2015:

		Non-	Total
	Operated	Operated	Spyglass
Gross Wells
Wells producing at beginning of period	54	56	110
Wells added to production during the period	-	-	-
Wells disposed of during the period	-	-	-
Wells producing at end of period	54	56	110

Net Wells
Wells producing at beginning of period	32.2	2.8	35.0
Wells added to production during the period	-	-	-
Wells disposed of during the period	-	-	-
Wells producing at end of period	32.2	2.8	35.0

We limited our capital spending during six-month period ended June 30, 2015 in an attempt to conserve our working capital prior to filing for bankruptcy relief. The cost of drilling and completing a successful well is dependent on a number of factors, including, among other things, the vertical depth of the well, the lateral length of the well, the geological zone targeted for development, the methods used to complete the well and the weather conditions at the time the well is drilled and completed. In general, our costs of drilling wells that we operate has decreased over time as a result of more efficient drilling operations, which decreased the average number of days it takes for us to reach total depth on our wells.

Oil and Gas Reserves

We estimate that our proved developed oil and gas reserves as of June 30, 2015 were approximately 4.9 million barrels of oil equivalent (“BOE”). Based on SEC pricing guidelines, which utilize a non-weighted average of the average monthly oil and gas prices for the preceding twelve-month period, the estimated pre-tax value of our proved oil and gas reserves, discounted at an annual rate of 10% (“PV10”) was approximately $91.7 million as of June 30, 2015, compared to approximately $178.5 million as of December 31, 2014. The decrease is partially due to the significant decline in oil prices from the first half of 2014 to the first half of 2015. The average oil and gas prices used to estimate our proved oil and gas reserves as of June 30, 2015 were $62.58 and $3.05, respectively, compared to $82.36 and $5.08, respectively, as of December 31, 2014. More significant, however, was the write-down of proved reserves associated with our undeveloped properties. As of June 30, 2015, we are unable to assign proved reserves to our undeveloped properties, as our recent bankruptcy filing suggests that it is unlikely that we would be able to fund the future development of such properties in the foreseeable future. The PV10 value of our undeveloped reserves as of December 31, 2014 was approximately $49.5 million.

Overall, our total proved reserves volumes decreased from approximately 10.9 MBOE at December 31, 2014 to approximately 4.9 MBOE at June 30, 2015, as a result of the current period production, the sale of our net revenue and working interests in certain non-operated wells during the period and our inability to assign proved reserves to our undeveloped properties. As a result, the PV10 value of our total proved oil and gas reserves decreased from approximately $228.0 million at December 31, 2014 to approximately $91.7 million at June 30, 2015.

PV10 is a standard, non-GAAP measure that is used within the oil and gas industry to value an entity’s proved oil and gas reserves, based on estimated future cash flows.

Operating Results

For the purpose of furthering the reader’s understanding of the results of our operations, we have elected to present certain non-GAAP financial measures that are commonly used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies, to analyze the results of our operations for the three-month and six-month periods ended June 30, 2015 and 2014. Specific non-GAAP financial measures presented include Adjusted Net Earnings, Adjusted Net Earnings per Share, Adjusted EBITDA, and Adjusted Cash Flow from Operations. A description of each non-GAAP financial measure presented is provided below.

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

Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which is a component of Adjusted EBITDA. The Adjusted EBITDA presented below may not be comparable to similarly titled measures presented by other companies, and may not be identical to corresponding measures used in our various debt agreements. We have included a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure, below.

We believe that Adjusted Cash Flow from Operations is a meaningful financial measure because it excludes the majority of non-cash charges from EBITDA, yet includes the portion of interest expense that is paid in cash, thus providing a measurement of our ability, or inability, to service our debt.

The following table summarizes our consolidated revenue, production data, and operating expenses for the three-month and six-month periods ended June 30, 2015 and 2014:

	For the three-month period		For the six-month period
	ended June 30,		ended June 30,
	2015	2014	2015	2014
Sales (in thousands):
Oil sales	$7,121	$16,225	$13,975	$28,492
Gas sales	10	106	20	178
Liquids sales	10	132	20	338
Total revenues	$7,141	$16,463	$14,015	$29,008

Volumes:
Oil (barrels)	146,451	175,509	320,041	316,350
Gas (Mcf)	3,904	16,977	8,258	28,347
Liquids (barrels)	587	4,183	1,043	9,495
Total barrels of oil equivalent (“BOE”)	147,689	182,522	322,460	330,570

Average daily sales volumes	1,623	2,006	1,782	1,826

Average sales prices:
Oil sales (per barrel)	$48.63	$92.45	$43.67	$90.06
Effect of settled derivatives (per barrel)	-	(2.60)	-	(1.08)
Oil sales, net of settled derivatives (per barrel)	48.63	89.85	43.67	88.98

Gas sales (per mcf)	2.63	6.25	2.40	6.30
Liquids sales (per barrel)	16.93	31.44	19.91	35.57
Oil equivalent sales (per BOE)	48.35	87.69	43.46	86.72

Operating expenses (in thousands):
Lease operating expenses	$1,813	$3,312	$4,593	$5,586
Production taxes	818	1,888	1,612	3,267
Total oil and gas operating expenses	2,631	5,200	6,205	8,853
General and administrative expenses, excluding stock-based compensation	2,385	1,218	4,379	2,781
Stock-based compensation (non-cash)	416	445	780	899
Depletion, depreciation and amortization	5,229	5,707	10,791	9,343
Impairment of oil and gas properties	78,071	-	118,099	-
Total operating expenses	$88,732	$12,570	$140,254	$21,876

	For the three-month period		For the six-month period
	ended June 30,		ended June 30,
	2015	2014	2015	2014
Costs and expenses per BOE:
Lease operating expenses	$12.27	$18.15	$14.24	$16.90
Production taxes	5.54	10.34	5.00	9.88
Total oil and gas operating expenses	17.81	28.49	19.24	26.78
General and administrative expenses, excluding stock-based compensation	16.15	6.67	13.58	8.42
Stock-based compensation (non-cash)	2.82	2.44	2.42	2.72
Depletion, depreciation and amortization	35.41	31.27	33.47	28.26
Impairment of oil and gas properties	528.62	-	366.24	-
Total operating expenses	$600.81	$68.87	$434.95	$66.18

Adjusted earnings (loss) (Non-GAAP)(in thousands):
Net income (loss)	$(92,736)	$(3,900)	$(143,409)	$(4,928)
Add: Impairment of oil and gas properties	78,071	-	118,099	-
Add: Changes in fair value of derivatives	-	6,200	-	8,023
Adjusted earnings (loss)	$(14,665)	$2,300	$(25,310)	$3,095

Adjusted earnings (loss) per share (Non-GAAP):
Basic	$(0.48)	$0.08	$(0.83)	$0.13
Diluted	$(0.48)	$0.07	$(0.83)	$0.12

Weighted average number of shares outstanding (in thousands):
Basic	30,449	30,436	30,449	24,529
Diluted	30,449	31,018	30,449	25,144

Adjusted EBITDA (Non-GAAP):
Net income (loss)	$(92,736)	$(3,900)	$(143,409)	$(4,928)
Less: Interest and dividend income	-	(12)	-	(28)
Add: Interest expense	2,221	3,251	8,212	6,466
Add: Income tax expense (benefit)	-	(2,103)	19	(2,742)
Add: Depletion, depreciation and amortization (non-cash)	5,229	5,707	10,791	9,343
Add: Stock-based compensation (non-cash)	416	445	780	899
Add: Impairment of oil and gas properties (non-cash)	78,071	-	118,099	-
Add: Non-cash reorganization costs	7,672	-	7,672	-
Add: Accretion of discount on asset retirement obligations	34	29	49	51
Add: Changes in fair value of marketable securities	31	-	46	-
Add: Changes in fair value of derivatives	-	6,200	-	8,023
Adjusted EBITDA	$938	$9,617	$2,259	$17,084

Adjusted cash flow from operations (Non-GAAP):
Adjusted EBITDA	$938	$9,617	$2,259	$17,084
Less: Interest expense	(2,221)	(3,251)	(8,212)	(6,466)
Add: Amortization of deferred financing costs and bond discount (non-cash)	189	384	1,367	763
Adjusted cash flow	$(1,094)	$6,750	$(4,586)	$11,381

Results of Operations for the three-month period ended June 30, 2015 vs June 30, 2014

Revenues from the sale of oil, natural gas, and liquids totaled approximately $7.1 million for the three-month period ended June 30, 2015, compared to approximately $16.5 million for the three-month period ended June 30, 2014, a decrease of 57%. This decrease was driven by a 19% decrease in production by volume and a 46% decline in oil prices, after considering the effects of settled derivatives. Our wells continue to be primarily oil-producing wells, with 99% of total revenues for the three-month periods ended June 30, 2015 and 2014 resulting from oil sales. Our average daily production for the three-month period ended June 30, 2015, calculated on a barrel of oil equivalent basis (“BOEPD”), was 1,623 BOEPD, compared to 2,006 BOEPD for 2014. The decrease in our average daily production rate was primarily due to the fact that we did not add any new wells to production during the current period to offset the normal decline rates of our existing, older wells. For the three-month period ended June 30, 2015, our average realized price per barrel of oil was $48.63 compared to an average realized price of $92.45 ($89.85, after considering the effects of settled derivatives) per barrel for the three-month period ended June 30, 2014.

Lease operating expenses (“LOE”) totaled approximately $1.8 million for the three-month period ended June 30, 2015, compared to approximately $3.3 million for the three-month period ended June 30, 2014. The decline in lease operating expenses is largely due to more efficient operation of our wells, and the curtailment of our scheduled workover program, as well as the 19% decrease in our production volume from that of the prior year period. On a per-unit basis, LOE decreased from $18.15 per BOE for the three-month period ended June 30, 2014 to $12.27 per BOE for the three-month period ended June 30, 2015.

Production taxes totaled approximately $818,000 for the three-month period ended June 30, 2015, compared to approximately $1.9 million for the three-month period ended June 30, 2014. Production taxes, as a percentage of total revenues, were approximately 11.5% for each of the three-month periods ended June 30, 2015 and 2014, which approximates the statutory rate for North Dakota.

General and administrative expenses, excluding stock-based compensation, totaled approximately $2.4 million for the three-month period ended June 30, 2015, compared to approximately $1.2 million for the three-month period ended June 30, 2014. The increase in general and administrative expenses is primarily due to additional legal and other professional fees incurred during the second quarter of 2015 related to potential debt restructuring activities and in anticipation of, and following, our May 2015 bankruptcy filing. Included in general and administrative expenses is stock-based compensation totaling approximately $416,000 and $445,000 for the three-month periods ended June 30, 2015 and 2014, respectively. Stock-based compensation is a non-cash charge to earnings.

Depletion, depreciation, and amortization expense totaled approximately $5.2 million ($35.41 per BOE) for the three-month period ended June 30, 2015, compared to approximately $5.7 million ($31.27 per BOE) for the three-month period ended June 30, 2014. Our depletion expense is based on the capitalized costs related to oil and gas properties for which proved reserves have been assigned, plus the estimated future development costs necessary to convert proved undeveloped reserves to proved producing reserves. Our gross capitalized costs related to amortizable oil and gas properties, prior to any current period impairment adjustments, decreased from approximately $287.8 million at June 30, 2014 to approximately $215.8 million at June 30, 2015 due primarily to a first quarter impairment adjustment.

Under full-cost accounting rules, we were required to write-down the value of our oil and gas properties, subject to amortization, as of June 30, 2015 by approximately $78.1 million. The impairment was largely due to depressed oil prices, which reduced the average price used to value our proved oil and gas reserves as of June 30, 2015, and our inability to continue to claim reserves associated with our undeveloped properties as a result of our current financial condition. The impairment expense represents a non-cash charge against our earnings. Because SEC rules require proved oil and gas reserves to be valued using an unweighted arithmetic average of oil and gas prices for the preceding twelve-month period, and because forecasted oil prices for 2015 are projected to be lower than what was experienced during 2014, it is likely that we will recognize additional impairments during 2015 that will be material to our financial results.

We received net proceeds from our August 2014 issuance of the Bonds of approximately $167.3 million, net of the bond discount, investment banking fees, and closing costs. We also incurred legal and bond rating fees totaling approximately $1.0 million in connection with the issuance of the Bonds. A portion of the net proceeds received from the issuance of the Bonds was used to repay in full the then-outstanding balance of our credit facility (the “MSCG Credit Facility”) with Morgan Stanley Capital Group, Inc. (“MSCG”).

We recognized interest expense totaling approximately $3.3 million for the three-month period ended June 30, 2014 related to the amounts then-outstanding under the MSCG Credit Facility. During the three-month period ended June 30, 2015, but only through May 8, 2015, we recognized approximately $2.2 million of interest expense associated with our outstanding Bonds, as we stopped recognizing interest expense on the Bonds on the Petition Date.

Included in the aggregate interest expense figures for the three-month periods ended June 30, 2015 and 2014 is amortization of deferred financing costs of approximately $153,000 and $383,000, respectively. The 2015 interest expense figure also includes the amortization of the original Bond discount of approximately $35,000. The amortization of the original issuance Bond discount and deferred financing costs are non-cash items. The specific terms of the Bonds are discussed in the “Liquidity and Capital Resources” section, below.

As discussed above, we voluntarily filed for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code on May 8, 2015. Subsequent to the Petition Date, we incurred approximately $8.9 million of reorganization costs, which include the write-off of remaining, unamortized Bond discount and deferred financing costs of approximately $1.4 million and $6.3 million, respectively, and post-petition legal and professional fees of approximately $1.2 million. We did not incur any such reorganization costs in 2014.

In connection with MSCG Credit Facility, we were required to enter into price swap agreements with MSCG, covering up to 85% of the anticipated production from our estimated proved developed reserves over the remaining life of the MSCG Credit Facility. The purpose of price swap agreements was to limit our potential exposure to falling oil prices. Sustained oil prices above the pre-determined terms of our price-swap agreements would result in realized and unrealized losses, while sustained oil prices below the pre-determined terms of our price swap agreements would result in realized and unrealized gains. The price swap agreements were considered derivatives under generally accepted accounting principles. We recognized losses on the normal settlement of these monthly swap agreements totaling approximately $457,000 for the three-month period ended June 30, 2014. We recognized unrealized losses totaling approximately $6.2 million resulting from the change in fair value of unsettled price swaps during the three-month period ended June 30, 2014. The price swap agreements were fully settled in August 2014 in connection with the termination of the MSCG Credit Facility. In September 2014, we entered into new swap agreements covering approximately 55% of our expected oil production through December 2015. This swap agreement was cancelled in the fourth quarter of 2014.

We recognized an estimated income tax benefit of approximately $0 and an estimated income tax benefit of approximately $2.1 million for the three-month periods ended June 30, 2015 and 2014, respectively.

Our basic and diluted loss per share was $3.05 and $0.13 for the three-month periods ended June 30, 2015 and 2014, respectively. Because we recognized net losses for the periods, diluted income per share is calculated using the basic weighted average number of weighted shares outstanding for the period, as the effect of including potentially dilutive items would be anti-dilutive.

Our adjusted loss for the three-month period ended June 30, 2015 was approximately $14.7 million, compared to an adjusted earnings of approximately $2.3 million for the three-month period ended June 30, 2014. Adjusted earnings (loss) is derived by adding back unrealized changes in fair value of commodity derivatives (non-cash) to net income or adjusting for other non-recurring gains or losses during the period. Adjusted earnings (loss) is a non-GAAP financial measure.

Our adjusted EBITDA for the three-month periods ended June 30, 2015 and 2014 was approximately $873,000 and $9.6 million, respectively. Adjusted EBITDA represents net earnings before interest income, dividend income, interest expense, income taxes, depletion, depreciation, and amortization, non-cash expenses related to stock-based compensation, impairment of oil and gas properties, loss on early extinguishment of debt, accretion of asset retirement obligations and changes in fair value of commodity derivatives (non-cash), and adjusted for other non-recurring gains or losses during the period. Adjusted EBITDA is a non-GAAP financial measure.

Results of Operations for the six-month period ended June 30, 2015 vs June 30, 2014

Revenues from the sale of oil, natural gas, and liquids totaled approximately $14.0 million for the six-month period ended June 30, 2015, compared to approximately $29.0 million for the six-month period ended June 30, 2014, a decrease of 52%. This decrease was driven by a 2% decrease in production by volume and a 51% decline in oil prices, after considering the effects of settled derivatives. Our wells continue to be primarily oil-producing wells, with 99% of total revenues for the six-month periods ended June 30, 2015 and 2014 resulting from oil sales. Our average daily production for the six-month period ended June 30, 2015, calculated on a barrel of oil equivalent basis, was 1,782 BOEPD, compared to 1,826 BOEPD for 2014. The decrease in our average daily production rate was primarily due to the fact that we did not add any new wells to production during the first half of 2015 to offset the normal decline rates of our existing, older wells. For the six-month period ended June 30, 2015, our average realized price per barrel of oil was $43.67 compared to an average realized price of $90.06 ($89.98, after considering the effects of settled derivatives) per barrel for the six-month period ended June 30, 2014.

Lease operating expenses totaled approximately $4.6 million for the six-month period ended June 30, 2015, compared to approximately $5.6 million for the six-month period ended June 30, 2014. The decline in lease operating expenses is largely due to more efficient operation of our wells, and the curtailment of our scheduled workover program, as well as the 2% decrease in our production volume from that of the prior year period. On a per-unit basis, LOE decreased from $16.90 per BOE for the six-month period ended June 30, 2014 to $14.24 per BOE for the six-month period ended June 30, 2015.

Production taxes totaled approximately $1.6 million for the six-month period ended June 30, 2015, compared to approximately $3.3 million for the six-month period ended June 30, 2014. Production taxes, as a percentage of total revenues, were approximately 11.5% and 11.3% for the six-month periods ended June 30, 2015 and 2014, respectively, which approximates the statutory rate for North Dakota.

General and administrative expenses, excluding stock based compensation, totaled approximately $4.4 million for the six-month period ended June 30, 2015, compared to approximately $2.8 million for the six-month period ended June 30, 2014. The increase in general and administrative expenses is primarily due to additional legal and other professional fees incurred during 2015 related to potential debt restructuring activities and in anticipation of, and following, our May 2015 bankruptcy filing. Included in general and administrative expenses is stock-based compensation totaling approximately $780,000 and $899,000 for the six-month periods ended June 30, 2015 and 2014, respectively. Stock-based compensation is a non-cash charge to earnings.

Depletion, depreciation, and amortization expense totaled approximately $10.8 million ($33.47 per BOE) for the six-month period ended June 30, 2015, compared to approximately $9.3 million ($28.26 per BOE) for the six-month period ended June 30, 2014. Our depletion expense is based on the capitalized costs related to oil and gas properties for which proved reserves have been assigned, plus the estimated future development costs necessary to convert proved undeveloped reserves to proved producing reserves. Our gross capitalized costs related to amortizable oil and gas properties, prior to any current period impairment adjustments, decreased from approximately $287.8 million at June 30, 2014 to approximately $215.8 million at June 30, 2015 primarily due to impairment adjustments recognized in December 2014 and again in March 2015.

Under full-cost accounting rules, we were required to write-down the value of our oil and gas properties, subject to amortization, by approximately $118.1 million during the first half of 2015. The impairment was partially due to depressed oil prices, which reduced the average price used to value our proved oil and gas reserves as of June 30, 2015. The impairment was further caused by our inability to claim reserves associated with our undeveloped properties, as our recent bankruptcy filing makes it unlikely that we would be able to fund future development of our undeveloped properties in the foreseeable future. The impairment expense represents a non-cash charge against our earnings. Because SEC rules require proved oil and gas reserves to be valued using an unweighted arithmetic average of oil and gas prices for the preceding twelve-month period, and because forecasted oil prices for 2015 are projected to be lower than what was experienced during 2014, it is likely that we will recognize additional impairments during 2015 that will be material to our financial results.

We received net proceeds from the issuance of the Bonds of approximately $167.3 million, net of the bond discount, investment banking fees and closing costs. We also incurred legal and bond rating fees totaling approximately $1.0 million in connection with the issuance of the Bonds. A portion of the net proceeds received from the issuance of the Bonds was used to repay in full the then-outstanding balance of our MSCG Credit Facility.

We recognized interest expense totaling approximately $6.5 million for the six-month period ended June 30, 2014 related to the amounts then-outstanding under the MSCG Credit Facility. During the six-month period ended June 30, 2015, but only through May 8, 2015, we recognized approximately $7.4 million of interest expense associated with our outstanding Bonds (as we stopped recognizing interest on the Bonds on the Petition Date), and approximately $800,000 of interest expense associated with our Senior Credit Facility (which was terminated effective March 31, 2015).

Included in the aggregate interest expense figures for the six-month periods ended June 30, 2015 and 2014 is amortization of deferred financing costs of approximately $1.2 million and $763,000, respectively. The 2015 interest expense figure also includes the amortization of the original Bond discount of approximately $117,000. The amortization of the original issuance Bond discount and deferred financing costs are non-cash items. The specific terms of the Bonds are discussed in the “Liquidity and Capital Resources” section, below.

As discussed above, we voluntarily filed for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code on May 8, 2015. Subsequent to the Petition Date, we incurred approximately $8.9 million of reorganization costs, which includes the write-off of remaining, unamortized Bond discount and deferred financing costs of approximately $1.4 million and $6.3 million, respectively, and post-petition legal and professional fees of approximately $1.2 million. We did not incur any such reorganization costs in 2014.

In connection with MSCG Credit Facility, we were required to enter into price swap agreements with MSCG covering up to 85% of the anticipated production from our estimated proved developed reserves over the remaining life of the MSCG Credit Facility. The purpose of price swap agreements was to limit our potential exposure to falling oil prices. Sustained oil prices above the pre-determined terms of our price-swap agreements would result in realized and unrealized losses, while sustained oil prices below the pre-determined terms of our price swap agreements would result in realized and unrealized gains. The price swap agreements were considered derivatives under generally accepted accounting principles. We recognized losses on the normal settlement of these monthly swap agreements totaling approximately $341,000 for the six-month period ended June 30, 2014. We recognized unrealized losses totaling approximately $8.0 million resulting from the change in fair value of unsettled price swaps during the six-month period ended June 30, 2014. The price swap agreements were fully settled in August 2014 in connection with the termination of the MSCG Credit Facility. In September 2014, we entered into new swap agreements covering approximately 55% of our expected oil production through December 2015.

We recognized an estimated income tax benefit of approximately $0 and an estimated income tax benefit of approximately $2.7 million for the six-month periods ended June 30, 2015 and 2014, respectively.

Our basic and diluted loss per share was $4.71 and $0.20 for the six-month periods ended June 30, 2015 and 2014, respectively. Because we recognized net losses for the periods, diluted income per share is calculated using the basic weighted average number of weighted shares outstanding for the period, as the effect of including potentially dilutive items would be anti-dilutive.

Our adjusted loss for the six-month period ended June 30, 2015 was approximately $25.3 million, compared to an adjusted earnings of approximately $3.1 million for the six-month period ended June 30, 2014. Adjusted earnings (loss) is derived by adding back unrealized changes in fair value of commodity derivatives (non-cash) to net income (loss) or adjusting for other non-recurring gains or losses during the period. Adjusted earnings (loss) is a non-GAAP financial measure.

Our adjusted EBITDA for the six-month periods ended June 30, 2015 and 2014 was approximately $2.2 million and $17.0 million, respectively. Adjusted EBITDA represents net earnings before interest income, dividend income, interest expense, income taxes, depletion, depreciation, and amortization, non-cash expenses related to stock-based compensation, impairment of oil and gas properties, loss on early extinguishment of debt, accretion of asset retirement obligations and changes in fair value of commodity derivatives (non-cash), and adjusted for other non-recurring gains or losses during the period. Adjusted EBITDA is a non-GAAP financial measure.

Liquidity and Capital Resources

As of June 30, 2015, our assets totaled approximately $116.5 million, which included, among other items, cash balances of approximately $11.5 million, trade receivables totaling approximately $11.2 million, and marketable securities valued at approximately $710,000.

As of June 30, 2015, our total liabilities exceeded our total assets by approximately $95.7 million. The sharp decline in oil prices that occurred during the latter part of 2014, and the continued depressed pricing, has materially reduced the revenues that were generated from the sale of our oil and gas production volumes during that period, which, in turn, negatively affected our working capital balance and resulted in write-downs of our oil and gas properties totaling approximately $118.1 million during the first half of 2015. The potential for future oil prices to remain at their current price levels for an extended period of time raises substantial doubt regarding our ability to continue as a going concern.

As a result of falling oil prices and decline in our oil and gas production, we generated approximately $12.1 million of negative cash flow from our operations for the six-month period ended June 30, 2015.

Our Bonds, which mature on September 1, 2019, carry an annual interest rate of 11% and are secured by first lien positions in substantially all of our assets, although possibly subordinate to certain statutory liens in favor of certain providers of services to us. Until our Senior Credit Facility was terminated, our Bonds were secured by second lien positions in substantially all of our assets. Interest related to the Bonds is payable in arrears on March 1st and September 1st of each year until the bonds mature. The Bond Indenture between U.S. Bank National Association and us, contains customary affirmative and negative covenants for financial instruments of this nature, including limitations with respect to our ability to pay dividends, distributions and to secure additional future borrowings.

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

On April 2, 2015, we entered into a Forbearance Agreement with the Ad Hoc Group and, pursuant to its terms, we paid $4.0 million of the interest that was due on the Bonds as of March 1, 2015. The Forbearance Agreement was scheduled to expire on May 15, 2015. However, as discussed above, we filed voluntary petitions for reorganization relief prior to the expiration of the forbearance period.

Although we do not have any current plans to do so, it is possible that we may seek to borrow additional funds or to raise capital through the sale of additional shares of our common stock at any time in the future, in order to fund future drilling activities, to develop our existing acreage further, or to acquire acreage or interests in other oil and gas properties, subject to approval by the Bankruptcy Court.

Litigation

As of June 30, 2015, other than the bankruptcy proceedings, we were not subject to any material known, pending or threatened litigation.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4. CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Principal Accounting Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that the Company’s internal controls over financial reporting were effective as of June 30, 2015.

Subsequent to filing our Chapter 11 bankruptcy petition no May 8, 2015, we implemented changes to our accounting system and procedures to establish proper cutoff for pre-petition and post-petition transactions.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not currently a party to any material legal litigation. As discussed in previously, we filed voluntary petitions with the Bankruptcy Court seeking relieve under the provisions of Chapter 11 of the Bankruptcy Code.

ITEM IA. RISK FACTORS.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no sales of unregistered equity securities during the quarter ended June 30, 2015.

There were no repurchases of our common stock during the quarter ended June 30, 2015. We do not currently have an announced repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We continue to be in default under the terms of certain notes we sold in August 2014 (the “August Notes”) as disclosed in our Current Report on Form 8-K filed with the SEC on April 7, 2015. As of August 10, 2015, we are in default under the August Notes in the total amount of approximately $175 million. The interest due but unpaid as of such date was approximately $9.5 million.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

Exhibit	Description of Exhibit

2.1	Agreement and Plan of Merger among Eternal Energy Corp., Eternal Sub Corp. and American Eagle Energy Inc., dated April 8, 2011. (Incorporated by reference to Exhibit 2.1 of our Registration Statement on Form S-4 filed May 4, 2011.)
2.1(a)	First Amendment to Agreement and Plan of Merger among Eternal Energy Corp., Eternal Sub Corp. and American Eagle Energy Inc., dated September 28, 2011. (Incorporated by reference to Exhibit 2.1(a) of our Current Report on Form 8-K filed September 28, 2011.)
3(i).1	Articles of Incorporation filed with the Nevada Secretary of State on July 25, 2003. (Incorporated by reference to Exhibit 3.1 of our Form 10-SB filed August 18, 2004.)
3(i).2	Certificate of Change filed with the Nevada Secretary of State effective November 7, 2005. (Incorporated by reference to Exhibit 3(i).2 of our Current Report on Form 8-K filed November 9, 2005.)
3(i).3	Articles of Merger filed with the Nevada Secretary of State effective November 7, 2005. (Incorporated by reference to Exhibit 3(i).3 of our Current Report on Form 8-K filed November 9, 2005.)
3(i).4	Articles of Merger filed with the Nevada Secretary of State effective November 30, 2011. (Incorporated by reference to Exhibit 3(i).4 of our Current Report on Form 8-K filed December 20, 2011.)
3(i).5	Articles of Merger filed with the Nevada Secretary of State effective November 30, 2011. (Incorporated by reference to Exhibit 3(i).5 of our Current Report on Form 8-K filed December 20, 2011.)
3(i).6	Certificate of Change filed with the Nevada Secretary of State effective November 30, 2011. (Incorporated by reference to Exhibit 3(i).6 of our Current Report on Form 8-K filed December 20, 2011.)
3(i).7	Certificate of Change filed with the Nevada Secretary of State effective March 18, 2014. (Incorporated by reference to Exhibit 3(i).7 of our Current Report on Form 8-K filed on March 21, 2014.)
3(ii).1	Bylaws, adopted July 18, 2003. (Incorporated by reference to Exhibit 3.2 of our Form 10-SB filed August 18, 2004.)
3(ii).2	Amendment No. 1 to Bylaws, adopted November 4, 2005. (Incorporated by reference to Exhibit 3(ii) of our Current Report on Form 8-K filed November 9, 2005.)
3(ii).3	Amendment No. 2 to Bylaws, adopted February 22, 2011. (Incorporated by reference to Exhibit 3(ii).3 of our Current Report on Form 8-K filed February 23, 2011.)
4.1	American Eagle Energy Corporation 2012 Equity Incentive Plan. (Incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-8 filed February 28, 2012.)

4.2	Non-qualified Stock Option Agreement, dated as of October 30, 2009, by and between the Registrant and Bradley M. Colby. (Incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.3	Non-qualified Stock Option Agreement, dated as of October 30, 2009, by and between the Registrant and John Anderson. (Incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.4	Non-qualified Stock Option Agreement, dated as of October 30, 2009, by and between the Registrant and Paul E. Rumler. (Incorporated by reference to Exhibit 4.4 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.5	Non-qualified Stock Option Agreement, dated as of December 30, 2010, by and between the Registrant and Bradley M. Colby. (Incorporated by reference to Exhibit 4.5 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.6	Non-qualified Stock Option Agreement, dated as of December 30, 2010, by and between the Registrant and Thomas G. Lantz. (Incorporated by reference to Exhibit 4.6 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.7	American Eagle Energy Corporation 2013 Equity Incentive Plan. (Incorporated by reference to Exhibit 4.7 of our Annual Report on Form 10-K filed March 28, 2014.)
4.8	Non-qualified Stock Option Agreement, dated as of December 30, 2010, by and between the Registrant and Richard Findley. (Incorporated by reference to Exhibit 4.8 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.9	Non-qualified Stock Option Agreement, dated as of December 28, 2011, by and between the Registrant and Paul E. Rumler. (Incorporated by reference to Exhibit 4.9 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.10	Non-qualified Stock Option Agreement, dated as of December 28, 2011, by and between the Registrant and John Anderson. (Incorporated by reference to Exhibit 4.10 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.11	Reserved for future use.
4.12	Non-qualified Stock Option Agreement, dated as of December 28, 2011, by and between the Registrant and Kirk Stingley. (Incorporated by reference to Exhibit 4.12 of our Registration Statement on Form S-8 filed February 28, 2012.)
4.13	Non-qualified Stock Option Agreement, dated as of December 14, 2012, by and between the Registrant and Bradley M. Colby. (Incorporated by reference to Exhibit 4.13 of our Annual Report on Form 10-K filed March 28, 2014.)
4.14	Non-qualified Stock Option Agreement, dated as of December 14, 2012, by and between the Registrant and Thomas G. Lantz. (Incorporated by reference to Exhibit 4.14 of our Annual Report on Form 10-K filed March 28, 2014.)
4.15	Non-qualified Stock Option Agreement, dated as of December 14, 2012, by and between the Registrant and Kirk A. Stingley. (Incorporated by reference to Exhibit 4.15 of our Annual Report on Form 10-K filed March 28, 2014.)
4.16	Non-qualified Stock Option Agreement, dated as of December 14, 2012, by and between the Registrant and Richard Findley. (Incorporated by reference to Exhibit 4.16 of our Annual Report on Form 10-K filed March 28, 2014.)
4.17	Non-qualified Stock Option Agreement, dated as of December 14, 2012, by and between the Registrant and Paul E. Rumler. (Incorporated by reference to Exhibit 4.17 of our Annual Report on Form 10-K filed March 28, 2014.)
4.18	Non-qualified Stock Option Agreement, dated as of December 14, 2012, by and between the Registrant and John Anderson. (Incorporated by reference to Exhibit 4.18 of our Annual Report on Form 10-K filed March 28, 2014.)
4.19	Non-qualified Stock Option Agreement, dated as of February 21, 2012, by and between the Registrant and Andrew P. Calerich. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 21, 2012.)
4.20	Non-qualified Stock Option Agreement, dated as of November 14, 2013, by and between the Registrant and James N. Whyte. (Incorporated by reference to Exhibit 4.20 of our Current Report on Form 8-K filed November 14, 2013.)
4.21	Non-qualified Stock Option Agreement, dated as of December 14, 2012, by and between the Registrant and Andrew P. Calerich. (Incorporated by reference to Exhibit 4.21 of our Annual Report on Form 10-K filed March 28, 2014.)
4.22	Non-qualified Stock Option Agreement, dated as of December 13, 2013, by and between the Registrant and Bradley M. Colby. (Incorporated by reference to Exhibit 4.22 of our Annual Report on Form 10-K filed March 28, 2014.)
4.23	Non-qualified Stock Option Agreement, dated as of December 13, 2013, by and between the Registrant and Thomas G. Lantz. (Incorporated by reference to Exhibit 4.23 of our Annual Report on Form 10-K filed March 28, 2014.)
4.24	Non-qualified Stock Option Agreement, dated as of December 13, 2013, by and between the Registrant and Kirk A. Stingley. (Incorporated by reference to Exhibit 4.24 of our Annual Report on Form 10-K filed March 28, 2014.)
4.25	Non-qualified Stock Option Agreement, dated as of December 13, 2013, by and between the Registrant and Richard Findley. (Incorporated by reference to Exhibit 4.25 of our Annual Report on Form 10-K filed March 28, 2014.)
4.26	Non-qualified Stock Option Agreement, dated as of December 13, 2013, by and between the Registrant and Paul E. Rumler. (Incorporated by reference to Exhibit 4.26 of our Annual Report on Form 10-K filed March 28, 2014.)
4.27	Non-qualified Stock Option Agreement, dated as of December 13, 2013, by and between the Registrant and John Anderson. (Incorporated by reference to Exhibit 4.27 of our Annual Report on Form 10-K filed March 28, 2014.)
4.28	Non-qualified Stock Option Agreement, dated as of December 13, 2013, by and between the Registrant and Andrew P. Calerich. (Incorporated by reference to Exhibit 4.28 of our Annual Report on Form 10-K filed March 28, 2014.)
4.29	Non-qualified Stock Option Agreement, dated as of December 13, 2013, by and between the Registrant and James N. Whyte. (Incorporated by reference to Exhibit 4.29 of our Annual Report on Form 10-K filed March 28, 2014.)
10.1	Agreement and Plan of Merger between Golden Hope Resources Corp. (renamed Eternal Energy Corp.) and Eternal Energy Corp., filed with the Nevada Secretary of State effective November 7, 2005. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed November 9, 2005.)
10.2	Reserved for future use.

10.3	Purchase and Sale Agreement, dated June 18, 2010, between Eternal Energy Corp. and American Eagle Energy Inc. (Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q filed August 16, 2010.)
10.4	Restricted Common Stock Purchase Agreement, dated January 4, 2013, by and between American Eagle Energy Corporation and Power Energy Holdings, LLC. (Incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q filed May 14, 2013.)
10.5	Common Stock Purchase Agreement, dated August 9, 2013, by and between American Eagle Energy Corporation and Power Energy Holdings, LLC. (Incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q filed August 19, 2013.)
10.6	Purchase, Sale and Option Agreement, dated August 12, 2013, by and between American Eagle Energy Corporation and USG Properties Bakken I, LLC. (Incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q filed November 14, 2013.)
10.6a	First Amendment to Purchase, Sale and Option Agreement, dated September 30, 2013, by and between American Eagle Energy Corporation and USG Properties Bakken I, LLC. (Incorporated by reference to Exhibit 10.6a of our Quarterly Report on Form 10-Q filed November 14, 2013.)
10.6b	Second Amendment to Purchase, Sale and Option Agreement, dated October 2, 2013, by and between American Eagle Energy Corporation and USG Properties Bakken I, LLC. (Incorporated by reference to Exhibit 10.6b of our Quarterly Report on Form 10-Q filed November 14, 2013.)
10.6c	Notice of Exercise pursuant to the Purchase and Sale and Option Agreement, dated October 2, 2013, by and between American Eagle Energy Corporation and USG Properties Bakken I, LLC. (Incorporated by reference to Exhibit 10.6c of our Quarterly Report on Form 10-Q filed November 14, 2013.)
10.7	Underwriting Agreement, dated March 18, 2014, by and between American Eagle Energy Corporation and Johnson Rice & Company LLC. (Incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K, filed March 19, 2014.)
10.8	Purchase Agreement, dated October 2, 2013, by and between American Eagle Energy Corporation and Northland Securities, Inc. (Incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed on October 2, 2013.)
10.9	Purchase Agreement, dated October 9, 2013, by and between American Eagle Energy Corporation and Northland Securities, Inc. (Incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed on October 10, 2013.)
10.10	Reserved for future use.
10.11	Amended and Restated Employment Agreement, effective May 1, 2013, by and between the Registrant and Bradley M. Colby. (Incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-K filed March 28, 2014.)
10.12	Employment Agreement, effective May 1, 2013, by and between the Registrant and Thomas G. Lantz. (Incorporated by reference to Exhibit 10.12 of our Annual Report on Form 10-K filed March 28, 2014.)
10.13	Employment Agreement, effective May 1, 2013, by and between the Registrant and Kirk Stingley. (Incorporated by reference to Exhibit 10.13 of our Annual Report on Form 10-K filed March 28, 2014.)
10.14	Consulting Agreement, effective November 30, 2011, by and between the Registrant and Richard Findley. (Incorporated by reference to Exhibit 10.41 of our Annual Report on Form 10-K filed April 16, 2012.)
10.15	Reserved for future use.
10.16	Reserved for future use.
10.17	Carry Agreement, dated August 12, 2013, by and among American Eagle Energy Corporation, AMZG, Inc. and USG Properties Bakken I, LLC. (Incorporated by reference to Exhibit 10.20 of our Quarterly Report on Form 10-Q filed August 19, 2013.)
10.18	Farm-Out Agreement, dated August 12, 2013, by and among American Eagle Energy Corporation, AMZG, Inc. and USG Properties Bakken I, LLC. (Incorporated by reference to Exhibit 10.21 of our Quarterly Report on Form 10-Q, filed August 19, 2013.)
10.19	Letter Agreement, dated March 21, 2014, by and between American Eagle Energy Corporation and USG Properties Bakken I, LLC. (Incorporated by reference to Exhibit 10.19 of our Annual Report on Form 10-K filed March 28, 2014.)
10.19a	Amendment and Addendum to Letter Agreement, dated March 27, 2014, by and among American Eagle Energy Corporation and USG Properties Bakken I, LLC. (Incorporated by reference to Exhibit 10.19a of our Annual Report on Form 10-K filed March 28, 2014.)
10.20	Credit Agreement, dated August 19, 2013, by and among American Eagle Energy Corporation, the lenders parties thereto, and Morgan Stanley Capital Group Inc., as administrative agent for such lenders. (Incorporated by reference to Exhibit 10.20 of our Form 8-K filed August 23, 2013.)
10.20a	First Amendment to the Credit Agreement, dated October 2, 2013, by and among American Eagle Energy Corporation, the lenders parties thereto, and Morgan Stanley Capital Group Inc. (Incorporated by reference to Exhibit 10.20a of our Quarterly Report on Form 10-Q filed November 6, 2014.)
10.20b	Second Amendment to the Credit Agreement, dated October 2, 2013, by and among American Eagle Energy Corporation, the lenders parties thereto, and Morgan Stanley Capital Group Inc. (Incorporated by reference to Exhibit 10.20b of our Quarterly Report on Form 10-Q filed November 6, 2014.)
10.20c	Third Amendment to the Credit Agreement, dated July 21, 2014, by and among American Eagle Energy Corporation, the lenders parties thereto, and Morgan Stanley Capital Group Inc. (Incorporated by reference to Exhibit 10.20c of our Quarterly Report on Form 10-Q filed August 4, 2014.)

10.21	Promissory Note, dated August 19, 2013, by American Eagle Energy Corporation, payable to the order of Morgan Stanley Capital Group Inc. in the principal amount of $200,000,000. (Incorporated by reference to Exhibit 10.21 of our Form 8-K filed August 23, 2013.)
10.22	Pledge and Security Agreement, dated as of August 19, 2013, by and among American Eagle Energy Corporation, AMZG, Inc., AEE Canada, Inc., EERG Energy ULC, and Morgan Stanley Capital Group Inc. (Incorporated by reference to Exhibit 10.22 of our Form 8-K filed August 23, 2013.)
10.23	Mortgage-Collateral Real Estate Mortgage, Deed of Trust, Indenture, Security Agreement, Fixture Filing, As-Extracted Collateral Filing, Financing Statement and Assignment of Production, dated as of August 19, 2013, by and among American Eagle Energy Corporation, AMZG, Inc., and Morgan Stanley Capital Group Inc. (Incorporated by reference to Exhibit 10.23 of our Form 8-K filed August 23, 2013.)
10.24	Guaranty Agreement, dated as of August 19, 2013, by and among AMZG, Inc., AEE Canada Inc., EERG Energy ULC, and Morgan Stanley Capital Group Inc. (Incorporated by reference to Exhibit 10.24 of our Form 8-K filed August 23, 2013.)
10.25	Form of Warrant of American Eagle Energy Corporation. (Incorporated by reference to Exhibit 10.25 of our Form 8-K filed August 23, 2013.)
10.26	Reserved for future use.
10.27	Lease Agreement, dated January 1, 2009, by and between Eternal Energy Corp. and Oakley Ventures, LLC. (Incorporated by reference to Exhibit 10.27 of our Annual Report on Form 10-K filed March 23, 2010.)
10.27a	Lease Addendum, dated October 1, 2011, by and between Eternal Energy Corp. and Oakley Ventures, LLC, and Exhibit A thereto. (Incorporated by reference to Exhibit 10.27a of our Annual Report on Form 10-K filed April 16, 2012.)
10.27b	Lease Addendum, dated July 1, 2012, by and between American Eagle Energy Corporation and Oakley Ventures, LLC. (Incorporated by reference to Exhibit 10.27b of our Quarterly Report on Form 10-Q filed on August 20, 2012.)
10.27c	Lease Addendum, dated November 1, 2013, by and between American Eagle Energy Corporation and Oakley Ventures, LLC. (Incorporated by reference to Exhibit 10.27c of our Quarterly Report on Form 10-Q filed November 6, 2014.)
10.28	Indenture, dated August 27, 2014, by and between American Eagle Energy Corporation and U.S. Bank National Association.
10.29	Purchase Agreement, dated August 13, 2014, by and between American Eagle Energy Corporation and GMP Securities L.P. (Incorporated by reference to Exhibit 10.29 of our Quarterly Report on Form 10-Q filed November 6, 2014.)
10.30	Registration Rights Agreement, dated August 27, 2014, by and among American Eagle Energy Corporation and GMP Securities L.P. (Incorporated by reference to Exhibit 10.30 of our Quarterly Report on Form 10-Q filed November 6, 2014.)
10.31	Credit Agreement, dated August 27, 2014, by and among American Eagle Energy Corporation, SunTrust Bank and SunTrust Robinson Humphrey, Inc. (Incorporated by reference to Exhibit 10.31 of our Quarterly Report on Form 10-Q filed November 6, 2014.)
10.32	Guarantee and Collateral Agreement, dated August 27, 2014, by and between American Eagle Energy Corporation, Grantors and SunTrust Bank. (Incorporated by reference to Exhibit 10.32 of our Quarterly Report on Form 10-Q filed November 6, 2014.)
10.33	Intercreditor Agreement, dated August 27, 2014, by and among American Eagle Energy Corporation, SunTrust Bank and U.S. Bank National Association. (Incorporated by reference to Exhibit 10.33 of our Quarterly Report on Form 10-Q filed November 6, 2014.)
10.34	Forbearance Agreement among the members of the ad hoc bondholders group and our subsidiary and us, dated April 2, 2015. (Incorporated by reference to Exhibit 10.34 of our Current Report on Form 8-K filed April 7, 2015.)
10.35	Reserved for future use.
10.36	Letter of Intent, dated February 22, 2011, by and between Eternal Energy Corp. and American Eagle Energy Inc. (Incorporated by reference to Exhibit 10.36 of our Annual Report on Form 10-K filed March 23, 2011.)
10.37	Engagement Letter for Professional Services, dated February 25, 2011, by and between Eternal Energy Corp. and C.K. Cooper & Company. (Incorporated by reference to Exhibit 10.37 of our Annual Report on Form 10-K filed March 23, 2011.)
10.38	Participation and Operating Agreement, dated April 15, 2011, by and among Eternal Energy Corp., AEE Canada Inc. and Passport Energy Inc. (Incorporated by reference to Exhibit 10.38 of our Registration Statement on Form S-4 filed May 4, 2011.)
10.38a	Amendment to the Participation and Operating Agreement, dated February 1, 2012, by and among Eerg Energy Ulc, Aee Canada Inc. and Passport Energy Inc. (Incorporated by reference to Exhibit 10.38a of our Annual Report on Form 10-K/A filed April 10, 2012.)
10.39^	Purchase and Sale Agreement, dated May 17, 2011, by and among Eternal Energy Corp., American Eagle Energy Inc., and NextEra Energy Gas Producing, LLC. (Incorporated by reference to Exhibit 10.39 of our Amended Quarterly Report on Form 10-Q/A filed October 11, 2011.)
10.40^	Purchase and Sale Agreement, dated May 17, 2011, by and among Eternal Energy Corp., American Eagle Energy Inc., and NextEra Energy Gas Producing, LLC. (Incorporated by reference to Exhibit 10.40 of our Amended Quarterly Report on Form 10-Q/A filed October 11, 2011.)

10.40a	First Amendment to Purchase and Sale Agreement, dated June 14, 2011, by and among Eternal Energy Corp., American Eagle Energy Inc., and NextEra Energy Gas Producing, LLC. (Incorporated by reference to Exhibit 10.40a of our Quarterly Report on Form 10-Q filed August 18, 2011.)
10.40b	Second Amendment to Purchase and Sale Agreement, dated July 25, 2011, by and among Eternal Energy Corp., American Eagle Energy Inc., and NextEra Energy Gas Producing, LLC. (Incorporated by reference to Exhibit 10.40b of our Quarterly Report on Form 10-Q filed August 18, 2011.)
10.41^	Purchase and Sale Agreement, dated November 15, 2011, by and among Eternal Energy Corp., American Eagle Energy Inc., and NextEra Energy Gas Producing, LLC. (Incorporated by reference to Exhibit 10.38a of our Annual Report on Form 10-K/A filed April 10, 2012.)
10.42^	Carry Agreement, dated April 16, 2012, by and among American Eagle Energy Corporation, American Eagle Energy Inc., and NextEra Energy Gas Producing, LLC, and Exhibit C thereto. (Incorporated by reference to Exhibit 10.42 of our Quarterly Report on Form 10-Q filed on August 20, 2012.
10.43	First Amendment to Carry Agreement, dated July 15, 2012, by and among American Eagle Energy Corporation, American Eagle Energy Inc., and NextEra Energy Gas Producing, LLC. (Incorporated by reference to Exhibit 10.43 of our Quarterly Report on Form 10-Q filed on August 20, 2012.)
10.44	ISDA Master Agreement, dated December 27, 2012, by and among American Eagle Energy Corporation, AMZG, Inc., and Macquarie Bank Limited. (Incorporated by reference to Exhibit 10.44 of our Annual Report on Form 10-K filed on April 16, 2013.)
10.44a	Schedule to the 2002 ISDA Master Agreement, dated December 27, 2012, by and among American Eagle Energy Corporation, AMZG, Inc., and Macquarie Bank Limited. (Incorporated by reference to Exhibit 10.44a of our Annual Report on Form 10-K filed on April 16, 2013.)
10.45	Commodity Swap Transaction Confirmation, dated December 27, 2012, by and among American Eagle Energy Corporation, AMZG, Inc., and Macquarie Bank Limited. (Incorporated by reference to Exhibit 10.45 of our Annual Report on Form 10-K filed on April 16, 2013.)
10.46	Security Agreement, dated December 27, 2012, by and among American Eagle Energy Corporation, AMZG, Inc., and Macquarie Bank Limited. (Incorporated by reference to Exhibit 10.46 of our Annual Report on Form 10-K filed on April 16, 2013.)
10.47	Mortgage, Security Agreement, Fixture Filing, Financing Statement and Assignment of Production and Revenue, dated December 27, 2012, by and among American Eagle Energy Corporation, AMZG, Inc., and Macquarie Bank Limited. (Incorporated by reference to Exhibit 10.47 of our Annual Report on Form 10-K filed on April 16, 2013.)
10.48	Purchase and Sale Agreement, dated December 20, 2012, by and between USG Properties Bakken I, LLC and American Eagle Energy Corporation. (Incorporated by reference to Exhibit 10.48 of our Annual Report on Form 10-K filed on April 16, 2013.)
10.49	Purchase and Sale Agreement, dated November 20, 2012, by and between SM Energy Company and American Eagle Energy Corporation. (Incorporated by reference to Exhibit 10.49 of our Annual Report on Form 10-K filed on April 16, 2013.)
21.1	List of Subsidiaries. (Incorporated by reference to Exhibit 21.1 of our Annual Report on Form 10-K filed March 31, 2015.)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
^	Portions omitted pursuant to a request for confidential treatment.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EAGLE ENERGY CORPORATION

(Registrant)

August 10, 2015	/s/ BRADLEY M. COLBY
Bradley M. Colby
President and Chief Executive Officer

